Form 10-Q
period 2014-03-31
TRINET GROUP INC
filed 2014-05-08
CIK 937098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36373

TriNet Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3359658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 San Leandro Blvd., Suite 400

San Leandro, CA 94577

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (510) 352-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, the registrant had 69,046,149 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$122,601	$94,356
Restricted cash	15,269	15,267
Prepaid income taxes	8,873	3,331
Deferred income taxes	68	68
Prepaid expenses	7,153	7,849
Deferred loan costs and other current assets	5,190	5,238
Worksite employee related assets	663,800	772,437
Total current assets	822,954	898,546
Workers compensation receivable	22,356	25,381
Restricted cash and investments	41,927	36,968
Property and equipment, net	26,648	25,690
Goodwill	288,857	288,857
Other intangible assets, net	120,471	134,020
Deferred income taxes	1,000	1,000
Deferred loan costs and other assets	16,214	24,276
Total assets	$1,340,427	$1,434,738
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,505	$7,315
Accrued corporate wages	19,524	26,264
Deferred income taxes	20,439	16,535
Current portion of notes payable and borrowings under capital leases	6,589	6,669
Other current liabilities	16,569	9,078
Worksite employee related liabilities	657,567	767,624
Total current liabilities	729,193	833,485
Notes payable and borrowings under capital leases, less current portion	595,647	812,208
Workers compensation liabilities	49,712	45,309
Deferred income taxes	6,401	8,888
Other liabilities	5,598	5,210
Total liabilities	1,386,551	1,705,100
Commitments and contingencies (Note 9)
Series G convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $59,306); no shares authorized, issued and outstanding at March 31, 2014; 5,391,441 shares authorized, issued and outstanding at December 31, 2013	—	59,059
Series H convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $60,000); no shares authorized, issued and outstanding at March 31, 2014; 4,124,986 shares authorized, issued and outstanding at December 31, 2013	—	63,819
Stockholders’ deficit:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 68,966,451 and 15,259,540 shares issued and outstanding at March 31, 2014 and December 31, 2013	420,212	74,160
Accumulated deficit	(466,120)	(467,209)
Accumulated other comprehensive loss	(216)	(191)
Total stockholders’ deficit	(46,124)	(393,240)
Total liabilities and stockholders’ deficit	$1,340,427	$1,434,738

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Professional service revenues	$82,875	$59,231
Insurance service revenues	426,037	291,839
Total revenues	508,912	351,070
Costs and operating expenses:
Insurance costs	381,157	253,912
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	33,643	22,815
Sales and marketing	31,837	22,631
General and administrative	14,337	12,487
Systems development and programming costs	5,894	4,510
Amortization of intangible assets	13,549	10,306
Depreciation	3,218	2,826
Total costs and operating expenses	483,635	329,487
Operating income	25,277	21,583
Other income (expense):
Interest expense and bank fees	(21,852)	(5,152)
Other, net	103	73
Income before provision for income taxes	3,528	16,504
Provision for income taxes	1,988	5,967
Net income	$1,540	$10,537
Net income per share:
Basic	$0.03	$0.22
Diluted	$0.03	$0.20
Weighted average shares:
Basic	16,775,513	10,769,530
Diluted	19,397,777	14,445,039

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$1,540	$10,537
Other comprehensive loss, net of tax
Unrealized gains on investments	16	5
Unrealized losses on interest rate cap	–	(13)
Foreign currency translation adjustments	(42)	(11)
Total other comprehensive loss, net of tax	(26)	(19)
Comprehensive income	$1,514	$10,518

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$1,540	$10,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,028	13,178
Deferred income taxes	1,412	2,414
Stock-based compensation	2,147	1,360
Excess tax benefit from equity incentive plan activity	(1,753)	(107)
Accretion of workers compensation and leases fair value adjustment	(347)	(384)
Changes in operating assets and liabilities:
Restricted cash	(3,961)	(645)
Prepaid expenses and other current assets	(1,411)	877
Workers compensation receivables	3,379	717
Other assets	4,033	742
Accounts payable	2,078	(586)
Income tax payable/receivable	(3,789)	3,613
Other current liabilities	1,532	739
Other liabilities	4,869	(3,211)
Worksite employee related assets	108,637	(56,969)
Worksite employee related liabilities	(110,057)	63,440
Net cash provided by operating activities	30,337	35,715
Investing activities
Proceeds from sale and maturity of debt securities	–	500
Purchase of debt securities	(1,000)	(6,752)
Purchase of property and equipment	(5,064)	(2,224)
Net cash used in investing activities	(6,064)	(8,476)
Financing activities
Proceeds from issuance of common stock	218,859	–
Proceeds from issuance of common stock on exercised options	494	283
Excess tax benefit from equity incentive plan activity	1,753	107
Repayment of notes payable	(216,575)	(2,333)
Payments of special dividend	–	(28)
Borrowings under capital leases	47	–
Repayments under capital leases	(113)	(206)
Repurchase of common stock	(451)	(2,689)
Net cash provided by (used in) financing activities	4,014	(4,866)
Effect of exchange rate changes on cash and cash equivalents	(42)	(11)
Net increase in cash and cash equivalents	28,245	22,362
Cash and cash equivalents at beginning of year	94,356	63,749
Cash and cash equivalents at end of year	$122,601	$86,111

Supplemental disclosures of cash flow information
Cash paid for interest	$9,093	$4,312
Cash paid for income taxes, net of refunds	4,352	(199)
Supplemental schedule of noncash investing and financing activities
Special dividend payable on unvested restricted stock units	$35	$70
Payable for purchase of property and equipment	632	46

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TriNet Group, Inc. (the Company or TriNet), a Delaware corporation incorporated in January 2000, provides a comprehensive human resources solution for small to medium-sized businesses. The Company’s solution includes payroll processing, human capital consulting, employment law compliance and employee benefits, including health insurance, retirement plans and workers compensation insurance.

The Company provides its services through co-employment relationships with its customers, under which the Company and its customers each take responsibility for certain portions of the employer-employee relationship for worksite employees (WSEs). The Company is the employer of record for most administrative and regulatory purposes, including the following: (i) compensation through wages and salaries; (ii) employer payroll-related taxes payment; (iii) employee payroll-related taxes withholding and payment; (iv) employee benefit programs including health and life insurance, and others; and (v) workers compensation coverage.

Initial Public Offering

In March 2014, the Company completed its initial public offering (IPO) in which the Company issued and sold 15,000,000 shares of common stock at a public offering price of $16.00 per share. In addition, another 2,250,000 shares were sold by certain selling stockholders pursuant to the underwriters’ option to purchase additional shares.  The Company received net proceeds of approximately $218.0 million, after deducting underwriting discounts and commissions of $16.8 million and offering expenses of $5.3 million. The Company did not receive any proceeds from the sale by the selling stockholders.  Upon the closing of the IPO, all shares of the Company’s then-outstanding preferred stock were converted into an aggregate of 38,065,708 shares of common stock.

Segment Information

The Company operates in one reportable segment in accordance with ASC 280. All of the Company’s service revenues are generated from external customers. Less than 1% of revenues are generated outside of the United States of America (U.S.). Substantially all of the Company’s long-lived assets are located in the U.S.

Basis of Presentation

The accompanying unaudited consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 27, 2014. There have been no changes to the Company’s significant accounting policies described in the prospectus that have had a material impact on our consolidated financial statements and related notes. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated balance sheets present the current assets and current liabilities directly related to the processing of human resources transactions as WSE-related assets and WSE-related liabilities, respectively. WSE-related assets comprise cash and investments restricted for current workers compensation claim payments, payroll funds collected, accounts receivable, unbilled service revenues, and refundable or prepaid amounts related to the Company-sponsored workers compensation and health plan programs. WSE-related liabilities comprise customer prepayments, wages and payroll taxes accrued and payable, and liabilities related to the Company-sponsored workers compensation and health plan programs resulting from workers compensation case reserves, premium amounts due to providers for enrolled employees, and workers compensation and health reserves that are expected to be disbursed within the next 12 months.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Seasonality

Historically, the Company has experienced its highest monthly addition of WSEs, as well as its highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, the Company experiences higher levels of client attrition in connection with renewals of the health insurance it provides for its WSEs, in the event that such renewals result in increased premiums that it passes on to its clients. The Company has also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted the Company’s insurance costs in these quarters. These historical trends may change, and other seasonal trends may develop that make it more difficult for the Company to manage its business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates include, but are not limited to, allowances for accounts receivable, workers compensation related assets and liabilities, health plan assets and liabilities, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Such estimates are based on historical experience and on various other assumptions that Company management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company adopted this guidance in 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES

The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	March 31,	December 31,
	2014	2013
Worksite employee-related assets:
Restricted cash	$44,765	$19,154
Restricted investment	2,317	2,317
Payroll funds collected	314,551	490,058
Unbilled revenue, net of advance collection of $33,634 and $54,159 at March 31, 2014 and December 31, 2013, respectively	255,209	200,641
Accounts receivable, net of allowance for doubtful accounts of $406 and $865 at March 31, 2014 and December 31,2013, respectively	9,704	10,450
Prepaid health plan expenses	4,240	7,584
Refundable health plan premiums	667	17,601
Refundable workers compensation premiums	28,995	20,834
Prepaid workers compensation expenses	1,622	1,414
Other payroll assets	1,730	2,384
Total worksite employee-related assets	$663,800	$772,437

Worksite employee-related liabilities:
Unbilled wages accrual	$279,186	$243,640
Payroll taxes payable	209,966	358,285
Health benefits payable	77,036	67,132
Customer prepayments	44,603	51,902
Workers compensation payable	26,543	23,453
Other payroll deductions	20,233	23,212
Total worksite employee-related liabilities	$657,567	$767,624

NOTE 3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The Company’s noncurrent restricted cash and investments include $37.4 million of available-for-sale marketable securities, $4.0 million of cash collateral, and $0.5 million of certificates of deposit at March 31, 2014. The available-for-sale marketable securities as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
U.S. treasuries	$36,838	$54	$(12)	$36,880
Mutual funds	500	8	-	508
Total investments	$37,338	$62	$(12)	$37,388

December 31, 2013:
U.S. treasuries	$35,900	$38	$(20)	$35,918
Mutual funds	500	8	–	508
Total investments	$36,400	$46	$(20)	$36,426

There were no realized gains or losses for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, the contractual maturities of the U.S. treasuries were two to three years.

As of March 31, 2014, certain of the Company’s U.S. treasuries were in unrealized loss position principally due to changes in interest rates and credit spreads. No U.S. treasuries were in an unrealized loss position for more than 12 months as of either March 31, 2014 or December 31, 2013. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 18% of the total fair value of all securities available for sale and their unrealized loss was $0.01 million as of March 31, 2014. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering such assumptions, the Company uses a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level I—observable inputs such as quoted prices in active markets
•	Level II—inputs other than the quoted prices in active markets that are observable either directly or indirectly
•	Level III—unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its financial assets at fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
Assets:
March 31, 2014
Certificate of deposit	$2,859	$2,859	–	$-
U.S. treasuries	36,880	36,880	–	–
Mutual funds	508	508	–	–
Interest rate cap	25	–	25	–
Total	$40,272	$40,247	$25	$-
December 31, 2013:
Certificate of deposit	$2,858	$2,858	$-	$-
U.S. treasuries	35,918	35,918	–	–
Mutual funds	508	508	–	–
Interest rate cap	47	–	47	–
Total	$39,331	$39,284	$47	$0

There were no transfers between Level I and Level II assets for the three months ended March 31, 2014 or the year ended December 31, 2013.

As of March 31, 2014 and December 31, 2013, certificate of deposit consisted of certificates of deposit held by domestic financial institutions, of which $2.3 million are presented as restricted investments within WSE-related assets and $0.5 million are presented as noncurrent restricted investments in the accompanying consolidated balance sheets.

The book value of the Company’s financial instruments not measured at fair value, including cash, restricted cash, WSE-related assets and liabilities, line of credit and accrued corporate wages, approximates fair value due to the relatively short maturity, cash repayments or market interest rates of such instruments. The fair value of such financial instruments, other than cash and restricted cash, is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level II of the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level I.

At March 31, 2014 and December 31, 2013, the carrying value of our notes payable of $601.9 million and $818.4 million, respectively, approximated fair value. The estimate fair values of our notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 4. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES

The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	March 31,	December 31,
	2014	2013
Notes payable under credit facility	$601,850	$818,425
Capital leases	386	452
Less current portion	(6,589)	(6,669)
	$595,647	$812,208

In August 2013, the Company, as guarantor, its subsidiary TriNet HR Corporation, as borrower, and certain of its other subsidiaries as subsidiary guarantors entered into two senior secured credit facilities:

•	a $705.0 million first lien credit facility with JPMorgan Chase Bank, N.A., as administrative agent; and
•	a $190.0 million second lien credit facility with Wilmington Trust, National Association, as administrative agent.

The credit facilities are secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

The first lien credit facility provides for a five-year revolving credit facility of $75.0 million, three-year first lien tranche B-1 term loan of $175.0 million and seven-year first lien tranche B-2 term loan of $455.0 million. A second lien credit facility provides for seven-year-and-six-month term loan of $190.0 million. All first lien and second lien term loans were fully drawn in August 2013. The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $52.2 million as of March 31, 2014, since $22.8 million of the facility was used to backstop letters of credit outstanding in a previous credit facility. The proceeds of the first and second lien credit facilities were used to repay approximately $448.3 million of indebtedness outstanding under the Company’s previous credit facility, declare a special dividend, provide cash collateral to guarantee a letter of credit and pay transaction costs. In connection with the credit facilities, the Company incurred $23.1 million of debt issuance costs, which were deferred and are being amortized over the term of the credit facilities.

In March 2014, the proceeds from the IPO were used to fully repay the $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of the first lien tranche B-1 term loan. Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million.

The credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. Under the revolving credit facility, so long as there are any outstanding revolving loans and/or outstanding letters of credit in excess of $15.0 million other than letters of credit that have been cash collateralized, we are required to comply with a financial covenant that requires us and our subsidiaries to maintain a maximum first lien leverage ratio at 5.50 to 1.00 on a consolidated basis as of March 31, 2014. The Company was in compliance with the restrictive covenants under the credit facilities at March 31, 2014.

NOTE 5. CONVERTIBLE PREFERRED STOCK

On June 7, 2005, the Company issued 5,391,441 shares of Series G convertible preferred stock (Series G) at $11.00 per share for an aggregate cash purchase price of $59.3 million. The Company recorded the issuance of Series G at $59.1 million, net of issuance costs of $0.2 million. On June 1, 2009, the Company issued 4,124,986 shares of Series H convertible preferred stock (Series H) at $16.69 per share for an aggregate cash purchase price of $68.8 million. The Company recorded the issuance of Series H at $63.8 million, net of issuance costs of $5.0 million. Upon the issuance of Series H, certain terms related to Series G were amended. In March 2014, upon completion of the Company’s IPO, all of the outstanding shares of Series H and Series G were converted into 38,065,708 shares of common stock.

NOTE 6: STOCKHOLDERS’ EQUITY

Equity-Based Incentive Plans

In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Nonemployee directors are eligible to receive nonstatutory stock options automatically at designated intervals over their period of continuous service on the Board. In February 2014, the Board approved an amendment to the 2009 Plan authorizing an additional 3,000,000 shares available for grant. The amended 2009 Plan also provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019.

The exercise price per share of all incentive stock options granted under the 2000 Plan and the 2009 Plan must be at least equal to the fair market value of the shares at the date of grant as determined by the Board of Directors. Options issued to recipients other than nonemployee directors generally vest over four years with a one year cliff and monthly thereafter, and have a maximum contractual term of 10 years. Options issued to members of the Board of Directors are issued with varying vesting schedules. Incentive stock options granted at 110% of the fair market value to stockholders who have greater than 10% ownership have a maximum term of five years.

The Company also has granted restricted stock units to members of the Board of Directors and certain executives. These restricted stock units represent rights to receive shares of the Company’s common stock on satisfaction of applicable vesting conditions. The fair value of restricted stock units is equal to the fair value of the Company’s common stock on the date of grant. The restricted stock units vest at a rate of 25% at the end of the first year and then pro rata monthly thereafter over the remaining vesting term of three or two years, as applicable.

Stock option plan activity under the 2000 Plan and the 2009 Plan is summarized as follows:

Shares Available for Grant
Balance at December 31, 2013	2,004,464
Authorized	3,000,000
Granted	(2,448,500)
Forfeited	66,052
Expired	6,580
Balance at March 31, 2014	2,628,596

The following table summarizes stock option activity under the Company’s equity-based plans for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	6,281,148	$1.74	8.55	$53,373
Granted	2,448,500	11.20
Exercised	(590,482)	0.84
Forfeited	(66,052)	2.54
Expired	(6,580)	0.50
Balance at March 31, 2014	8,066,534	$4.67	8.81	$134,227

Exercisable at March 31, 2014	1,408,826	$0.79	7.63	$28,905

Vested and expected to vest at March 31, 2014	7,322,533	$3.88	8.76	$127,667

The weighted-average grant-date fair value of stock options granted in each of the three months ended March 31, 2014 and March 31, 2013 was $6.18 and $3.72 per share, respectively. The total fair value of options vested for the three months ended March 31, 2014 and March 31, 2013 was $3.4 million and $1.7 million, respectively.

The total intrinsic value of options exercised for the three months ended March 31, 2014 and March 31, 2013 was $6.2 million and $0.8 million, respectively. Cash received from options exercised during the three months ended March 31, 2014 and March 31,

2013 was $0.5 million and $0.3 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.

As of March 31, 2014, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $27.7 million and is expected to be recognized over a weighted-average period of 3.21 years.

For the three months ended March 31, 2014, there were no grants, vesting, or forfeitures of restricted stock units.  The total grant date fair value of restricted stock units vested in the three months ended March 31, 2014 and 2013 was $0.0 million and $0.1 million, respectively. As of March 31, 2014, unrecognized compensation expense, net of forfeitures, associated with the nonvested restricted stock units outstanding was $0.5 million, and is expected to be recognized over a weighted-average period of 3.25 years.

Stock Split

On March 7, 2014, the Company’s board of directors and stockholders approved and effected an amendment to the amended and restated certificate of incorporation providing for a 2-for-1 stock split of the outstanding common stock. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 2-for-1stock split.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. We commenced our first purchase period under the ESPP on March 26, 2014 with the purchase price at the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods will be six months in duration and will end on or about May 15 and November 15 of each year, with the exception of the initial offering period which commenced on March 26, 2014 and that ends on November 14, 2014. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings.

Stock-Based Compensation

Stock-based compensation expense of $2.1 million and $1.4 million was recognized for the three months ended March 31, 2014 and 2013, respectively. An income tax benefit of $0.6 million and $0.2 million was recognized relating to stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. The actual tax benefit realized from stock options exercised was $2.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	6.05	6.03
Expected volatility	58.3%	49%
Risk-free interest rate	1.80%	1.13%
Expected dividend yield	0%	0%

NOTE 7: EARNINGS PER SHARE

Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and participating convertible preferred stock that were outstanding prior to the IPO. Diluted net income per share is computed by giving effect to all potential shares of common stock, including shares issuable upon the conversion of our convertible preferred stock that were outstanding prior to the IPO, shares issuable upon the exercise of outstanding stock options, and stock related to unvested restricted stock unit awards to the extent dilutive.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Numerator (basic)
Net income	$1,540	$10,537
Less net income allocated to participating securities	(1,065)	(8,213)
Net income attributable to common stock	$475	$2,324
Denominator (basic)
Weighted average shares of common stock outstanding	16,776	10,770
Basic EPS	$0.03	$0.22

Numerator (diluted)
Net income	$1,540	$10,537
Less net income allocated to participating securities	(1,016)	(7,638)
Net income attributable to common stock	$524	$2,899
Denominator (diluted)
Weighted average shares of common stock	16,776	10,770
Dilutive effect of stock options and restricted stock units	2,622	3,676
Weighted average shares of common stock outstanding	19,398	14,445
Diluted EPS	$0.03	$0.20

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1,511	653

NOTE 8. INCOME TAXES

The Company is subject to taxation in the United States and Canada. However, business is conducted primarily in the United States. The effective tax rate differs from the statutory rate primarily due to state taxes, tax credits and changes in uncertain tax positions. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans and estimates. Should the actual amounts differ from these estimates, the amount of the valuation allowance could be materially affected.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Changes in valuation allowances are reflected as a component of provision for income taxes.

The effective tax rate (ETR) was 56.4% and 36.2% for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to non-deductible stock-based compensation related to February 2014 stock option grants and to a discrete tax charge of $0.5 million, or 14.4% of the ETR, for the revaluation of deferred taxes, based on a regulatory state tax change enacted during the three months ended March 31, 2014. The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014, as well as a release of uncertain tax positions recognized for the three months ended March 31, 2013.

The Company has not been subject to U.S. federal, state and local income tax examinations by tax authorities in material jurisdictions for tax years beginning prior to January 1, 2009.  However, there are outstanding Notices of Proposed Assessment disallowing employment tax credits totaling $10.5 million in connection with the Internal Revenue Service (IRS) examination of

Gevity HR, Inc. and Subsidiaries, which was acquired by TriNet on June 1, 2009.  While Appeals has denied the credits, and the Company plans to exhaust all administrative efforts to resolve this issue, it is likely that the matter will ultimately be resolved through litigation.  With regard to these FICA tip tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.  TriNet was notified by the IRS during the quarter ended March 31, 2014 that the Company has been selected for examination for the 2012 tax year.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2014 and 2013 was $2.8 million and $2.2 million, respectively.

Operating Covenants

To meet various states’ licensing requirements and maintain accreditation by Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of March 31, 2014, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.

Contingencies

The Company may from time to time become involved in various litigation matters arising in the ordinary course of business, including suits by its clients. The unfavorable resolution of any such matter could have a material effect on the Company’s consolidated financial position and results of operations.

Due to the nature of the Company’s relationship with its WSEs, the Company could be subject to liability for federal and state law violations even if the Company does not participate in such violations. While the Company’s agreements with its clients contain indemnification provisions related to the conduct of its clients, the Company historically has not encountered situations requiring enforcement of these indemnification provisions.

The Company has been named as a defendant in various class action lawsuits arising from the nature of the Company’s relationship with its WSEs. At this stage of the lawsuits, management believes an unfavorable outcome to the Company is not probable. There are significant uncertainties involved in any class action litigation. Management is unable to estimate a possible loss or range of loss for these class action lawsuits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on March 27, 2014.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. All information provided in this report is as of the date of this report and the company undertakes no duty to update this information except as required by law.

Overview

TriNet is a leading provider of a comprehensive human resources solution for small to medium-sized businesses, or SMBs. We enhance business productivity by enabling our clients to outsource their HR function to one strategic partner and allowing them to focus on operating and growing their core businesses. Our HR solution includes services such as payroll processing, human capital consulting, employment law compliance and employee benefits, including health insurance, retirement plans and workers compensation insurance. Our services are delivered by our expert team of HR professionals and enabled by our proprietary, cloud-based technology platform, which allows our clients and their employees to efficiently conduct their HR transactions anytime and anywhere. We believe we are a leader in the industry due to our size, our presence in the United States and Canada and the number of clients and employees that we serve.

We utilize a co-employment model pursuant to which both we and our clients become employers of our clients’ employees, which we refer to as worksite employees, or WSEs. This model affords us a close and embedded relationship with our clients and their employees. Under the co-employment model, employment-related liabilities are contractually allocated between us and our clients. We assume responsibility for, and manage the risks associated with, each clients’ employee payroll obligations, including the liability for payment of salaries and wages to each client employee, the payment of payroll taxes and, at the client’s option, responsibility for providing group health, welfare, workers compensation and retirement benefits to such individuals. Unlike a payroll service provider, we issue each WSE a payroll check drawn on our bank accounts and contract with insurance carriers to provide health and workers compensation insurance to WSEs under TriNet’s name.

We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of March 31, 2014, we served over 9,000 clients in 50 states, the District of Columbia and Canada and co-employed approximately 241,000 WSEs. In 2013, we processed over $17 billion in payroll and payroll tax payments for our clients.

Our total revenues consist of professional service revenues and insurance service revenues. For the three months ended March 31, 2014 and 2013, 16% and 17% of our total revenues, respectively, consisted of professional service revenues, and 84% and 83% of our total revenues, respectively, consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally a non-GAAP financial measure, Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs. We also use a measure of total non-GAAP revenue, or Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For the three months ended March 31, 2014 and 2013, 65% and 61% of our Net Service Revenues, respectively, consisted of professional service revenues and 35% and 39% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues.

We sell our services primarily through our direct sales force, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended March 31, 2014 and 2013, our sales and marketing expenses were $31.8 million and $22.6 million, respectively, or 6% and 6% of our total revenues and 25% and 23% of our Net Service Revenues, respectively.

We have made significant investments in our proprietary, cloud-based technology platform, including implementing client information and management software to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage their employees and analyze employee benefits data. For the three months ended March 31, 2014 and 2013, our systems development and programming costs were $5.9 million and $4.5 million, or 1% and 1% of our total revenues and 5% and 5% of our Net Service Revenues, respectively.

Strategic Acquisitions

We operate in a highly fragmented industry and have completed numerous strategic acquisitions over the course of the past decade. We intend to continue to pursue strategic acquisitions that will enable us to add new clients and employees to our existing business and offer our clients and their employees more comprehensive and attractive services. Our operations could be adversely impacted if our strategic acquisitions are not integrated effectively. Because many of the companies we have acquired to date were focused on specific industries, our acquisitions have allowed us to expand our vertical service offerings into areas such as financial services, property management and food services, hospitality and manufacturing in which we did not previously have a significant presence. In addition, we have acquired sales representatives with experience in these vertical markets. Our acquisitions have provided us with additional clients and WSEs to allow us to continue to leverage our operations over a larger client base. These acquisitions have resulted in increased revenues and costs, as described below in our results of operations. We expect to continue to pursue strategic acquisitions.

Key Operating Metrics

We regularly review certain key operating metrics to evaluate growth trends, measure our performance and make strategic decisions. Our key operating metrics as of and for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Key Operating Metrics:
Total WSEs	241,944	185,894
Total Sales Representatives	336	234
Net Insurance Service Revenues (in thousands)	$44,880	$37,927
Net Service Revenues (in thousands)	$127,755	$97,158

Total WSEs

We define Total WSEs at the end of a given fiscal period as the total number of WSEs paid in the last calendar month of the fiscal period. We believe that comparing our Total WSEs at the end of a fiscal period to that of prior periods is an indicator of our success in growing our business, both organically and through the integration of acquired businesses, and retaining clients, and that our Total WSEs paid in the last calendar month of the fiscal period is a leading indicator of our anticipated revenues for future fiscal periods.

Total Sales Representatives

Our direct sales force consists of sales representatives who focus on serving clients in specific industry vertical markets. We define Total Sales Representatives at the end of a given fiscal period as the total number of our direct sales force employees at that date. We believe that comparing our Total Sales Representatives at the end of a fiscal period to our Total Sales Representatives at the end of a prior fiscal period is an indicator of our success in growing our business, and that our Total Sales Representatives at the end of recent fiscal periods is a key indicator of our ability to increase our revenues in the following fiscal periods.

Net Insurance Service Revenues and Net Service Revenues

We define Net Insurance Service Revenues as insurance service revenues less insurance costs. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. Our total revenues on a GAAP basis represent the total amount invoiced by us to our clients, net of direct pass-through costs such as payroll and payroll tax payments, for the services we provide to our clients. Our insurance costs include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We act principally as the service provider to add value in the execution and procurement of these services to our clients. Net Insurance Service Revenues is the primary indicator of our ability to source, add value and offer benefit services to WSEs through third-party insurance carriers, and is considered by management to be a key performance measure. We believe that Net Service Revenues is also a key performance measure as it provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. In addition, management believes measuring operating costs as a function of Net Service Revenues provides a useful metric, as we believe it enables better evaluation of the performance of our business.

Non-GAAP Financial Results

We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income, excluding the effects of stock-based compensation, amortization of intangible assets, non-cash interest expense and the income tax effect of these pre-tax adjustments at our effective tax rate. In the first quarter of 2014, the effective tax rate is adjusted to exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs and, in the three months ended March 31, 2014, a debt prepayment premium.

We believe that the use of Net Insurance Service Revenues provides useful information as it presents a measure of revenues from our provision of insurance services to our clients that eliminates the cost of insurance. We believe that Net Service Revenues provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. We believe that the use of Adjusted EBITDA and Adjusted Net Income provides additional period-to-period comparisons and analysis of trends in our business, as they exclude certain one-time and non-cash expenses. We believe that Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are useful for our stockholders and board of directors by helping them to identify trends in our business and understand how our management evaluates our business. We use Net Insurance Service Revenues, Net Service Revenues and Adjusted EBITDA to monitor and evaluate our operating results and trends on an ongoing basis and internally for operating, budgeting and financial planning purposes, in addition to allocating our resources to enhance the financial performance of our business and evaluating the effectiveness of our business strategies. We also use Net Service Revenues and Adjusted EBITDA in determining the incentive compensation for management.

Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are not prepared in accordance with, and should not be considered in isolation of, or as an alternative to, measurements required by GAAP. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. As non-GAAP measures, Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

•	Net Insurance Service Revenues and Net Service Revenues are reduced by the insurance costs that we pay to the insurance carriers;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA and Adjusted Net Income do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA and Adjusted Net Income do not reflect the non-cash component of employee compensation;

•

Although depreciation and amortization of intangible assets are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate –these measures or similar measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income alongside other financial performance measures, including total revenues, net income and our financial results presented in accordance with GAAP.

The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Insurance service revenues	$426,037	$291,839
Less: Insurance costs	381,157	253,912
Net Insurance Service Revenues	$44,880	$37,927

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Total revenues	$508,912	$351,070
Less: Insurance costs	381,157	253,912
Net Services Revenues	$127,755	$97,158

The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Net income	$1,540	$10,537
Provision for income taxes	1,988	5,967
Stock-based compensation	2,147	1,360
Interest expense	21,852	5,152
Depreciation	3,218	2,826
Amortization of intangible assets	13,549	10,306
Adjusted EBITDA	$44,294	$36,148

The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Net income	$1,540	$10,537
Income tax on non-deductible stock-based compensation and discrete items	595	-
Stock-based compensation	2,147	1,360
Amortization of intangible assets	13,549	10,306
Non-cash interest expense	6,106	613
Debt prepayment premium	3,800	-
Income tax impact of pre-tax adjustments at the effective tax rate	(10,113)	(4,624)
Adjusted Net Income	$17,624	$18,192

Impact of Health Care Reform

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and U.S. states. Beginning in 2014, a number of key provisions of the Act take effect, including the establishment of state insurance exchanges, insurance market reforms, “pay or play” penalties on large employers and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers provide insurance to employees.

We are not yet able to determine the impacts to our business, and to our clients, resulting from the Act. In future periods, the Act may result in increased costs to us and our clients and could affect our ability to attract and retain clients. Additionally, we may be limited or delayed in our ability to increase service fees to offset any associated potential increased costs resulting from compliance with the Act. Furthermore, the uncertainty surrounding the terms and application of the Act may delay or inhibit the decisions of potential clients to outsource their HR needs. These changes could have a negative impact on our operating results as a result.

Seasonality

Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance we provide for our WSEs, in the event that such renewals result in increased premiums that we pass on to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted our insurance costs in these quarters. These historical trends may change, and other seasonal trends may develop that make it more difficult for us to manage our business.

Basis of Presentation and Key Components of Our Results of Operations

Total Revenues

Our total revenues consist of professional service revenues and insurance service revenues.

We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, payment to WSEs, and labor and benefit law compliance, on behalf of our clients. Our clients pay us these fees based on either a fixed fee per WSE per month or per transaction, or a percentage of the WSE’s payroll cost, pursuant to written professional services agreements that are generally cancelable by us or our clients upon 30 days’ prior written notice. We also earn professional service revenues by providing strategic HR services to our clients, such as talent acquisition, performance management and time and expense reporting services. Our clients pay us professional service fees for these services based on separate written agreements.

We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance. Insurance service revenues consist of insurance-related billings and administrative fees. We recognize as insurance service revenues insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations.

Our clients pay us administrative fees, typically based on a percentage of insurance-related amounts, collected from clients and withheld from WSEs, primarily in exchange for our administration of employee health benefit plans.

Insurance Costs

Insurance costs include the premiums we pay to the insurance carriers for the health and workers compensation insurance coverage provided to the clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments made to the WSEs within the insurance deductible layer.

Our insurance costs are, in part, a function of the type and terms of agreements that we enter into with the insurance carriers that provide fully-insured coverage for our WSEs. Approximately 39% of our 2013 health insurance premiums were for policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible. Our future premiums under these, or ensuing, policies will be influenced by the WSE claims activity in prior periods. The remainder of the health insurance policies and all of the workers compensation insurance policies that we provide to our clients are policies with respect to which we agree to reimburse our carriers for any claims that they pay within our deductible layer. Under these policies, WSEs file claims with the carriers, which are responsible for paying the claims up to the maximum coverage under the policies. The carriers then seek reimbursement from us up to our deductible per incident for workers compensation claims, or up to a cap for health insurance claims in accordance with the terms of the underlying health insurance policies. In no event are we liable to pay the claims directly to WSEs. As we evaluate the claims experience for each fiscal period, we adjust, as we deem necessary, our workers compensation and health benefits reserves, and this in turn has a corresponding impact on our insurance costs. As a result, our insurance costs fluctuate from period to period depending on the number and severity of the claims incurred by our WSEs. We expect our insurance costs to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs.

Cost of Providing Services

Cost of providing services consists primarily of costs incurred by us associated with direct customer support, such as payroll and benefits processing, professional HR consultants, employee liability insurance and costs associated with defending clients in employment-related legal claims, benefits and risk management, postage and shipping expenses and consulting expenses. We expect our cost of providing services to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, partially offset by improved efficiencies, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related variable compensation expenses, commission payments to partners and the cost of marketing programs. Marketing programs consist of advertising, lead generation, marketing events, corporate communications, brand building and product marketing activities, as well as various incentivized partnership and referral programs. We expect our sales and marketing expenses to continue to increase, both in absolute dollars and as a percentage of our total revenues on an annual basis, for the foreseeable future as we expand our sales force and our other sales and marketing efforts to build our brand, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses, legal and other professional services fees and other general corporate expenses. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future due to increases in our legal and financial compliance costs in connection with being a newly public company, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.

Systems Development and Programming Costs

Systems development and programming costs consist primarily of compensation-related expenses for our employees and contractors dedicated to systems development and programming, as well as fees that we pay to third-party consulting firms. We expect our systems development and programming costs to continue to increase modestly in absolute dollars for the foreseeable future as we continue to invest in and improve our technology platform. However, over time, we expect our systems development and programming costs to remain relatively consistent as a percentage of our total revenues on an annual basis, although these costs may fluctuate as a percentage of our total revenues from period to period depending on when we incur those costs.

Amortization of Intangible Assets

Amortization of intangible assets represents costs associated with an acquired company’s developed technologies, client lists, trade names and contractual agreements. We amortize these intangibles over their respective estimated useful lives using either the straight-line method or the accelerated method.

Depreciation

Depreciation consists primarily of amortization of the cost of software and furniture, fixtures and equipment.

Other Income (Expense)

Other income (expense) consists primarily of interest expense under our credit facility and capital leases, debt issuance cost amortization, and a prepayment premium.

Provision for Income Taxes

We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services with respect to certain of our clients’ employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for 2013. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits and changes in uncertain tax positions. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Changes in valuation allowances are reflected as a component of provision for income taxes.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates include, but are not limited to, allowances for accounts receivable, workers compensation related assets and liabilities, health plan assets and liabilities, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Such estimates are based on historical experience and on various other assumptions that Company management believes to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 27, 2014. There have been no material changes to our critical accounting policies described in the prospectus for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company adopted this guidance in 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues and Net Service Revenues for those periods. Period-to-period comparisons of our financial results are not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2014	2013
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$82,875	$59,231
Insurance service revenues	426,037	291,839
Total revenues	508,912	351,070
Costs and operating expenses:
Insurance costs	381,157	253,912
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	33,643	22,815
Sales and marketing (1)	31,837	22,631
General and administrative (1)	14,337	12,487
Systems development and programming costs (1)	5,894	4,510
Amortization of intangible assets	13,549	10,306
Depreciation	3,218	2,826
Total costs and operating expenses	483,635	329,487
Operating income	25,277	21,583
Other income (expense):
Interest expense and bank fees	(21,852)	(5,152)
Other, net	103	73
Income before provision for income taxes	3,528	16,504
Provision for income taxes	1,988	5,967
Net income	$1,540	$10,537

__________________________________________

(1)	Includes stock-based compensation expense as follows:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$454	$247
Sales and marketing	517	273
General and administrative	1,008	753
Systems development and programming costs	168	87
Total stock-based compensation expense	$2,147	$1,360

	Three Months Ended March 31,
	2014	2013
Percentage of total revenues:
Professional service revenues	16%	17%
Insurance service revenues	84%	83%
Total revenues	100%	100%
Costs and operating expenses:
Insurance costs	75%	72%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	7%	6%
Sales and marketing	6%	6%
General and administrative	3%	4%
Systems development and programming costs	1%	1%
Amortization of intangible assets	3%	3%
Depreciation	1%	1%
Total costs and operating expenses	95%	94%
Operating income	5%	6%
Other income (expense):
Interest expense and bank fees	(4%)	(1%)
Other, net	0%	0%
Income before provision for income taxes	1%	5%
Provision for income taxes	0%	2%
Net income	0%	3%

	Three Months Ended March 31,
	2014	2013
Percentage of Net Service Revenues:
Professional service revenues	65%	61%
Net Insurance service revenues	35%	39%
Net Service Revenues	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and
amortization of intangible assets)	26%	23%
Sales and marketing	25%	23%
General and administrative	11%	13%
Systems development and programming costs	5%	5%
Amortization of intangible assets	11%	11%
Depreciation	3%	3%
Total other operating expenses	80%	59%
Operating income	20%	22%
Other income (expense):
Interest expense and bank fees	(17%)	(5%)
Other, net	0%	0%
Income before provision for income taxes	3%	17%
Provision for income taxes	2%	6%
Net income	1%	11%

Three Months Ended March 31, 2014 and 2013

Total Revenues

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Professional service revenues	$82,875	$59,231	$23,644	40%
Insurance service revenues	426,037	291,839	134,198	46%
Total revenues	$508,912	$351,070	$157,842	45%

Key operating metrics:
Total WSEs	241,944	185,894	56,050	30%
Total Sales Representatives	336	234	102	44%

Total revenues for the three months ended March 31, 2014 increased by $157.8 million, or 45%, compared to the same period of prior year.  Professional service revenues and insurance service revenues represented 16% and 84%, respectively, of total revenues for the three months ended March 31, 2014, compared to 17% and 83%, respectively, of total revenues in the same period of the prior year.  The increase in total revenues was attributable to the significant growth of our Total WSEs, an increase in average service revenues per WSE, and revenues from our acquisition of Ambrose Employer Group, LLC, or Ambrose, in the third quarter of 2013, as further described below.

Professional service revenues for the three months ended March 31, 2014 increased by $23.6 million, or 40%, compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs, a 3% increase in average professional service revenues per WSE and our acquisition of Ambrose in third quarter of 2013, which accounted for $7.0 million of professional service revenues during the three months ended March 31, 2014.  In addition, we received a $2.3 million refund related to prior year payroll taxes in the three months ended March 31, 2014.

Insurance service revenues for the three months ended March 31, 2014 increased by $134.2 million, or 46%, compared to the same period of the prior year.  The increase was primarily due to our increase in Total WSEs, and our acquisition of Ambrose, which accounted for $66.5 million of insurance service revenues during the three months ended March 31, 2014.

Total WSEs at March 31, 2014 increased by 56,050, or 30%, compared to Total WSEs at March 31, 2013, with approximately 13,000 of such increase due to the Ambrose acquisition. Our Total Sales Representatives increased from 234 at March 31, 2013 to 336 at March 31, 2014; 12 of which we acquired from Ambrose.

Insurance Costs

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Insurance costs	$381,157	$253,912	$127,245	50%

Insurance costs increased $127.2 million, or 50%, for the three months ended March 31, 2014 compared to the same period of the prior year, $59.5 million of which is due to our acquisition of Ambrose. The remaining increase resulted from an increase in Total WSEs other than those acquired from Ambrose and a 2% increase in average insurance costs per WSE other than those acquired from Ambrose.

Net Insurance Service Revenues and Net Service Revenues

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Insurance service revenues	$426,037	$291,839	$134,198	46%
Less: Insurance costs	381,157	253,912	127,245	50%
Net Insurance Service Revenues	$44,880	$37,927	$6,953	18%

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Total revenues	$508,912	$351,070	$157,842	45%
Less: Insurance costs	381,157	253,912	127,245	50%
Net services revenues	$127,755	$97,158	$30,597	31%

For the reasons set forth above with respect to the increases in our insurance service revenues and total revenues, our Net Insurance Service Revenues for the three months ended March 31, 2014 increased by $7.0 million, or 18%, as compared to the same period of the prior year, and our Net Service Revenues for the three months ended March 31, 2014 increased by $30.6 million, or 31%, as compared to the same period of the prior year.

Other Operating Expenses

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Cost of providing services	$33,643	$22,815	$10,828	47%
Sales and marketing	31,837	22,631	9,206	41%
General and administrative	14,337	12,487	1,850	15%
System development and programming costs	5,894	4,510	1,384	31%
Amortization of intangible assets	13,549	10,306	3,243	31%
Depreciation	3,218	2,826	392	14%
Total operating expenses	$102,478	$75,575	$26,903	36%

Cost of Providing Services

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$24,095	$16,399	$7,696	47%
Facilities	1,611	1,211	400	33%
Information technology and communication	2,495	1,616	879	54%
Other expenses	5,442	3,589	1,853	52%
Total cost of providing services	$33,643	$22,815	$10,828	47%

Cost of providing services for the three months ended March 31, 2014 increased by $10.8 million, or 47%, compared to the same period of the prior year, due in part to our acquisition of Ambrose, which accounted for $2.4 million of the increase. Compensation-related costs increased by $7.7 million due to increased headcount, including $2.0 million from our acquisition of Ambrose. Facilities-related costs increased by $0.4 million due to our acquisition of Ambrose.  The remainder of the increase was due to an increase in WSEs other than those that we acquired from Ambrose.  Cost of providing services has increased to 7% of total revenues, or 26% of Net Service Revenues, in the three months ended March 31, 2014, from 6% of total revenues, or 23% of Net Service Revenues, in the same period of the prior year.  The increase was due to costs associated with the integration of our recently acquired subsidiaries.

Sales and Marketing

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$23,294	$15,893	$7,401	47%
Marketing and advertising	3,903	3,397	506	15%
Facilities	774	833	(59)	(7%)
Other expenses	3,866	2,508	1,358	54%
Total sales and marketing	$31,837	$22,631	$9,206	41%

Sales and marketing expenses for the three months ended March 31, 2014 increased by $9.2 million, or 41%, compared to the same period of the prior year. Of this increase, $7.4 million was due to compensation-related costs, including $1.6 million from our acquisition of Ambrose and $5.8 million from our growth in direct sales channels, primarily the addition of new sales representatives. Marketing and advertising expenses increased $0.5 million, or 15%, primarily due to our acquisition of Ambrose.  Other expenses increased $1.4 million, or 54%, primarily due to increased sales travel, meeting and conference activities, as well as other expenses associated with recruiting efforts and information technology.  Sales and marketing expenses as a percentage of total revenues remained unchanged at 6% in the three months ended March 31, 2014 and 2013.  As a percentage of Net Service Revenues, sales and marketing expenses increased to 25% in the three months ended March 31, 2014, from 23% in the same period of the prior year, mainly due to our continuous investment in growing our sales organization, which resulted in our sales and marketing expenses outpacing the growth in total revenues.

General and Administrative

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$8,495	$7,871	$624	8%
Legal and professional fees	1,933	1,958	(25)	(1%)
Other expenses	3,909	2,658	1,251	47%
Total general and administrative	$14,337	$12,487	$1,850	15%

General and administrative expenses for the three months ended March 31, 2014 increased by $1.9 million, or 15%, compared to the same period of the prior year.  Compensation-related costs increased by $0.6 million, or 8%, compared to the same period of the prior year, which was attributable to an increase in headcount primarily related to our acquisition of Ambrose.  Other expenses increased $1.3 million, or 47%, primarily due to costs associated with the integration of our recently acquired subsidiaries.  General and administrative expenses decreased to 3% of total revenues, or 11% of Net Service Revenues, in the three months ended March 31, 2014, from 4% of total revenues, or 13% of Net Service Revenues, in the same period of the prior year as a result of efficiencies realized subsequent to our acquisitions.

Systems Development and Programming

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$4,860	$3,314	$1,546	47%
Other expenses	1,034	1,196	(162)	(14%)
Total systems development and programming costs	$5,894	$4,510	$1,384	31%

Our systems development and programming costs for the three months ended March 31, 2014 increased by $1.4 million, or 31%, compared to the same period of the prior year. Of this increase, $0.2 million was attributable to increased headcount from our acquisition of Ambrose. The remaining increase was due to a $1.3 million increase in compensation-related costs resulting from the increase in headcount, other than those we acquired from Ambrose, to support and enhance our technology product delivery. Systems development and programming costs remained unchanged at 1% of total revenues, or 5% of Net Service Revenues, in the three months ended March 31, 2014.

Amortization of Intangible Assets and Depreciation

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$13,549	$10,306	$3,243	31%
Depreciation	$3,218	$2,826	$392	14%

Our amortization of intangible assets for the three months ended March 31, 2014 increased by $3.2 million, or 31%, compared to the same period of the prior year. The increase was primarily attributable to our acquisition of Ambrose. Depreciation expense for the three months ended March 31, 2014 increased by $0.4 million, or 14%, compared to the same period of the prior year, primarily attributable to depreciation from our acquisition of Ambrose.

Other Income (Expense)

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(21,852)	$(5,152)	$(16,700)	324%

Other income (expense) was primarily the result of interest expense under our credit facilities. In October 2012, we amended and restated our secured credit facility to provide for total borrowings of $350.0 million, which was amended again in April 2013 to provide for total borrowings of $500.0 million. In August 2013, we entered into two new senior secured credit facilities for total borrowings of $820.0 million to pay off our previous credit facilities and pay a special dividend. In March 2014, the Company repaid $216.6 million of these facilities from its IPO proceeds.  Interest expense increased in the three months ended March 31, 2014 due to a $5.0 million charge related to the acceleration of loan fee amortization due to our refinancing activities, a $3.8 million prepayment premium related to our partial repayment of the credit facilities during the period, and an increase in interest expense resulting from the higher debt level.

Provision for Income Taxes

	Three months ended		Change
	March 31,		2014 vs. 2013
	2014	2013	$ %
	(in thousands, except percentages)
Provision for income taxes	$1,988	$5,967	$(3,979)	(67%)
Effective tax rates	56.4%	36.2%

Our provision for income taxes for the three months ended March 31, 2014 decreased by $4.0 million compared to the same period of the prior year, primarily due to the decrease in our pre-tax income. Our effective tax rate (ETR) increased from 36.2% for the three months ended March 31, 2013 to 56.4% for the three months ended March 31, 2014, primarily due to non-deductible stock-based compensation related to February 2014 stock option grants and to a discrete tax charge of $0.5 million, or 14.4% of the ETR, for the revaluation of deferred taxes, based on a regulatory state tax change enacted during the three months ended March 31, 2014.  The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014, as well as a release of uncertain tax positions recognized for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our principal source of liquidity for operations is derived from cash provided by operating activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures. Our credit facilities have been used to fund acquisitions and dividends, and we have not relied on these facilities to provide liquidity for our operations. Our cash flow related to WSE payroll and benefits is generally matched by advance collection from our clients. To minimize the credit risk associated with remitting the payroll and associated taxes and benefits costs, we require clients to prefund the payroll and related payroll taxes and benefits costs. To the extent this does not occur, our results of operations and cash flow may be negatively impacted.

WSE-related liabilities can fluctuate significantly due to various factors, including the day of the week on which a client payroll period ends, the existence of holidays at or immediately following a client payroll period-end and various federal and state compliance calendars. We report the advance collection from our clients as payroll funds collected within WSE-related assets on our balance sheet. Our cash and cash equivalents reported on our balance sheet represent our corporate cash available to meet corporate liquidity requirements, capital spending and expansion plans, potential acquisitions, debt service requirements and other corporate operating cash needs.

Cash Flows

We generated positive cash flows from operating activities during the three months ended March 31, 2014 and 2013. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,337	$35,715
Investing activities	(6,064)	(8,476)
Financing activities	4,014	(4,866)
Effect of exchange rates on cash and cash equivalents	(42)	(11)
Net increase in cash and cash equivalents	$28,245	$22,362

Cash Flows from Operating Activities

Net cash provided by operating activities was $30.3 million and $35.7 million for the three months ended March 31, 2014 and 2013, respectively. Historically, cash provided by operating activities has been affected by our net income, adjusted for non-cash expense items (such as depreciation, amortization of intangible assets, deferred income taxes, expense associated with stock-based compensation) and changes in working capital accounts. The fluctuation in our working capital accounts was primarily driven by WSE-related assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.1 million for the three months ended March 31, 2014, as compared to $8.5 million in the same period of the prior year. Investments to purchase property and equipment were $5.1 million for the three months ended March 31, 2014 compared to $2.2 million for the same period of 2013. In the three months ended March 31, 2014, we invested $1.0 million in debt securities compared to $6.8 million for the same period of 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2014, compared to $4.9 million of net cash used in financing activities in the same period of the prior year. Net cash provided by financing activities during the three months ended March 31, 2014 was attributable to $219.4 million of net proceeds received from the issuance of common stock in our IPO, offset by $216.6 million in loan repayments. Net cash used in financing activities during the three months ended March 31, 2013 was attributable to $2.7 million in common stock repurchases and $2.3 million in loan repayments.

Credit Facilities

In August 2013, we, as guarantor, our subsidiary TriNet HR Corporation, as borrower, and certain of our other subsidiaries as subsidiary guarantors entered into two senior secured credit facilities:

•	a $705.0 million first lien credit facility with JPMorgan Chase Bank, N.A., as administrative agent; and
•	a $190.0 million second lien credit facility with Wilmington Trust, National Association, as administrative agent.

We refer to these as our first lien credit facility and our second lien credit facility, respectively, and collectively as our credit facilities. The credit facilities are secured by substantially all of our assets and the assets of the borrower and of our subsidiary guarantors, other than specifically excluded assets.

The first lien credit facility provides for a five-year revolving credit facility of $75.0 million, three-year first lien tranche B-1 term loan of $175.0 million and seven-year first lien tranche B-2 term loan of $455.0 million. All first lien and second lien term loans were fully drawn in August 2013. The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $52.2 million as of March 31, 2014, and $22.8 million of the facility was used to backstop letters of credit outstanding under a previous credit facility.

In March 2014, proceeds from the IPO were used to fully repay the $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of the first lien tranche B-1 term loan.  Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million.

Borrowings under our first lien credit facility bear interest, at our option at a rate based on the London Interbank Offered Rate, or LIBOR, or based on the prime rate plus, in each case, an applicable margin. LIBOR loans under the tranche B-2 term loan are subject to a 1.00% LIBOR floor. The applicable margin with respect to our tranche B-1 term loan is equal to (i) 3.75% per annum for LIBOR loans and (ii) 2.75% per annum for prime rate loans. The applicable margin with respect to our tranche B-2 term loan is equal to (x) at such times as any indebtedness is outstanding under our second lien credit facility (i) 4.00% per annum for LIBOR loans, and (ii) 3.00% per annum for prime rate loans, and (y) at such times as no indebtedness is outstanding under our second lien credit facility (i) 3.75% per annum for LIBOR loans, and (ii) 2.75% per annum for prime rate loans. The applicable margin with respect to our revolving credit facility is subject to adjustment based on our first lien leverage ratio. The tranche B-1 term loan has a maturity date of August 20, 2016, the tranche B-2 term loan has a maturity date of August 20, 2020.

We may make prepayments of principal under the first lien credit facility at any time and from time to time, without premium or penalty, except that a 1% premium would apply to a repayment via a repricing of the loan under the tranche B-2 term loan effected on or prior to August 20, 2014.

We are required to make quarterly principal repayments of the tranche B-1 and B-2 term loans equal to 0.25% of the original principal amount. We are required to make prepayments of borrowings under the credit facilities (without payment of a premium) with (i) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), (ii) net cash proceeds from issuances of debt (other than certain permitted debt), and (iii) beginning with the fiscal year ending December 31, 2014, 50% of our excess cash flow as defined in the credit agreements related to each of the credit facilities (subject to decrease to (x) 25% if our total leverage ratio as of the last day of such fiscal year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.00 and (y) 0% if our total leverage ratio as of the last day of such fiscal year is less than 3.00 to 1.0), provided that we may defer prepayments based on excess cash flow to the extent such payments would result in our GAAP working capital being less than $10.0 million (after giving effect to such prepayments).

Our credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The credit facilities contain the following events of default subject in certain cases to customary grace periods and notice requirements: (i) failure to pay principal, interest and other obligations when due, (ii) material misrepresentations by us, the borrower or any of the subsidiary guarantors, (iii) breach by us, the borrower or any subsidiary guarantor of covenants, conditions or agreements in the credit facilities, (iv) failure by us, the borrower or any subsidiary to make any payments when due under material indebtedness, (v) certain acceleration events with respect to material indebtedness, (vi) certain bankruptcy events with respect to us or any of our material subsidiaries, (vii) failure by us or any material subsidiary to pay judgments for the payment of money in an aggregate amount in excess of $10,000,000, (viii) the occurrence of certain ERISA events that could reasonably be expected to result in a material adverse effect on our business, assets, operations or financial condition, our ability to perform our obligations under the credit facilities or the rights and remedies of the lenders and the administrative agents; (ix) failure of certain liens securing the credit facilities to be, or asserted by us or any guarantor not to be, valid and perfected, (x) failure of any guarantee by the subsidiary guarantors to be in full force and effect, (xi) failure of the first lien/second lien intercreditor agreement to be enforceable against the parties thereto, and (xii) the occurrence of a change of control.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2014, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$601,850	6,049	156,726	9,100	429,975
Interest on debt obligations	156,539	28,889	53,383	44,114	30,153
Workers compensation liabilities	101,233	19,154	29,304	15,137	37,638
Capital lease obligations	355	269	86	-	-
Operating lease obligations	27,429	7,278	12,650	4,280	3,221
Purchase obligations	7,167	3,342	3,825	-	-
Uncertain tax positions	2,959	2,526	433	-	-
Total	$897,532	$67,507	$256,407	$72,631	$500,987

Workers compensation liabilities represented in the table above are considered contractual obligations because they represent the estimated costs of reimbursing the carriers for paying claims within the deductible layer in accordance with workers compensation insurance policies. Workers compensation liabilities include estimates for reported claims, plus estimates for claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. These estimates are subject to significant uncertainty. The actual amount to be paid is not finally determined until we reach a settlement with the insurance carrier. Final claim settlements may vary significantly from the present estimates, particularly because many claims will not be settled until well into the future. In estimating the timing of future payments by year, we have assumed that our historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

Our purchase obligations represented in the table above primarily consist of obligations for renewal premiums on workers compensation policies, software licenses and maintenance, sales and marketing events and professional and consulting fees. These are associated with agreements that we believe are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The table includes purchase obligations individually greater than $100,000 and with a remaining term in excess of one year.

To support our growth and expansion, we may lease additional office space. Many of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there has been no material losses related to such guarantees. In addition, in connection with our initial public offering, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to us. Such indemnification obligations are not included in the table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows.

We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivable in connection with workers compensation premiums totaling $563.8 million at March 31, 2014. Included in this amount were $40.2 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.  Our investments are made for capital preservation purposes. An immediate increase or decrease in the interest rates in effect at either December 31, 2013 or March 31, 2014 of 100-basis points would not result in a material market value reduction or increase at such date.

The cash and cash equivalents, restricted cash, payroll funds collected and workers compensation receivable are held for working capital purposes.  Our cash equivalents, payroll funds collected, workers compensation receivable and our investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

We also had total outstanding indebtedness of $601.9 million as of March 31, 2014, of which $6.3 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates ranging from 4.0% to 5.0%.  As a result of our credit facilities, we are exposed to changes in interest rates. With an increase in interest rates in effect at March 31, 2014 of 100 basis points, our interest expense for 2014 through 2021 would be $188.6 million. On the other hand, with a decrease in interest rates in effect at March 31, 2014 of 100 basis points, our interest expense for 2014 through 2021 would be $124.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation Efforts on Previously Identified Material Weakness

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013, and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified related to our incorrectly recording a deferred tax asset in connection with our accounting for our acquisition of Ambrose that should have been reported as goodwill as of September 30, 2013, and to incorrectly recording a true-up to the income tax provision in 2011 related to the allocation of stock compensation between qualified and nonqualified stock options that should have been identified and recorded in 2010. As a result, there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for the years ended 2010 and 2011.

In response to this material weakness, we have hired additional personnel to build our financial management and reporting infrastructure, and further develop and document our accounting policies and financial reporting procedures. Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

As we continue to evaluate and test improvements to our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or decide to modify certain of the remediation measures described above. We expect that the material weakness will be remediated in 2014, although there can be no assurances that our efforts will be effective. Our Chief Executive Officer and Chief Financial Officer considered this material weakness in evaluating our disclosure controls and procedures as of March 31, 2014, and determined that the material weakness did not impact our disclosure controls and procedures for the period ended March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we are implementing changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified above.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become involved in various litigation matters arising in the ordinary course of business, including suits by our clients. The unfavorable resolution of any such matter could have a material effect on our consolidated financial position and results of operations.

Due to the nature of our relationship with our WSEs, we could be subject to liability for federal and state law violations even if we do not participate in such violations. While our agreements with our clients contain indemnification provisions related to the conduct of our clients, we historically have not encountered situations requiring enforcement of these indemnification provisions.

We have been named as a defendant in various class action lawsuits arising from the nature of our relationship with our WSEs. At this stage of the lawsuits, management believes an unfavorable outcome to the Company is not probable. There are significant uncertainties involved in any class action litigation. Management is currently unable to estimate a possible loss or range of loss for these class action lawsuits.

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business and Industry

Our success depends on growth in market acceptance of the human resources outsourcing and related services we provide.

Our success depends on the willingness of SMBs to outsource their HR function to a third-party service provider. We estimate that fewer than 5% of U.S. employees of businesses with fewer than 500 employees are part of a co-employment arrangement, in which all or some portion of the employer’s HR function was outsourced to a single third-party provider such as TriNet. We believe that our growth opportunity is primarily a function of our ability to penetrate the SMB market. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal HR organizations and therefore may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfill their HR needs, then the market for our solution may not develop as we anticipate and our business may not grow.

If we are unable to rapidly grow our sales force, we will not be able to grow our business at the rate that we anticipate, which could harm our business, results of operations and financial condition.

In order to raise awareness of the benefits of our services and identify and acquire new clients, we must rapidly grow our direct sales force, which consists of regional sales representatives who focus on serving clients in specific industry vertical markets. Competition for skilled sales personnel is intense, and we cannot assure you that we will be successful in attracting, training and retaining qualified sales personnel, or that our newly hired sales personnel will function effectively, either individually or as a group. In addition, our newly hired sales personnel are typically not productive for up to a year following their hiring. This results in increased near-term costs to us relative to the sales contributions of these newly hired sales personnel. If we are unable to rapidly grow and effectively train our sales force, our revenues likely will not increase at the rate that we anticipate, which could harm our business, results of operations and financial condition.

We are subject to client attrition.

We regularly experience significant client attrition due to a variety of factors, including increases in administrative fees and insurance costs, disruption caused by the transition of WSEs we have gained through acquisition to our technology platform, client business failure, competition and clients determining to bring HR administration in-house. Our standard client service agreement can be cancelled by us or by the client without penalty with 30 days’ prior written notice. Clients who intend to cease doing business with us often elect to do so effective as of the beginning of a calendar year. As a result, in the first quarter of each year we experience our largest concentration of client attrition. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance we provide for WSEs in the event that such renewals result in increased premiums that we pass on to our clients. If we were to experience client attrition in excess of our projected annual attrition rate of approximately 20% of our installed WSE base, as we did in 2010 and 2011, it could harm our business, results of operations and financial condition.

Our acquisition strategy creates risks for our business.

We have completed numerous acquisitions of other businesses, and we expect that we will continue to grow through acquisitions of other businesses, assets or technologies. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. If we are unable to complete acquisitions in the future, our ability to grow our business will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

•	difficulties integrating the operations, technologies, services and personnel of the acquired companies, including the migration of WSEs from an acquired company’s technology platform to ours;
•	challenges maintaining our internal standards, controls, procedures and policies;
•	diversion of management’s attention from other business concerns;
•	over-valuation by us of acquired companies;
•	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;
•	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;
•	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;
•	entering markets in which we have no prior experience and may not succeed;
•

risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

•	potential loss of key employees of the acquired companies; and
•	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

If we fail to integrate newly acquired businesses effectively, we might not achieve the growth, service enhancement or operational efficiency objectives of the acquisitions, and our business, results of operations and financial condition could be harmed.

Unexpected changes in workers compensation and health insurance claims by worksite employees could harm our business.

Our insurance costs are impacted significantly by our WSEs’ health and workers compensation insurance claims experience. We establish reserves to provide for the estimated costs of reimbursing our workers compensation and health insurance carriers for paying claims within the deductible layer in accordance with their insurance policies. Estimating these reserves involves our consideration of a number of factors and requires significant judgment. If there is an unexpected increase in the severity or frequency of claims, such as due to our WSEs generating additional claims activity, or if we subsequently receive updated information indicating insurance claims were higher than previously estimated and reported, our insurance costs could be higher in that period or subsequent periods as we adjust our reserves accordingly. In addition, we may be unable to increase our pricing to offset increases in insurance costs on a timely basis. A number of factors affect claim activity levels, such as changes in general economic conditions, proposed and enacted regulatory changes and disease outbreaks.

Our quarterly results of operations may fluctuate as a result of numerous factors, many of which are outside of our control.

Our quarterly results of operations are likely to fluctuate, and our results in some quarters may be below the expectations of research analysts and our investors, which could cause the price of our common stock to decline. Some of our significant expenses, such as insurance costs for our WSEs, rent expense and debt expense, may require significant lead time to reduce. If we do not achieve our expected revenues targets, we may be unable to adjust our costs quickly enough to offset any revenues shortfall, which could harm our results of operations. Some of the important factors that may cause our revenues, results of operations and cash flows to fluctuate from quarter to quarter include:

•	the number of our new clients initiating service and the number of WSEs employed by each new client;
•	our loss of existing clients;
•	reduction in the number of WSEs at existing clients;
•	the number and severity of health and workers compensation insurance claims by WSEs and the timing of claims information provided by our insurance carriers;
•	the timing of client payments and payment defaults by clients;
•	the amount and timing of our operating expenses and capital expenditures;
•	costs associated with our acquisitions of companies, assets and technologies;
•	expenses we incur for geographic and service expansion;
•	our regulatory compliance costs;
•	changes to our credit ratings by rating agencies;
•	changes in our effective tax rate;
•	extraordinary expenses such as litigation or other dispute-related settlement payments; and
•	the impact of new accounting pronouncements.

Many of the above factors are discussed in more detail elsewhere in this “Risk Factors” section and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Many of these factors are outside our control, and the variability and unpredictability of these factors could cause us to fail to meet our expectations for revenues or results of operations for a given period. In addition, the occurrence of one or more of these factors might cause our results of operations to vary widely, which could lead to negative impacts on our margins, short-term liquidity or ability to retain or attract key personnel, and could cause other unanticipated issues. Accordingly, we believe that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of our future performance.

Our business is subject to numerous state and federal laws, and uncertainty as to the application of these laws, or adverse applications of these laws, as well as changes in applicable laws, could adversely affect our business.

Our operations are governed by numerous federal, state and local laws relating to labor, tax, benefits, insurance and employment matters. We are a professional employer organization, and by entering into a co-employer relationship with WSEs, we assume certain obligations, responsibilities and potential legal risks of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act, or ERISA, and federal and state employment tax laws) do not specifically address the obligations and responsibilities of a provider of outsourced HR in a co-employer relationship, and the definition of employer under these laws is not uniform. In addition, many states have not addressed the co-employer relationship for purposes of compliance with applicable state laws governing the relationship between employers and employees and state insurance laws. There is even greater uncertainty on the federal level, such as the application of immigration reform to a co-employer relationship, and tax credits for small businesses that utilize a co-employer relationship.

We are not able to predict whether broader federal or state regulation governing the co-employer relationship will be implemented, or if it is, how it will affect us. Any adverse application or interpretation (in courts, agencies or otherwise) of new or existing federal or state laws to the co-employer relationship with our WSEs and clients could harm our business. If federal, state or local jurisdictions were to change their regulatory framework related to outsourced HR, or introduce new laws governing our industry that were materially different from existing laws, those changes could reduce or eliminate the need for some of our services, or could require that we make significant changes in our methods of doing business, which could increase our cost of doing business. Changes in regulations could also affect the extent and type of benefits employers can or must provide employees, the amount and type of taxes employers and employees are required to pay or the time within which employers must remit taxes to the applicable authority. These changes could substantially decrease our revenues and substantially increase our cost of doing business. If we fail to educate and assist our clients regarding new or revised legislation that impacts them, our reputation could be harmed.

Although some states do not explicitly regulate professional employer organizations, 42 states have passed laws that have licensing, certification or registration requirements applicable to professional employer organizations or recognize the professional employer organization model, and other states may implement such requirements in the future. Laws regulating professional employer organizations vary from state to state, but generally provide for oversight of the fiscal responsibility of professional employer organizations, and in some cases codify and clarify the co-employment relationship for processing unemployment claims, workers compensation and other purposes under state law. We may be required to spend significant time and resources to satisfy licensing requirements or other applicable regulations in some states, and we may not be able to satisfy these requirements or regulations in all states, which could prohibit us from doing business in such states. In addition, we cannot assure you that we will be able to renew our licenses in all states.

If we are not recognized as an employer of worksite employees under federal and state regulations, we and our clients could be adversely impacted.

In order for WSEs to receive the full benefit of our benefits offerings, it is important that we act and qualify as an employer of the WSEs under the Internal Revenue Code of 1986, or the Code, and ERISA. In addition, our status as an employer is important for purposes of ERISA preemption of state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA the term is defined in part by complex multi-factor tests under common law. We believe that we qualify as an employer of our WSEs in the United States under both the Code and ERISA, and we implement processes to protect and preserve this status. However, the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers of WSEs for ERISA purposes. If we were found not to be an employer under the Code, our WSEs may not receive the favorable tax treatment for any plans intended to qualify under Section 401 of the Code, including our 401(k) plans and cafeteria plans, which could have a material adverse effect on our business. If we were found not to be an employer for ERISA purposes, our plans would not comply with ERISA, and fines and penalties could be imposed. In addition, if we were found not to be an employer for ERISA purposes, we and our plans would not enjoy the full preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, including laws governing multiple employer welfare arrangements, or MEWAs, as well as to claims based upon state laws.

We and our clients could be adversely impacted by health care reform.

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the Internal Revenue Service, or IRS, and U.S. states. Beginning in 2014, a number of key provisions of the Act take effect, including the establishment of state insurance exchanges, insurance market reforms, “pay or play” penalties on large employers and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers provide insurance to employees.

As a co-employer of our clients’ WSEs, we assume or share many of the employer-related responsibilities and legal risks and assist our clients in complying with many employment-related governmental regulations. Generally, the Act and subsequently issued guidance by the IRS and the U.S. Department of Health and Human Services have not addressed, or in some instances are unclear, as to their application in the co-employment relationship. For example, the Act provides for a small business tax credit for eligible companies offering health care coverage to employees. We believe that these tax credits are available to our clients that meet the qualification requirements; however, the Act and subsequently issued IRS guidance do not expressly address the issue of whether small business clients of a professional employer organization may still qualify as small business eligible for such tax credits. As a result of this uncertainty, we are not yet able to determine the impacts to our business, and to our clients, resulting from the Act. In future periods, the changes may result in increased costs to us and our clients and could affect our ability to attract and retain clients. Additionally, we may be limited or delayed in our ability to increase service fees to offset any associated potential increased costs resulting from compliance with the Act. Furthermore, the uncertainty surrounding the terms and application of the Act may delay or inhibit the decisions of potential clients to outsource their HR needs. Any of these developments could harm our business, results of operations and financial condition.

We may have additional tax liabilities, which could harm our business, operating results, financial condition and prospects.

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United States regularly examine our income and other tax returns. For example, in connection with an IRS examination of prior federal income tax returns filed by Gevity, a company we acquired in 2009, we received a technical advice memorandum from the IRS taking the position that approximately $10.1 million of tax credits taken by Gevity, and an additional approximately $2.0 million taken by us after acquiring Gevity, should be reversed, which position we dispute. The ultimate outcome of these examinations and tax disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

Our business and operations have experienced rapid growth in recent periods, and if we are unable to effectively manage this growth, our business and results of operations may suffer.

We have experienced rapid growth and have significantly expanded our operations in recent periods, which has placed a strain on our management and our administrative, operational and financial infrastructure. Managing this growth requires us to further refine our operational, financial and management controls and reporting systems and procedures.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•

effectively recruit, integrate, train and motivate a large number of new employees, including our direct sales force, while retaining our existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

•	satisfy our existing clients and identify and acquire new clients;
•	enhance the breadth and quality of our services;
•	continue to improve our operational, financial and management controls; and
•	make sound business decisions in light of the scrutiny associated with operating as a public company.

These activities will require significant operating and capital expenditures and allocation of valuable management and employee resources, and we expect that our growth will continue to place significant demands on our management and on our operational and financial infrastructure.

Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth. We cannot assure you that we will be able to do so in an efficient or timely manner, or at all. In particular, any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public companies. If we fail to manage our growth effectively, our costs and expenses may increase more than we expect them to, which in turn could harm our business, results of operations and financial condition.

We may not be able to sustain our revenue growth rate or profitability in the future.

While we have achieved profitability on an annual basis in each of the last two and four of the last five fiscal years, we expect our operating expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure and enhance the breadth and quality of our services. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods.

Moreover, you should not consider our historical revenue growth to be indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of SMBs in our target markets.

Our industry is highly competitive, which may limit our ability to maintain or increase our market share or improve our results of operations.

We face significant competition on a national and regional level from a number of companies purporting to deliver a range of bundled services that are generally similar to the services we provide, including large professional employer organizations such as the TotalSource unit of Automatic Data Processing, Inc. and Insperity, Inc., as well as specialized and small professional employer organization service providers. If and to the extent that we and other companies providing these services are successful in growing our businesses, we anticipate that future competitors will enter this industry. Some of our current, and any future, competitors have or may have greater marketing and financial resources than we do, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure. If we cannot compete effectively, our market share, business, results of operations and financial condition may suffer.

In addition to competition from other professional employer organizations, we also face competition in the form of companies and third parties serving HR needs in traditional manners. These forms of competition include:

•	HR and information systems departments and personnel of companies that perform their own administration of benefits, payroll and other HR functions;
•

providers of certain endpoint HR services, including payroll, benefits and business process outsourcers with high-volume transaction and administrative capabilities, such as Automatic Data Processing, Inc., Paychex, Inc. and other third-party administrators; and

•	benefits exchanges that provide benefits administration services over the Internet to companies that otherwise maintain their own benefit plans.

We believe that our services are attractive to many SMBs in part because of our ability to provide workers compensation, health care and other benefits programs to them on a cost-effective basis. We compete with insurance brokers and other providers of this coverage in this regard, and our offerings must be priced competitively with those provided by these competitors in order for us to attract and retain our clients.

We may not be successful in convincing potential clients that the use of our services is a superior, cost-effective means of satisfying their HR obligations relative to the way in which they currently satisfy these obligations.

If we cannot compete effectively against other professional employer organizations or against the alternative means by which companies meet their HR obligations, our market share, business, results of operations and financial condition may suffer.

Adverse changes in our relationships with key vendors could impair the quality of our solution.

Our success depends in part on our ability to establish and maintain arrangements and relationships with vendors that supply us with essential components of our services. These service providers include insurance carriers to provide health and workers compensation insurance coverage for WSEs, as well as other vendors such as couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their employees. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or other liabilities to us. Our agreements with many of these service providers typically have a term of one year. However, we engage some service providers, such as payroll couriers, on an as needed basis at published rates. In addition, many of our employee benefit plan agreements may be terminated by the insurance companies on 90 days’ notice. If any of these vendors decided to terminate its relationship with us, we may have difficulty obtaining replacement services at reasonable rates or on a timely basis, if at all. The loss of any one or more of our key vendors, or our inability to partner with certain vendors that are better-known or more desirable to our clients or potential clients, could impair the quality of our solution and harm our business.

We depend on licenses to third-party software in order to provide our services.

We license a substantial portion of the software on which we depend to provide services to our clients from third-party vendors, including Oracle America, Inc. If we are unable to maintain these licenses, or if we are required to make significant changes in the terms and conditions of these licenses, we may need to seek replacement vendors or change our software architecture to address licensing revisions with our current vendors, either of which could increase our expenses and impair the quality of our services. In addition, we cannot assure you that our key vendors will continue to support their technology. Financial or other difficulties experienced by these vendors may adversely affect the technologies we incorporate into our products and services. If this software ceases to be available, we may be unable to find suitable alternatives on reasonable terms, or at all.

If we are deemed to be an insurance agent or third-party administrator, we may incur significant additional costs and expenses, which could harm our results of operations.

State regulatory authorities generally require licenses for companies that do business in their states as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. Insurance and third-party administrator regulation covers a host of activities, including sales, underwriting, rating, claims payments and record keeping by companies and agents. We do not believe that our services constitute acting as an insurance agent or third-party administrator. If regulatory authorities in any state determine that the nature of our business requires that we be licensed as an insurance agent or as a third-party administrator, we may need to hire additional personnel to manage regulatory compliance and become obligated to pay annual regulatory fees, which could adversely affect our results of operations.

Most of our clients are concentrated in a relatively small number of industries, making us vulnerable to downturns in those industries.

Most of our clients operate in the technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services industries. As a result, if any of those industries suffers a downturn, the portion of our business attributable to clients in that industry could be adversely affected. For example, in July 2013, we acquired Ambrose Employer Group, LLC, or Ambrose, a New York-based company that provides HR services primarily to WSEs in the financial services industry in the New York area. If the financial services industry were to suffer a downturn similar to the one that began in the fall of 2008, our Ambrose product line would likely suffer.

We have a substantial amount of indebtedness, which could adversely affect our financial condition and our operating flexibility.

As of March 31, 2014, we had $601.9 million in outstanding indebtedness under our credit facility, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facilities could affect our business in various ways, including the following:

•	we will have to use a portion of our cash flows from operating activities for debt service rather than for other operational activities;
•

we may not be able to borrow additional funds or obtain additional financing for future working capital, acquisitions, capital expenditures or other corporate purposes, or may have to pay more for such financing;

•	some or all of the indebtedness under our current or future credit facilities bears interest at variable interest rates, making us more vulnerable to interest rate increases;
•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and
•	we may be more vulnerable to general adverse economic and industry conditions as a result of our inability to reduce our debt service costs in response to reduced revenues.

Because borrowings under each of our credit facilities bear interest at variable rates, our interest expense could increase even though the amount borrowed remains the same, exacerbating these risks. Our ability to meet these expenses depends on our future business performance, which will be affected by various factors, including the risks described in this “Risk Factors” section. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our operations may provide insufficient cash to pay the principal and interest on our credit facility and to meet our other debt obligations. If so, we may be required to refinance all or part of our existing indebtedness or borrow additional funds, which we may not be able to do on terms that are acceptable to us, if at all. In addition, the terms of our existing or future debt agreements may restrict our ability to take some or all of these responsive actions. If we were unable to pay the principal and interest on our credit facility or meet our other debt obligations, the lenders under our credit facility could terminate their commitments to extend further credit to us and accelerate a substantial part of our indebtedness. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt. If we were unable to repay those amounts or refinance our debt, the lenders under each of our credit facilities could proceed against the collateral granted to them to secure that indebtedness. If that were to happen, our results of operations and financial condition could be harmed and we might be forced to seek bankruptcy protection.

The terms of our credit facilities may restrict our current and future operations, which would impair our ability to respond to changes in our business and to manage our business.

Our credit facilities contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restricting our ability to:

•	incur, assume or guarantee additional debt;
•	pay dividends or distributions or redeem or repurchase capital stock;
•	incur or assume liens;
•	make loans, investments and acquisitions;
•	engage in sales of assets and subsidiary stock;
•	enter into sale-leaseback transactions;
•	enter into certain transactions with affiliates;
•	complete dividends, loans or asset transfers from our subsidiaries;
•	enter into new lines of business;
•	prepay other indebtedness;
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions with another person; and
•	make capital expenditures.

Under the revolving credit facility, we are required to comply with a financial covenant that requires us and our subsidiaries to maintain a maximum leverage ratio so long as there is any indebtedness outstanding under the revolving credit facility (excluding letters of credit issued and outstanding of up to $15.0 million other than letters of credit that have been cash collateralized). Our ability to meet the leverage ratio can be affected by events beyond our control, and we may be unable to comply with it. Our failure to comply with this financial covenant or other restrictive covenants under our credit facilities and other debt instruments could result in a default under each of our credit facilities and/or other debt instruments, which in turn could result in the termination of the lenders’ commitments to extend further credit to us under our revolving credit facility and acceleration of a substantial portion of our indebtedness then outstanding under each of our credit facilities. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt. If we were unable to repay those amounts or refinance our debt, the lenders under either of our credit facilities could proceed against the collateral granted to them to secure that indebtedness. If that were to happen, our results of operations and financial condition could be harmed and we might be forced to seek bankruptcy protection.

Volatility in the financial and economic environment could harm our business.

Demand for our services is sensitive to changes in the level of overall economic activity in the markets in which we operate. During periods of weak economic conditions, employment levels tend to decrease, small business failures tend to increase and interest rates may become more volatile. Current or potential clients may also react to weak economic conditions or forecasted weak economic conditions by reducing their employee headcount or by lowering their wage, bonus or benefits levels, any of which would affect our revenues, and may affect our margins, because we may be unable to reduce our selling, administrative or other expenses sufficient to offset the drop in revenues. It is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction and strength of economic cycles. These conditions may affect the willingness of our clients and potential clients to pay outside vendors for services like ours, and may impact their ability to pay their obligations to us on time, or at all. In addition, if businesses have difficulty obtaining credit, business growth and new business formation may be impaired, which could also harm our business. Even modest downturns in economic activity or the availability of credit on a regional or national level could harm our business.

If we fail to retain our key personnel or fail to attract additional skilled personnel, our business may suffer.

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of our regional managers and field personnel. Our ability to attract and retain business depends on the quality of our services and the relationships that we maintain with our clients. If we lose key personnel with significant experience in managing our business, this could impair our ability to deliver services effectively or profitably, could divert other senior management time in seeking replacements, and could adversely affect our reputation with our clients and potential clients. Some of our most important client relationships depend on the continued involvement of individual managers or sales personnel, and any loss of those individuals could jeopardize those relationships and in turn adversely affect our operating results.

Our future success will depend on our ability to attract, hire, train and retain highly skilled technical, sales and marketing and support personnel, particularly with expertise in outsourced solutions and the technology platforms that we deploy today and will deploy in the future. Qualified personnel are in great demand throughout the HR industry. Our failure to attract and retain the appropriate personnel may limit the rate at which we can expand our business, including developing new services and attracting new clients.

Improper disclosure of sensitive or confidential company, employee or client data, including personal data, could result in liability and harm our reputation.

Our business involves the use, storage and transmission of information about our corporate employees, WSEs and clients. This information includes sensitive or confidential data, such as employees’ Social Security numbers, bank account numbers, retirement account information and medical information. We and our third-party service providers have established policies and procedures to help protect the security and privacy of this information, but it is possible that our security controls over sensitive or confidential data may not prevent the improper access to or disclosure of this information. Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Any such disclosure could harm our reputation and expose us to liability under our contracts and under the many and sometimes contradictory laws and regulations regarding data privacy in the various markets in which we operate. Any failure to adhere to applicable laws and regulations or to our contractual commitments with respect to the preservation and use of confidential information could result in legal liability and could damage our reputation.

Any failure in our business systems could reduce the quality of our business services, which could harm our reputation and expose us to liability.

Our business systems rely on the complex integration of numerous hardware and software subsystems to manage the transactions involved in managing the client relationship through the processing of employee, payroll and benefits data. These systems can be disrupted by, among other things, equipment failures, computer server or systems failures, network outages, malicious acts, software errors or defects, vendor performance problems and power failures. Any delay or failure in our systems that impairs our ability to communicate electronically with our clients, employees or vendors or our ability to store or process data could harm our reputation and our business. If we are unable to meet client demands or service expectations, we may lose existing clients and we may have difficulty attracting new clients. In addition, errors in our products and services, such as the erroneous denial of healthcare benefits or delays in making payroll, could expose our clients to liability claims from improperly serviced WSEs, for which we are contractually obligated to provide indemnification.

We have disaster recovery, business continuity, and crisis management plans and procedures designed to protect our business against a multitude of events, including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans may not be successful in preventing the loss of client data, service interruptions, and disruptions to our operations, or damage to our important facilities. The precautions that we have taken to protect ourselves against these types of events may prove to be inadequate. If we suffer damage to our data or operations centers, experience a telecommunications failure or experience a security breach, our operations could be interrupted. Any interruption or other loss may not be covered by our insurance and could harm our reputation.

If our systems were to fail for any of these reasons during payroll processing, preventing the proper payment of employees, or the proper remission of payroll taxes, we could be liable for wage payment delay penalties and payroll tax penalties, as well as other contractual penalties. Any inaccuracies in the processing of health insurance benefits could result in our being liable for lapses in insurance. If any of our systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation.

Security breaches could compromise our data and the data of our clients and WSEs, exposing us to liability, which would cause our business and reputation to suffer.

Our ability to ensure secure electronic processing, maintenance and transmission of payroll, insurance and other sensitive client and WSE information is critical to our operations. We rely on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, our information technology and infrastructure may be vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Any such security breach could compromise our networks and result in the information stored or transmitted there to be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our clients, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business, operations and competitive position.

In the course of providing our services to our clients, we also rely on certain third-party service providers and products, such as insurance carriers, to process information related to our clients and WSEs. Through contractual provisions, we take steps to require that our service providers protect sensitive information. However, we cannot provide assurances as to the security steps taken by such providers. Any security breach or other disruption of our third-party service providers that results in an inadvertent disclosure or loss of confidential information could adversely affect our reputation and our business.

We must keep pace with rapid technological change in order to succeed.

Our business depends upon the use of software, hardware and networking technologies that must be frequently and rapidly upgraded in response to technological advances, competitive pressures and consumer expectations. To succeed, we will need to effectively develop or license and integrate these new technologies as they become available to improve our services commensurate with client requirements. In particular, we rely on enterprise software applications licensed from third parties that are upgraded from time to time, such as PeopleSoft HR information systems and Oracle databases, that provide the basis for our HR information system platform supporting payroll, benefits and other HR functions. Any difficulties we encounter in adapting applications upgrades to our systems could harm our performance or delay or prevent the successful development, introduction or marketing of new services. New products or upgrades may not be released according to schedule, or may contain defects when released. Difficulties in integrating new technologies could result in adverse publicity, loss of sales, delay in market acceptance of our services, or client claims against us, any of which could harm our business. We could also incur substantial costs in modifying our services or infrastructure to adapt to these changes. In addition, we could lose market share if our competitors develop technologically superior products and services.

Our co-employment relationship with our worksite employees exposes us to business risks.

We are a co-employer of our WSEs, and there is a possibility that we may be subject to liability for violations of employment laws by our clients and acts or omissions of our WSEs, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Such laws include, but are not limited to, laws relating to payment of wages, employment discrimination, labor relations and whistleblower protection. Although our client agreements establish the contractual division of responsibilities between us and our clients for various personnel management matters, including compliance with and liability under various governmental regulations, as well as providing for clients to indemnify us for any liability attributable to clients’ or their employees’ conduct, we may not be able to effectively enforce or collect these contractual obligations with our clients, which could harm our business. We maintain employment practices liability insurance coverage (including coverage for our clients) to manage our and our clients’ exposure for various employee-related claims, and as a result, our incurred costs with respect to this exposure have historically been insignificant to our operating results. Employment practices liability insurance generally excludes coverage for claims relating to compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance. We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us and for which we are unable to obtain indemnification from our clients. If judgments or settlements related to WSEs that we and our clients employ exceed our insurance coverage, it could harm our results of operations and financial condition. We cannot assure you that we will be able to obtain appropriate types and levels of insurance in the future, that we will be able to replace existing policies on acceptable terms, or at all, or that our insurers will be able to pay all claims that we may make under our policies, any of which could harm our business.

Our failure to maintain or enhance our reputation or brand recognition could harm our business.

We believe that maintaining and enhancing our reputation and the TriNet brand identity is critical to maintaining our relationships with our clients and vendors and our ability to attract new clients and vendors. We also believe that our reputation and brand identity will become more important as competition in our industry continues to develop. Our ability to maintain and enhance our reputation and brand identity will be affected by a number of factors, some of which are beyond our control, including:

•	the effectiveness of our marketing efforts;
•	our ability to attract and retain new sales personnel to expand our direct sales force;
•	our ability to retain our existing clients and attract new clients;
•	the quality and perceived value of our services;
•	our ability to successfully differentiate our services from those of our competitors;
•	actions of our competitors and other third parties;
•	positive or negative publicity about us or our industry in general;
•	interruptions, delays or attacks on our website; and
•	litigation or regulatory developments.

Any brand promotion activities in which we engage may not be successful or yield increased revenues. Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our corporate employees, our WSEs, our vendors, other companies in our industry or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our services and harm our business, results of operations and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and any such efforts may not ultimately be successful.

If we are unable to protect our intellectual property, or if we infringe on the intellectual property rights of others, our business may be harmed.

Our success depends in part on intellectual property rights to the services that we develop. We rely on a combination of contractual rights, including non-disclosure agreements, trade secrets, copyrights and trademarks, to establish and protect our intellectual property rights in our names, services, methodologies and related technologies. If we lose intellectual property protection or the ability to secure intellectual property protection on any of our names, confidential information or technology, this could harm our business. Our intellectual property rights may not prevent competitors from independently developing services and methodologies similar to ours, and the steps we take might be inadequate to deter infringement or misappropriation of our intellectual property by competitors, former employees or other third parties, any of which could harm our business. We do not currently have any registered patents or pending patent applications covering any of our technology. We own registered trademarks in the United States and Canada that have various expiration dates unless renewed through customary processes. Our trademark registrations may be unenforceable or ineffective in protecting our trademarks. Our trademarks may be unenforceable in countries outside of the United States, which may adversely affect our ability to build our brand outside of the United States.

Although we believe that our conduct of our business does not infringe on the intellectual property rights of others, third parties may nevertheless assert infringement claims against us in the future. We may be required to modify our products, services, internal systems or technologies, or obtain a license to permit our continued use of those rights. We may be unable to do so in a timely manner, or upon reasonable terms and conditions, which could harm our business. In addition, future litigation over these matters could result in substantial costs and resource diversion. Adverse determinations in any litigation or proceedings of this type could subject us to significant liabilities to third parties and could prevent us from using some of our services, internal systems or technologies.

Our use of open source software could subject us to possible litigation.

A portion of our technologies incorporates open source software, and we expect to continue to incorporate open source software into our platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and their application to the open source software integrated into our proprietary technology platform may be uncertain. If we fail to comply with these licenses, then pursuant to the terms of these licenses, we may be subject to certain requirements, including requirements that we make available the source code for our software that incorporates the open source software. We cannot assure you that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our technology platform.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2015, provide a management report on our internal control over financial reporting. This report must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

We are in the process of designing and implementing our internal control over financial reporting, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting in the future, we are unable to comply with the requirements of Section 404 in a timely manner, we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required to do so, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which could require additional financial and management resources.

If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013, and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified related to our incorrectly recording a deferred tax asset in connection with our accounting for our acquisition of Ambrose that should have been reported as goodwill as of September 30, 2013, and to incorrectly recording a true-up to the income tax provision in 2011 related to the allocation of stock compensation between qualified and nonqualified stock options that should have been identified and recorded in 2010. As a result, there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for the years ended 2010 and 2011.

In response to this material weakness, we have hired additional personnel to build our financial management and reporting infrastructure, and further develop and document our accounting policies and financial reporting procedures. However, we cannot assure you that we will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weakness described above. We also cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

If we fail to remediate the material weakness or to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. We cannot assure you that we will be able to remediate the material weakness in a timely manner, or at all, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness identified are not successful, or if other material weaknesses or other significant control deficiencies occur, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the New York Stock Exchange, or NYSE, and could adversely affect our reputation, results of operations and financial condition.

We incur substantial increased costs as a result of being a public company.

As a public company, we incur significant levels of legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional corporate employees to comply with these requirements, we may need to hire more corporate employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in this report and the other filings that we are required to make as a public company, our business, results of operations and financial condition are more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, results of operations and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our stockholders.

The market price of our common stock has been, and is likely to continue to be volatile for the foreseeable future. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results of operations;
•	any financial projections we provide to the public, any changes in these projections or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;
•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other business services companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic conditions in the United States and abroad; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many business services companies. Stock prices of many business services companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations and financial condition.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

We may issue additional shares of common stock, convertible securities or other equity securities in one or more transactions and at prices and in a manner as we may determine from time to time. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that such sales may have on the prevailing market price of our common stock.

All of our executive officers, senior management and directors and substantially all of the holders of our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from the date of our initial public offering, or IPO. Approximately 52 million shares of our common stock, based on the number of shares outstanding as of March 31, 2014, will become eligible for sale upon expiration of the 180-day lock-up period. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion, permit the parties to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of March 31, 2014, there were 8,066,534 shares of common stock subject to outstanding options and 40,000 shares of common stock issuable upon settlement of restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, subject to the lock- up agreements described above and compliance with applicable securities laws.

In addition, as of March 31, 2014, the holders of 38,065,708 shares of common stock that were issued upon conversion of all previously outstanding preferred stock in connection with our IPO, have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.

The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.

Funds affiliated with General Atlantic, our most significant stockholder, beneficially own approximately 51.9% of our outstanding common stock, and all of our directors, officers and their affiliates beneficially own, in the aggregate, approximately 66.4% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	permit our board of directors to establish the number of directors;
•	provide that directors may only be removed “for cause”;
•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From January 1, 2014 until March 31, 2014, we granted stock options under our 2009 Equity Incentive Plan to purchase 2,448,500 shares of our common stock to certain of our employees and directors at exercise prices ranging from $10.98 to $16.00 per share. During such period we issued an aggregate of 590,482 shares of common stock that were not registered under the Securities Act to our directors and employees pursuant to the exercise of stock options under our 2000 Equity Incentive Plan and 2009 Equity Incentive Plan at exercise prices ranging from $0.50 to $1.45 per share, for an aggregate amount of approximately $0.5 million. Additionally, in February 2014, we issued and sold 91,074 shares of common stock to a director at a price per share of $10.98, for an aggregate purchase price of approximately $1.0 million.  The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds

On March 31, 2014, we closed our IPO, pursuant to which we sold 15,000,000 shares of our common stock at a public offering price of $16.00 per share, for an aggregate offering price of $240 million, resulting in net proceeds to us of $218.0 million, after deducting underwriting discounts and commissions of approximately $16.8 million and offering expenses payable by us of approximately $5.3 million. An additional 2,250,000 shares were sold by certain selling stockholders pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale by the selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192465), which was declared effective by the SEC on March 26, 2014. The offering commenced on March 26, 2014, closed on March 31, 2014, and did not terminate before all of the shares that were registered in the registration statement were sold. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Jefferies LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and distribution of the securities registered. On March 31, 2014, we used $216.6 million from the offering to repay the indebtedness outstanding under our credit facilities, as described in our final prospectus filed pursuant to Rule 424(b) with the SEC on March 27, 2014.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: May 8, 2014	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: May 8, 2014	By:	/s/ William Porter
William Porter
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
10.1	Amended and Restated 2009 Equity Incentive Plan	S-1/A	333-192465	10.3	3/14/2014
10.2	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan	S-1/A	333-192465	10.4	3/4/2014
10.3	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan	S-1/A	333-192465	10.6	3/4/2014
10.4	2014 Employee Stock Purchase Plan, to be in effect upon completion of this offering	S-1/A	333-192465	10.7	3/14/2014
10.5	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

**In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.