Form 10-Q
period 2014-06-30
TRINET GROUP INC
filed 2014-08-06
CIK 937098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, the registrant had 69,114,655 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$100,288	$94,356
Restricted cash	15,050	15,267
Prepaid income taxes	12,821	3,331
Deferred income taxes	68	68
Prepaid expenses	9,094	7,849
Deferred loan costs and other current assets	4,418	5,238
Worksite employee related assets	664,279	772,437
Total current assets	806,018	898,546
Workers compensation receivable	40,826	25,381
Restricted cash and investments	43,454	36,968
Property and equipment, net	30,389	25,690
Goodwill	288,857	288,857
Other intangible assets, net	107,204	134,020
Deferred income taxes	1,000	1,000
Deferred loan costs and other assets	15,300	24,276
Total assets	$1,333,048	$1,434,738
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,145	$7,315
Accrued corporate wages	23,095	26,264
Deferred income taxes	25,406	16,535
Current portion of notes payable and borrowings under capital leases	6,061	6,669
Other current liabilities	9,943	9,078
Worksite employee related liabilities	658,040	767,624
Total current liabilities	735,690	833,485
Notes payable and borrowings under capital leases, less current portion	569,650	812,208
Workers compensation liabilities	56,253	45,309
Deferred income taxes	2,292	8,888
Other liabilities	5,822	5,210
Total liabilities	1,369,707	1,705,100
Commitments and contingencies (Note 10)
Series G convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $59,306); no shares authorized, issued and outstanding at June 30, 2014; 5,391,441 shares authorized, issued and outstanding at December 31, 2013	—	59,059
Series H convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $60,000); no shares authorized, issued and outstanding at June 30, 2014; 4,124,986 shares authorized, issued and outstanding at December 31, 2013	—	63,819
Stockholders’ deficit:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 69,103,537 and 15,259,540 shares issued and outstanding at June 30, 2014 and December 31, 2013	424,222	74,160
Accumulated deficit	(460,711)	(467,209)
Accumulated other comprehensive loss	(170)	(191)
Total stockholders’ deficit	(36,659)	(393,240)
Total liabilities and stockholders’ deficit	$1,333,048	$1,434,738

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Professional service revenues	$82,260	$61,080	$165,135	$120,311
Insurance service revenues	442,746	302,352	868,783	594,191
Total revenues	525,006	363,432	1,033,918	714,502
Costs and operating expenses:
Insurance costs	400,195	269,217	781,352	523,129
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	34,034	23,671	67,677	46,486
Sales and marketing	34,992	25,389	66,829	48,020
General and administrative	12,682	12,741	27,019	25,228
Systems development and programming costs	6,565	5,578	12,459	10,088
Amortization of intangible assets	13,267	10,178	26,816	20,484
Depreciation	3,242	2,726	6,460	5,552
Total costs and operating expenses	504,977	349,500	988,612	678,987
Operating income	20,029	13,932	45,306	35,515
Other income (expense):
Interest expense and bank fees	(8,860)	(7,037)	(30,712)	(12,189)
Other, net	(25)	161	78	234
Income before provision for income taxes	11,144	7,056	14,672	23,560
Provision for income taxes	4,923	2,713	6,911	8,680
Net income	$6,221	$4,343	$7,761	$14,880
Net income per share:
Basic	$0.09	$0.09	$0.13	$0.30
Diluted	$0.09	$0.08	$0.12	$0.28
Weighted average shares:
Basic	69,053,403	10,898,957	42,914,458	10,834,724
Diluted	72,658,822	15,303,439	46,028,300	14,874,720

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,221	$4,343	$7,761	$14,880
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	3	(59)	20	(54)
Unrealized gains on interest rate cap	–	34	–	21
Foreign currency translation adjustments	43	(28)	1	(39)
Total other comprehensive income (loss), net of tax	46	(53)	21	(72)
Comprehensive income	$6,267	$4,290	$7,782	$14,808

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$7,761	$14,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,070	26,143
Deferred income taxes	2,276	5,933
Stock-based compensation	5,070	2,865
Excess tax benefit from equity incentive plan activity	(3,029)	(1,876)
Accretion of workers compensation and leases fair value adjustment	(695)	(768)
Changes in operating assets and liabilities:
Restricted cash	10,520	(979)
Prepaid expenses and other current assets	(3,960)	(1,571)
Workers compensation receivables	(14,737)	(414)
Other assets	4,871	1,874
Accounts payable	3,405	(157)
Income tax payable/receivable	(6,461)	3,062
Other current liabilities	(753)	2,792
Other liabilities	11,745	1,659
Worksite employee related assets	108,158	(37,161)
Worksite employee related liabilities	(109,584)	44,272
Net cash provided by operating activities	53,657	60,554
Investing activities
Proceeds from sale and maturity of debt securities	–	500
Purchase of debt securities	(16,789)	(6,752)
Purchase of property and equipment	(8,709)	(4,653)
Net cash used in investing activities	(25,498)	(10,905)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	218,613	–
Proceeds from issuance of common stock on exercised options	631	1,296
Excess tax benefit from equity incentive plan activity	3,029	1,876
Borrowings under notes payable	–	150,000
Repayment of notes payable	(243,025)	(4,854)
Payment of debt issuance costs	–	(2,639)
Payments of special dividend	–	(52)
Repayments under capital leases	(188)	(458)
Repurchase of common stock	(1,288)	(6,063)
Net cash provided by (used in) financing activities	(22,228)	139,106
Effect of exchange rate changes on cash and cash equivalents	1	(39)
Net increase in cash and cash equivalents	5,932	188,716
Cash and cash equivalents at beginning of period	94,356	63,749
Cash and cash equivalents at end of period	$100,288	$252,465

Supplemental disclosures of cash flow information
Cash paid for interest	$23,407	$6,804
Cash paid for income taxes, net of refunds	11,067	(721)
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	3,970	62

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

Initial Public Offering

In March 2014, the Company completed its initial public offering (IPO) in which the Company issued and sold 15,000,000 shares of common stock at a public offering price of $16.00 per share. In addition, another 2,250,000 shares were sold by certain selling stockholders pursuant to the underwriters’ option to purchase additional shares.  The Company received net proceeds of approximately $217.6 million, after deducting underwriting discounts and commissions of $16.8 million and offering expenses of $5.6 million. The Company did not receive any proceeds from the sale by the selling stockholders.  Upon the closing of the IPO, all shares of the Company’s then-outstanding preferred stock were converted into an aggregate of 38,065,708 shares of common stock.

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

The accompanying unaudited consolidated balance sheets present the current assets and current liabilities directly related to the processing of human resources transactions as WSE-related assets and WSE-related liabilities, respectively. WSE-related assets are comprised of cash and investments restricted for current workers compensation claim payments, payroll funds collected, accounts receivable, unbilled service revenues, and refundable or prepaid amounts related to the Company-sponsored workers compensation and health plan programs. WSE-related liabilities are comprised of customer prepayments, wages and payroll taxes accrued and payable, and liabilities related to the Company-sponsored workers compensation and health plan programs resulting from workers compensation case reserves, premium amounts due to providers for enrolled employees, and workers compensation and health reserves that are expected to be disbursed within the next 12 months.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-12—Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company does not expect this guidance to have a material effect on its consolidated financial statements. The Company expects to adopt this guidance in 2016.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company expects to adopt this guidance in 2017. The Company has not yet selected a method of adoption and is currently evaluating the effect that the amendments will have on the consolidated financial statements.

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

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES

The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	June 30,	December 31,
	2014	2013
Worksite employee-related assets:
Restricted cash	$65,297	$19,154
Restricted investment	12,276	2,317
Payroll funds collected	291,715	490,058
Unbilled revenue, net of advance collection of $34,685 and $54,159 at June 30, 2014 and December 31, 2013, respectively	255,974	200,641
Accounts receivable, net of allowance for doubtful accounts of $231 and $865 at June 30, 2014 and December 31,2013, respectively	9,817	10,450
Prepaid health plan expenses	5,594	7,584
Refundable health plan premiums	265	17,601
Refundable workers compensation premiums	16,565	20,834
Prepaid workers compensation expenses	2,720	1,414
Other payroll assets	4,056	2,384
Total worksite employee-related assets	$664,279	$772,437

Worksite employee-related liabilities:
Unbilled wages accrual	$283,005	$243,640
Payroll taxes payable	199,760	358,285
Health benefits payable	81,798	67,132
Customer prepayments	36,282	51,902
Workers compensation payable	34,979	23,453
Other payroll deductions	22,216	23,212
Total worksite employee-related liabilities	$658,040	$767,624

NOTE 3. WORKERS COMPENSATION

The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence.

The following summarizes the activities in liability for unpaid claims and claims adjustment expenses (in thousands):

	For the six months ended June 30,	For the year ended December 31,
	2014	2013

Liability for unpaid claims and claims adjustment at beginning of period	$58,610	$53,900
Plans acquired through business combinations	–	481
Incurred related to:
Current year	25,798	26,401
Prior years	(685)	(3,319)
Total incurred	25,113	23,082
Paid related to:
Current year	(3,289)	(8,055)
Prior years	(4,774)	(10,798)
Total paid	(8,063)	(18,853)
Liability for unpaid claims and claims adjustment at end of period	75,660	58,610
Other premiums and collateral liabilities	15,572	10,152
Total workers compensation liabilities at end of period	$91,232	$68,762
Current portion included in worksite employer-related liability	34,979	23,453
Long term portion	$56,253	$45,309

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of June 30, 2014 and December 31, 2013, such restricted amounts of $50.3 million and $21.5 million, respectively, are presented as restricted cash and restricted investment within WSE-related assets in the accompanying consolidated balance sheets. In addition, the Company invests premium collateral in excess of short term claim obligations in certain longer term securities. While it is the intention of the Company to reinvest maturing securities, periodically certain securities will be classified as short term to the extent the Company does not intend to reinvest the proceeds upon maturity. At June 30, 2014 and December 31, 2013, $43.5 million and $37.0 million, respectively, are presented as restricted long-term investments.

NOTE 4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The Company’s noncurrent restricted cash and investments include $43.1 million of available-for-sale marketable securities and $0.4 million of cash collateral at June 30, 2014. The Company’s restricted investments within WSE-related assets include $10.0 million of available-for-sale marketable securities and $2.3 million of certificates of deposit as of June 30, 2014. The available-for-sale marketable securities as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
U.S. treasuries	$52,566	$62	$(12)	$52,616
Mutual funds	500	9	–	509
Total investments	$53,066	$71	$(12)	$53,125

December 31, 2013:
U.S. treasuries	$35,900	$38	$(20)	$35,918
Mutual funds	500	8	–	508
Total investments	$36,400	$46	$(20)	$36,426

There were no realized gains or losses for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, the contractual maturities of the U.S. treasuries were two to three years.

As of June 30, 2014, certain of the Company’s U.S. treasuries were in unrealized loss position principally due to changes in interest rates and credit spreads. No U.S. treasuries were in an unrealized loss position for more than 12 months as of either June 30, 2014 or December 31, 2013. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 39% of the total fair value of all securities available for sale and their unrealized loss was $0.01 million as of June 30, 2014. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
June 30, 2014
Certificate of deposit	$2,317	$2,317	$–	$–
U.S. treasuries	52,616	52,616	–	–
Mutual funds	509	509	–	–
Interest rate cap	5	–	5	–
Total	$55,447	$55,442	$5	$–
December 31, 2013:
Certificates of deposit	$2,858	$2,858	$–	$–
U.S. treasuries	35,918	35,918	–	–
Mutual funds	508	508	–	–
Interest rate cap	47	–	47	–
Total	$39,331	$39,284	$47	$–

There were no transfers between Level I and Level II assets for the three months ended June 30, 2014 or the year ended December 31, 2013.

As of June 30, 2014 and December 31, 2013, certificate of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying consolidated balance sheets.

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

At June 30, 2014 and December 31, 2013, the carrying value of our notes payable of $575.4 million and $818.4 million, respectively, approximated fair value. The estimate fair values of our notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 5. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES

The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	June 30,	December 31,
	2014	2013
Notes payable under credit facility	$575,400	$818,425
Capital leases	311	452
Less current portion	(6,061)	(6,669)
	$569,650	$812,208

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

The first lien credit facility provides for a five-year revolving credit facility of $75.0 million, three-year first lien tranche B-1 term loan of $175.0 million and seven-year first lien tranche B-2 term loan of $455.0 million. A second lien credit facility provides for seven-year-and-six-month term loan of $190.0 million. All first lien and second lien term loans were fully drawn in August 2013. The

$75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of June 30, 2014. The proceeds of the first and second lien credit facilities were used to repay approximately $448.3 million of indebtedness outstanding under the Company’s previous credit facility, declare a special dividend, provide cash collateral to guarantee a letter of credit and pay transaction costs. In connection with the credit facilities, the Company incurred $23.1 million of debt issuance costs, which were deferred and are being amortized over the term of the credit facilities.

In March 2014, the proceeds from the IPO were used to fully repay the $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of the first lien tranche B-1 term loan. Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million. In May 2014, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility were fully amortized in May 2014 for a charge of $0.5 million.

The credit facilities contain customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. Under the revolving credit facility, so long as there are any outstanding revolving loans and/or outstanding letters of credit in excess of $15.0 million other than letters of credit that have been cash collateralized, we are required to comply with a financial covenant that requires us and our subsidiaries to maintain a maximum first lien leverage ratio at 5.25 to 1.00 on a consolidated basis as of June 30, 2014. The Company was in compliance with the restrictive covenants under the credit facilities at June 30, 2014. The company amended and restated the credit facility in July 2014 as discussed in Note 11.

NOTE 6. CONVERTIBLE PREFERRED STOCK

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

NOTE 7: STOCKHOLDERS’ EQUITY

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

Activity under the 2000 Plan and the 2009 Plan for the six months ended June 30, 2014 is summarized as follows:

Shares Available for Grant
Balance at December 31, 2013	2,004,464
Authorized	3,000,000
Granted	(2,508,500)
Forfeited	292,676
Expired	6,580
Balance at June 30, 2014	2,795,220

The following table summarizes stock option activity under the Company’s equity-based plans for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	6,281,148	$1.74	8.55	$53,373
Granted	2,508,500	11.48
Exercised	(762,010)	0.83
Forfeited	(264,676)	4.69
Expired	(6,580)	0.50
Balance at June 30, 2014	7,756,382	$4.88	8.60	$148,864

Exercisable at June 30, 2014	1,735,542	$0.86	7.52	$40,285

Vested and expected to vest at June 30, 2014	7,145,265	$4.71	8.56	$138,319

The weighted-average grant-date fair value of stock options granted in each of the three months ended June 30, 2014 and June 30, 2013 was $12.46 and $3.60 per share, respectively. The weighted-average grant-date fair value of stock options granted in each of the six months ended June 30, 2014 and June 30, 2013 was $6.33 and $3.50 per share, respectively. The total fair value of options vested for the three months ended June 30, 2014 and June 30, 2013was $1.3 million and $0.8 million, respectively. The total fair value of options vested for the six months ended June 30, 2014 and June 30, 2013 was $4.6 million and $2.5 million, respectively.

The total intrinsic value of options exercised for the three months ended June 30, 2014 and June 30, 2013 was $3.8 million and $6.5 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2014 and June 30, 2013 was $10.0 million and $7.2 million, respectively. Cash received from options exercised during the three months ended June 30, 2014 and June 30, 2013 was $0.1 million and $1.0 million, respectively. Cash received from options exercised during the six months ended June 30, 2014 and June 30, 2013 was $0.6 million and $1.3 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.

As of June 30, 2014, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $24.6 million and is expected to be recognized over a weighted-average period of 3.02 years.

For the three and six months ended June 30, 2014, there were no grants or vesting of restricted stock units.  For the three and six months ended June 30, 2014, 28,000 restricted stock units were forfeited. The total grant date fair value of restricted stock units vested in the six months ended June 30, 2014 and 2013 was $0.0 million and $0.1 million, respectively. As of June 30, 2014, unrecognized compensation expense, net of forfeitures, associated with the nonvested restricted stock units outstanding was $0.1 million, and is expected to be recognized over a weighted-average period of 3.01 years.

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

Stock-Based Compensation

Stock-based compensation expense of $5.1 million and $2.9 million was recognized for the six months ended June 30, 2014 and 2013, respectively. An income tax benefit of $1.4 million and $0.8 million was recognized relating to tax deductible stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively. The actual tax benefit realized from stock options exercised was $3.8 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	5.85	6.08	6.04	6.04
Expected volatility	58.3%	45.1%	58.3%	45.3%
Risk-free interest rate	1.81%	1.02%	1.80%	1.12%
Expected dividend yield	0%	0%	0%	0%

NOTE 8: EARNINGS PER SHARE

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator (basic)
Net income	$6,221	$4,343	$7,761	$14,880
Less net income allocated to participating securities	–	(3,377)	(2,366)	(11,583)
Net income attributable to common stock	$6,221	$966	$5,395	$3,297
Denominator (basic)
Weighted average shares of common stock outstanding	69,053	10,899	42,914	10,835
Basic EPS	$0.09	$0.09	$0.13	$0.30

Numerator (diluted)
Net income	$6,221	$4,343	$7,761	$14,880
Less net income allocated to participating securities	–	(3,098)	(2,253)	(10,699)
Net income attributable to common stock	$6,221	$1,245	$5,508	$4,181
Denominator (diluted)
Weighted average shares of common stock	69,053	10,899	42,914	10,835
Dilutive effect of stock options and restricted stock units	3,605	4,404	3,114	4,040
Weighted average shares of common stock outstanding	72,659	15,303	46,028	14,875
Diluted EPS	$0.09	$0.08	$0.12	$0.28

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	143	653	827	1,655

NOTE 9. INCOME TAXES

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

The Company’s effective tax rate (ETR) was 44.2% and 38.4% for the three months ended June 30, 2014 and 2013, respectively. The Company’s ETR was 47.1% and 36.8% for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily due to non-deductible stock-based compensation and for the revaluation of deferred taxes, based on a regulatory state tax change enacted during the three months ended March 31, 2014.   The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014, as well as a release of uncertain tax positions recognized for the three months ended March 31, 2013

The Company has not been subject to U.S. federal, state and local income tax examinations by tax authorities in material jurisdictions for tax years beginning prior to January 1, 2009.  However, there are outstanding Notices of Proposed Assessment disallowing employment tax credits totaling $10.5 million in connection with the Internal Revenue Service (IRS) examination of Gevity HR, Inc. and Subsidiaries, which was acquired by TriNet on June 1, 2009.  While Appeals has denied the credits, and the Company plans to exhaust all administrative efforts to resolve this issue, it is likely that the matter will ultimately be resolved through litigation.  With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2014 and 2013 was $2.9 million and $2.2 million, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $5.7 million and $4.4 million, respectively.

Operating Covenants

To meet various states’ licensing requirements and maintain accreditation by Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of June 30, 2014, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.

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

NOTE 11. SUBSEQUENT EVENTS

2014 Credit Facility

On July 9, 2014, the Company amended and restated its first lien credit facility pursuant to an amended and restated first lien credit agreement (the Amended and Restated Credit Agreement).The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.

The tranche A term loans and the revolving credit facility will mature on July 9, 2019. The tranche B term loans will mature on July 9, 2017. Loans under the revolving credit facility are expected to be used for working capital and other general corporate purposes.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00, beginning with the fiscal quarter ending September 30, 2014, and a maximum total leverage ratio, currently at 5.00 to 1.00.

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

We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of June 30, 2014, we served over 9,000 clients in all 50 states, the District of Columbia and Canada and co-employed approximately 259,000 WSEs.

Our total revenues consist of professional service revenues and insurance service revenues. For the three and six months ended June 30, 2014 and 2013, 16% and 17% of our total revenues, respectively, consisted of professional service revenues, and 84% and 83% of our total revenues, respectively, consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally a non-GAAP financial measure, Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs. We also use a measure of total non-GAAP revenue, or Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For the three months ended June 30, 2014 and 2013, 66% and 65% of our Net Service Revenues, respectively, consisted of professional service revenues and 34% and 35% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues. For the six months ended June 30, 2014 and 2013, 65% and 63% of our Net Service Revenues, respectively, consisted of professional service revenues and 35% and 37% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues.

We sell our services primarily through our direct sales force, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended June 30, 2014 and 2013, our sales and marketing expenses were $35.0 million and $25.4 million, respectively, or 7% and 7% of our total revenues and 28% and 27% of our Net Service Revenues, respectively. For the six months ended June 30, 2014 and 2013, our sales and marketing expenses were $66.9 million and $48.0 million, respectively, or 6% and 7% of our total revenues and 26% and 25% of our Net Service Revenues, respectively.

We have made significant investments in our proprietary, cloud-based technology platform, including implementing client information and management software to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage their employees and analyze employee benefits data. For the three months ended June 30, 2014 and 2013, our systems development and programming costs were $6.6 million and $5.6 million, respectively, or 1% and 2% of our total revenues and 5% and 6% of our Net Service Revenues, respectively. For the six months ended June 30, 2014 and 2013, our systems development and programming costs were $12.5 million and $10.1 million, respectively, or 1% and 1% of our total revenues and 5% and 5% of our Net Service Revenues, respectively.

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

Key Operating Metrics

We regularly review certain key operating metrics to evaluate growth trends, measure our performance and make strategic decisions. Our key operating metrics as of and for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Insurance Service Revenues (in thousands)	$42,551	$33,135	$87,431	$71,062
Net Service Revenues (in thousands)	$124,811	$94,215	$252,566	$191,373
Total WSEs	258,985	197,458
Total Sales Representatives	388	298

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

Non-GAAP Financial Results

We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income, excluding the effects of stock-based compensation, amortization of intangible assets, non-cash interest expense and the income tax effect of these pre-tax adjustments at our effective tax rate. For the six months ended June 30, 2014, the effective tax rate is adjusted to 39.5% to exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs and, for the six months ended June 30, 2014, a debt prepayment premium.

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

The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Insurance service revenues	$442,746	$302,352	$868,783	$594,191
Less: Insurance costs	400,195	269,217	781,352	523,129
Net Insurance Service Revenues	$42,551	$33,135	$87,431	$71,062

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$525,006	$363,432	$1,033,918	$714,502
Less: Insurance costs	400,195	269,217	781,352	523,129
Net Services Revenues	$124,811	$94,215	$252,566	$191,373

The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$6,221	$4,343	$7,761	$14,880
Provision for income taxes	4,923	2,713	6,911	8,680
Stock-based compensation	2,923	1,505	5,070	2,865
Interest expense and bank fees	8,860	7,037	30,712	12,189
Depreciation	3,242	2,726	6,460	5,552
Amortization of intangible assets	13,267	10,178	26,816	20,484
Adjusted EBITDA	$39,436	$28,502	$83,730	$64,650

The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$6,221	$4,343	$7,761	$14,880
Effective income tax rate adjustment	521	-	1,116	-
Stock-based compensation	2,923	1,505	5,070	2,865
Amortization of intangible assets	13,267	10,178	26,816	20,484
Non-cash interest expense	1,380	684	7,486	1,297
Debt prepayment premium	-	-	3,800	-
Income tax impact of pre-tax adjustments at 39.5%	(6,940)	(4,658)	(17,053)	(9,282)
Adjusted Net Income	$17,372	$12,052	$34,996	$30,244

Impact of Health Care Reform

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and U.S. states. Beginning in 2014, a number of key provisions of the Act take effect, including the establishment of state insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

We are not yet able to determine the impacts to our business, and to our clients, resulting from the Act. In future periods, the Act may result in increased costs to us and our clients and could affect our ability to attract and retain clients. Additionally, we may be limited or delayed in our ability to increase service fees to offset any associated potential increased costs resulting from compliance with the Act. Furthermore, the uncertainty surrounding the terms and application of the Act may delay or inhibit the decisions of potential clients to outsource their HR needs. As a result, these changes could have a negative impact on our operating results.

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

Provision for Income Taxes

We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services to certain clients with employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% in 2013 and for the three and six months ended June 30, 2014. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges and changes in uncertain tax positions. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-12—Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. We do not expect this guidance to have a material effect on our consolidated financial statements. We expect to adopt this guidance in 2016.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 is effective for annual reporting periods, and interim periods within those years, beginning after

December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We expect to adopt this guidance in 2017. We have not yet selected a method of adoption and are currently evaluating the effect that the amendments will have on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. We adopted this guidance in 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues and Net Service Revenues for those periods. Period-to-period comparisons of our financial results are not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$82,260	$61,080	$165,135	$120,311
Insurance service revenues	442,746	302,352	868,783	594,191
Total revenues	525,006	363,432	1,033,918	714,502
Costs and operating expenses:
Insurance costs	400,195	269,217	781,352	523,129
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	34,034	23,671	67,677	46,486
Sales and marketing (1)	34,992	25,389	66,829	48,020
General and administrative (1)	12,682	12,741	27,019	25,228
Systems development and programming costs (1)	6,565	5,578	12,459	10,088
Amortization of intangible assets	13,267	10,178	26,816	20,484
Depreciation	3,242	2,726	6,460	5,552
Total costs and operating expenses	504,977	349,500	988,612	678,987
Operating income	20,029	13,932	45,306	35,515
Other income (expense):
Interest expense and bank fees	(8,860)	(7,037)	(30,712)	(12,189)
Other, net	(25)	161	78	234
Income before provision for income taxes	11,144	7,056	14,672	23,560
Provision for income taxes	4,923	2,713	6,911	8,680
Net income	$6,221	$4,343	$7,761	$14,880

__________________________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$801	$269	$1,255	$516
Sales and marketing	774	359	1,291	632
General and administrative	1,045	767	2,053	1,520
Systems development and programming costs	303	110	471	197
Total stock-based compensation expense	$2,923	$1,505	$5,070	$2,865

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percentage of total revenues:
Professional service revenues	16%	17%	16%	17%
Insurance service revenues	84%	83%	84%	83%
Total revenues	100%	100%	100%	100%
Costs and operating expenses:
Insurance costs	76%	74%	76%	73%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	7%	7%	7%
Sales and marketing	7%	7%	6%	7%
General and administrative	2%	4%	3%	4%
Systems development and programming costs	1%	2%	1%	1%
Amortization of intangible assets	3%	3%	3%	3%
Depreciation	1%	1%	1%	1%
Total costs and operating expenses	96%	96%	96%	95%
Operating income	4%	4%	4%	5%
Other income (expense):
Interest expense and bank fees	(2%)	(2%)	(3%)	(2%)
Other, net	(0%)	0%	0%	0%
Income before provision for income taxes	2%	2%	1%	3%
Provision for income taxes	1%	1%	1%	1%
Net income	1%	1%	1%	2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percentage of Net Service Revenues:
Professional service revenues	66%	65%	65%	63%
Net Insurance Service Revenues	34%	35%	35%	37%
Net Service Revenues	100%	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and
amortization of intangible assets)	27%	25%	27%	24%
Sales and marketing	28%	27%	26%	25%
General and administrative	10%	14%	11%	13%
Systems development and programming costs	5%	6%	5%	5%
Amortization of intangible assets	11%	11%	11%	11%
Depreciation	3%	3%	3%	3%
Total other operating expenses	84%	85%	82%	81%
Operating income	16%	15%	18%	19%
Other income (expense):
Interest expense and bank fees	(7%)	(7%)	(12%)	(6%)
Other, net	(0%)	0%	0%	0%
Income before provision for income taxes	9%	7%	6%	12%
Provision for income taxes	4%	3%	3%	5%
Net income	5%	5%	3%	8%

Three and Six Months Ended June 30, 2014 and 2013

Total Revenues

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Professional service revenues	$82,260	$61,080	$21,180	35%	$165,135	$120,311	$44,824	37%
Insurance service revenues	442,746	302,352	140,394	46%	868,783	594,191	274,592	46%
Total revenues	$525,006	$363,432	$161,574	44%	$1,033,918	$714,502	$319,416	45%

Key operating metrics:
Total WSEs	258,985	197,458	61,527	31%
Total Sales Representatives	388	298	90	30%

Total revenues increased by $161.6 million, or 44%, and $319.4 million, or 45%, for the three and six months ended June 30, 2014, respectively, compared to the same period of prior year.  Professional service revenues and insurance service revenues represented 16% and 84%, respectively, of total revenues for the three and six months ended June 30, 2014, compared to 17% and 83%, respectively, of total revenues in the same period of the prior year.  The increase in total revenues was attributable to the significant growth of our Total WSEs and revenues from our acquisition of Ambrose Employer Group, LLC, or Ambrose, in the third quarter of 2013, as further described below.

Professional service revenues for the three months ended June 30, 2014 increased by $21.2 million, or 35%, compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs and our acquisition of Ambrose in third quarter of 2013, which accounted for $8.5 million of professional service revenues during the three months ended June 30, 2014.

Professional service revenues for the six months ended June 30, 2014 increased by $44.8 million, or 37%, compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs and our acquisition of Ambrose in third quarter of 2013, which accounted for $15.4 million of professional service revenues during the six months ended June 30, 2014.  In addition, we received a $2.3 million refund related to prior year payroll taxes in the six months ended June 30, 2014.

Insurance service revenues increased by $140.4 million, or 46%, and by $274.6 million, or 46%, for the three and six months ended June 30, 2014, respectively, compared to the same period of the prior year.  The increase was primarily due to our increase in Total WSEs, and our acquisition of Ambrose, which accounted for $63.9 million and $130.4 million of insurance service revenues during the three and six months ended June 30, 2014, respectively.

Total WSEs at June 30, 2014 increased by 61,527, or 31%, compared to Total WSEs at June 30, 2013, with approximately 13,000 of such increase due to the Ambrose acquisition. Our Total Sales Representatives increased from 298 at June 30, 2013 to 388 at June 30, 2014, 12 of which we acquired from Ambrose.

Insurance Costs

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Insurance costs	$400,195	$269,217	$130,978	49%	$781,352	$523,129	$258,223	49%

Insurance costs increased $131.0 million, or 49%, for the three months ended June 30, 2014 compared to the same period of the prior year, $59.0 million of which is due to our acquisition of Ambrose. The remaining increase resulted from an increase in Total WSEs other than those acquired from Ambrose and a 2% increase in average insurance costs per WSE other than those acquired from Ambrose.

Insurance costs increased $258.2 million, or 49%, for the six months ended June 30, 2014 compared to the same period of the prior year, $118.6 million of which is due to our acquisition of Ambrose. The remaining increase resulted from an increase in Total WSEs other than those acquired from Ambrose and a 2% increase in average insurance costs per WSE other than those acquired from Ambrose.

Net Insurance Service Revenues and Net Service Revenues

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Insurance service revenues	$442,746	$302,352	$140,394	46%	$868,783	$594,191	$274,592	46%
Less: Insurance costs	400,195	269,217	130,978	49%	781,352	523,129	258,223	49%
Net Insurance Service Revenues	$42,551	$33,135	$9,416	28%	$87,431	$71,062	$16,369	23%

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Total revenues	$525,006	$363,432	$161,574	44%	$1,033,918	$714,502	$319,416	45%
Less: Insurance costs	400,195	269,217	130,978	49%	781,352	523,129	258,223	49%
Net Service Revenues	$124,811	$94,215	$30,596	32%	$252,566	$191,373	$61,193	32%

For the reasons set forth above with respect to the increases in our insurance service revenues and total revenues, our Net Insurance Service Revenues increased by $9.4 million, or 28%, and by $16.4 million, or 23% for the three and six months ended June 30, 2014, respectively, as compared to the same period of the prior year. Similarly, our Net Service Revenues increased by $30.6 million, or 32%, and by $61.2 million, or 32%, for the three and six months ended June 30, 2014, respectively, as compared to the same period of the prior year.

Other Operating Expenses

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Cost of providing services	$34,034	$23,671	$10,363	44%	$67,677	$46,486	$21,191	46%
Sales and marketing	34,992	25,389	9,603	38%	66,829	48,020	18,809	39%
General and administrative	12,682	12,741	(59)	(0%)	27,019	25,228	1,791	7%
System development and programming costs	6,565	5,578	987	18%	12,459	10,088	2,371	24%
Amortization of intangible assets	13,267	10,178	3,089	30%	26,816	20,484	6,332	31%
Depreciation	3,242	2,726	516	19%	6,460	5,552	908	16%
Total operating expenses	$104,782	$80,283	$24,499	31%	$207,260	$155,858	$51,402	33%

Cost of Providing Services

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$24,924	$16,474	$8,450	51%	$49,019	$32,873	$16,146	49%
Facilities	1,770	1,173	597	51%	3,381	2,384	997	42%
Information technology and communication	2,022	1,943	79	4%	4,517	3,559	958	27%
Other expenses	5,318	4,081	1,237	30%	10,760	7,670	3,090	40%
Total cost of providing services	$34,034	$23,671	$10,363	44%	$67,677	$46,486	$21,191	46%

Cost of providing services for the three months ended June 30, 2014 increased by $10.4 million, or 44%, compared to the same period of the prior year, due in part to our acquisition of Ambrose, which accounted for $2.9 million of the increase. Compensation-related costs increased by $8.5 million due to increased headcount, including $2.1 million from our acquisition of Ambrose. Facilities-related costs increased by $0.6 million due to our acquisition of Ambrose.  The remainder of the increase was due to an increase in WSEs other than those that we acquired from Ambrose.  Cost of providing services has decreased to 6% of total revenues in the three months ended June 30, 2014, from 7% of total revenues in the same period of the prior year.  Cost of providing services increased to 27% of Net Service Revenues in the three months ended June 30, 2014 from 25% of Net Service Revenues, in the same period of the prior year. The increase was due to costs associated with the integration of our recently acquired subsidiaries.

Cost of providing services for the six months ended June 30, 2014 increased by $21.2 million, or 46%, compared to the same period of the prior year, due in part to our acquisition of Ambrose, which accounted for $4.9 million of the increase. Compensation-related costs increased by $16.1 million due to increased headcount, including $4.0 million from our acquisition of Ambrose. Facilities-related costs increased by $1.0 million due to our acquisition of Ambrose.  The remainder of the increase was due to an increase in WSEs other than those that we acquired from Ambrose.  Cost of providing services remained at 7% of total revenues for the six months ended June 30, 2014 compared to the same period of the prior year. Cost of providing services has increased to 27% of Net Service Revenues in the six months ended June 30, 2014, from 24% of Net Service Revenues in the same period of the prior year.  The increase was due to costs associated with the integration of our recently acquired subsidiaries.

Sales and Marketing

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$24,426	$17,261	$7,165	42%	$47,720	$33,154	$14,566	44%
Marketing and advertising	4,678	3,729	949	25%	8,581	7,126	1,455	20%
Facilities	939	836	103	12%	1,713	1,669	44	3%
Other expenses	4,949	3,563	1,386	39%	8,815	6,071	2,744	45%
Total sales and marketing	$34,992	$25,389	$9,603	38%	$66,829	$48,020	$18,809	39%

Sales and marketing expenses for the three months ended June 30, 2014 increased by $9.6 million, or 38%, compared to the same period of the prior year. Of this increase, $7.2 million was due to compensation-related costs, including $1.3 million from our acquisition of Ambrose and $5.9 million from our growth in direct sales channels, primarily the addition of new sales representatives. Marketing and advertising expenses increased $0.9 million, or 25%, primarily due to our acquisition of Ambrose.  Other expenses increased $1.4 million, or 39%, primarily due to increased sales travel, meeting and conference activities, as well as other expenses associated with recruiting efforts and information technology.  Sales and marketing expenses as a percentage of total revenues remained unchanged at 7% in the three months ended June 30, 2014 and 2013.  As a percentage of Net Service Revenues, sales and marketing expenses increased to 28% in the three months ended June 30, 2014, from 27% in the same period of the prior year, mainly due to investment in growing our sales organization, which resulted in our sales and marketing expenses outpacing the growth in Net Service Revenues.

Sales and marketing expenses for the six months ended June 30, 2014 increased by $18.8 million, or 39%, compared to the same period of the prior year. Of this increase, $14.6 million was due to compensation-related costs, including $2.9 million from our acquisition of Ambrose and $11.7 million from our growth in direct sales channels, primarily the addition of new sales representatives. Marketing and advertising expenses increased $1.5 million, or 20%, primarily due to our acquisition of Ambrose.  Other expenses increased $2.7 million, or 45%, primarily due to increased sales travel, meeting and conference activities, as well as other expenses associated with recruiting efforts and information technology.  Sales and marketing expenses as a percentage of total revenues decreased to 6% in the six months ended June 30, 2014, from 7% in the same period of prior year.  As a percentage of Net Service Revenues, sales and marketing expenses increased to 26% in the six months ended June 30, 2014, from 25% in the same period of the prior year, mainly due to investment in growing our sales organization, which resulted in our sales and marketing expenses outpacing the growth in Net Service Revenues.

General and Administrative

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$8,212	$8,232	$(20)	(0%)	$16,707	$16,103	$604	4%
Legal and professional fees	1,133	1,632	(499)	(31%)	3,066	3,590	(524)	(15%)
Other expenses	3,337	2,877	460	16%	7,246	5,535	1,711	31%
Total general and administrative	$12,682	$12,741	$(59)	(0%)	$27,019	$25,228	$1,791	7%

General and administrative expenses for the three months ended June 30, 2014 increased by $0.1 million, or 0%, compared to the same period of the prior year.  Compensation-related costs were flat compared to the same period of the prior year.  Legal and professional fees decreased by $0.5, or 31%, as a result of lower costs incurred in relation to employment and corporate matters. Other expenses increased $0.5 million, or 16%, primarily due to costs associated with the integration of our recently acquired subsidiaries.  General and administrative expenses decreased to 2% of total revenues, or 10% of Net Service Revenues, in the three months ended June 30, 2014, from 4% of total revenues, or 14% of Net Service Revenues, in the same period of the prior year as a result of efficiencies realized subsequent to our acquisitions.

General and administrative expenses for the six months ended June 30, 2014 increased by $1.8 million, or 7%, compared to the same period of the prior year.  Compensation-related costs increased by $0.6 million, or 4%, compared to the same period of the prior year, which was attributable to an increase in headcount primarily related to our acquisition of Ambrose.  Legal and professional fees decreased by $0.5 million, or 15%, as a result of as a result of lower costs incurred in relation to employment and corporate matters. Other expenses increased $1.7 million, or 31%, primarily due to costs associated with the integration of our recently acquired subsidiaries.  General and administrative expenses decreased to 3% of total revenues, or 11% of Net Service Revenues, in the six months ended June 30, 2014, from 4% of total revenues, or 13% of Net Service Revenues, in the same period of the prior year as a result of an increase in revenues as well as efficiencies realized subsequent to our acquisitions.

Systems Development and Programming

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$5,450	$4,238	$1,212	29%	$10,310	$7,552	$2,758	37%
Other expenses	1,115	1,340	(225)	(17%)	2,149	2,536	(387)	(15%)
Total systems development and programming costs	$6,565	$5,578	$987	18%	$12,459	$10,088	$2,371	24%

Our systems development and programming costs for the three months ended June 30, 2014 increased by $1.0 million, or 18%, compared to the same period of the prior year. The increase was due to a $1.2 million increase in compensation-related costs resulting from the increase in headcount including those we acquired from Ambrose, to support and enhance our technology product delivery. Despite these increases, systems development and programming costs decreased to 1% of total revenues, or 5% of Net Service Revenues, in the three months ended June 30, 2014, from 2% of total revenues, or 6% of Net Service Revenues, in the same period of the prior year as a result of an increase in revenues.

Our systems development and programming costs for the six months ended June 30, 2014 increased by $2.4 million, or 24%, compared to the same period of the prior year. Of this increase, $0.5 million was attributable to increased headcount from our acquisition of Ambrose. The remaining increase was due to a $2.3 million increase in compensation-related costs resulting from the increase in headcount, other than those we acquired from Ambrose, to support and enhance our technology product delivery. Systems development and programming costs remained unchanged at 1% of total revenues, or 5% of Net Service Revenues, in the six months ended June 30, 2014.

Amortization of Intangible Assets and Depreciation

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$13,267	$10,178	$3,089	30%	$26,816	$20,484	$6,332	31%
Depreciation	$3,242	$2,726	$516	19%	$6,460	$5,552	$908	16%

Our amortization of intangible assets increased by $3.1 million, or 30%, and by $6.3 million, or 31%, for the three and six months ended June 30, 2014, respectively, compared to the same period of the prior year. The increase was primarily attributable to our acquisition of Ambrose. Depreciation expense increased by $0.5 million, or 19%, and by $0.9 million, or 16%, for the three and six months ended June 30, 2014, respectively, compared to the same period of the prior year, primarily attributable to depreciation from our acquisition of Ambrose.

Other Income (Expense)

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(8,860)	$(7,037)	$(1,823)	26%	$(30,712)	$(12,189)	$(18,523)	152%

Other income (expense) was primarily the result of interest expense under our credit facilities. In October 2012, we amended and restated our secured credit facility to provide for total borrowings of $350.0 million, which was amended again in April 2013 to provide for total borrowings of $500.0 million. In August 2013, we entered into two new senior secured credit facilities for total borrowings of $820.0 million to pay off our previous credit facilities and pay a special dividend. In March 2014, the Company repaid $216.6 million of these facilities from its IPO proceeds.  Interest expense increased in the three and six months ended June 30, 2014 due to a $5.0 million charge related to the acceleration of loan fee amortization due to our refinancing activities, a $3.8 million prepayment premium related to our partial repayment of the credit facilities during the period, and an increase in interest expense resulting from the higher debt level.

Provision for Income Taxes

	Three months ended		Change		Six months ended		Change
	June 30,		2014 vs. 2013		June 30,		2014 vs. 2013
	2014	2013	$ %		2014	2013	$ %
	(in thousands, except percentages)
Provision for income taxes	$4,923	$2,713	$2,210	81%	$6,911	$8,680	$(1,769)	(20%)
Effective tax rates	44.2%	38.4%			47.1%	36.8%

Our provision for income taxes for the three months ended June 30, 2014 increased by $2.2 million compared to the same period of the prior year, primarily due to the increase in our pre-tax income. Our effective tax rate (ETR) increased from 38.4% for the three months ended June 30, 2013 to 44.2% for the three months ended June 30, 2014, primarily due to non-deductible stock-based compensation related to February 2014 stock option grants, and to the implementation of an employee stock purchase plan which went into effect on March 26, 2014.  The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014.

Our provision for income taxes for the six months ended June 30, 2014 decreased by $1.8 million compared to the same period of the prior year, primarily due to a decrease in our pre-tax income. Our effective tax rate increased from 36.8% for the six months ended June 30, 2013 to 47.1% for the six months ended June 30, 2014, primarily due to non-deductible stock-based compensation related to February 2014 stock option grants, and to the implementation of an employee stock purchase plan which went into effect on March 26, 2014 and to a discrete tax charge of $0.5 million, for the revaluation of deferred taxes, based on a regulatory state tax change enacted during the three months ended March 31, 2014.  The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014, as well as a release of uncertain tax positions recognized for the three months ended March 31, 2013.

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

Cash Flows

We generated positive cash flows from operating activities during the six months ended June 30, 2014 and 2013. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$53,657	$60,554
Investing activities	(25,498)	(10,905)
Financing activities	(22,228)	139,106
Effect of exchange rates on cash and cash equivalents	1	(39)
Net increase in cash and cash equivalents	$5,932	$188,716

Cash Flows from Operating Activities

Net cash provided by operating activities was $53.7 million and $60.6 million for the six months ended June 30, 2014 and 2013, respectively. Historically, cash provided by operating activities has been affected by our net income, adjusted for non-cash expense items (such as depreciation, amortization of intangible assets, deferred income taxes, expense associated with stock-based compensation) and changes in working capital accounts. The fluctuation in our working capital accounts was primarily driven by WSE-related assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $25.5 million for the six months ended June 30, 2014, as compared to $10.9 million in the same period of the prior year. In the six months ended June 30, 2014, we invested $16.8 million in debt securities compared to $6.8 million for the same period of 2013. Investments to purchase property and equipment were $8.7 million for the six months ended June 30, 2014 compared to $4.7 million for the same period of 2013.

Cash Flows from Financing Activities

Net cash used in financing activities was $22.2 million for the six months ended June 30, 2014, compared to $139.1 million in the same period of the prior year. Net cash provided by financing activities during the six months ended June 30, 2014 was attributable to $219.2 million of net proceeds received from the issuance of common stock in our IPO and exercise of stock options, offset by $243.0 million in loan repayments. Net cash provided by financing activities during the six months ended June 30, 2013 was attributable to the borrowing of $150.0 million from our credit facility in connection with our acquisition of Ambrose, partially offset by $6.1 million in common stock repurchases and $4.9 million in loan repayments.

2014 Credit Facility

In August 2013, we, as guarantor, our subsidiary TriNet HR Corporation, as borrower, and certain of our other subsidiaries as subsidiary guarantors entered into two senior secured credit facilities: (i) a $705.0 million first lien credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and (ii) a $190.0 million second lien credit facility with Wilmington Trust, National Association, as administrative agent. Proceeds from our IPO were used to fully repay the $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of the first lien credit tranche B-1 term loan. Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million. On July 9, 2014, we amended and restated our first lien credit facility pursuant to an amended and restated first lien credit agreement, or the Amended and Restated Credit Agreement.

The amended and restated credit agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million, which we refer to as the revolving credit facility. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.

The tranche A term loans and the revolving credit facility will mature on July 9, 2019. The tranche B term loans will mature on July 9, 2017. Loans under the revolving credit facility are expected to be used for working capital and other general corporate purposes.

The tranche A term loans and loans under the revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The applicable margins for the tranche A term loans and loans under the revolving credit facility are subject to reduction by 0.25% or 0.50%, or increase by 0.25% based upon our total leverage ratio. The tranche B term loans bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum or the prime lending rate, plus an applicable margin equal to 1.75% per annum. We are required to pay a commitment fee of 0.50%, subject to decrease to 0.375% based on our total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.

We are permitted to make voluntary prepayments at any time without payment of a premium, except that a 1% premium would apply to a repricing of the tranche B term loans effected on or prior to the six-month anniversary of the effective date for the amendment and restatement of our credit facility. We are required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the fiscal year ending December 31, 2015, 50% of our excess cash flow (subject to decrease to (x) 25% if our total leverage ratio as of the last day of such fiscal year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if our total leverage ratio as of the last day of such fiscal year is less than 3.00 to 1.0), provided that we may defer prepayments based on excess cash flow to the extent such payments would result our GAAP working capital being less than $10 million (after giving effect to such prepayments).

The tranche A term loans will be paid in equal quarterly installments in an aggregate annual amount equal to: (i) beginning on December 31, 2014 to December 31, 2016, 5% of the original principal amount thereof, (ii) beginning on December 31, 2016 to December 31, 2018, 7.5% of the original principal amount thereof, and (iii) beginning on December 31, 2018 to June 30, 2019, 10% of the original principal amount thereof with any remaining balance payable on the final maturity date of the tranche A term loans. The tranche B term loans will be paid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the tranche B term loans.

Our credit facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. Our credit facility also contains financial covenants that require us to maintain a minimum consolidated interest coverage ratio and a maximum total leverage ratio.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2014, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$575,000	5,187	43,844	254,094	271,875
Interest on debt obligations	96,989	8,295	42,181	38,095	8,418
Workers compensation liabilities	102,689	20,165	28,589	15,221	38,714
Capital lease obligations	333	194	119	20	-
Operating lease obligations	27,242	5,333	14,010	4,677	3,222
Purchase obligations	3,243	2,917	326	-	-
Uncertain tax positions	3,000	2,545	455	-	-
Total	$808,496	$44,636	$129,524	$312,107	$322,229

Long-term debt obligations and interest on debt obligations reflect the terms of the amended and restated credit agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of June 30, 2014.

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

We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivable in connection with workers compensation premiums totaling $568.9 million at June 30, 2014. Included in this amount were $55.4 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.  Our investments are made for capital preservation purposes. An immediate increase or decrease in the interest rates in effect at either December 31, 2013 or June 30, 2014 of 100-basis points would not result in a material market value reduction or increase at such date.

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

We also had total outstanding indebtedness of $575.4 million as of June 30, 2014, of which $15.6 million is due within 12 months. Amounts outstanding under our credit facility carry estimated variable interest rates ranging from 3.0% to 6.0% over the term of the facility.  As a result of our credit facility, we are exposed to changes in interest rates. With an increase in interest rates in effect at June 30, 2014 of 100 basis points, our interest expense for 2014 through 2019 would be $119.6 million. On the other hand, with a decrease in interest rates in effect at June 30, 2014 of 100 basis points, our interest expense for 2014 through 2019 would be $74.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In response to this material weakness, we have hired a Director of Income Tax Accounting, who reports directly to the Chief Accounting Officer. We also will continue to engage external technical advisers to assist us with the evaluation of complex tax issues and improve the processes, procedures and documentation standards relating to the preparation of the income tax provision calculations.  We will continue to assess and develop our tax professionals in order to ensure adequate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.

Our remediation efforts are continuing and we expect to make additional changes to our controls over income tax reporting processes that we believe will strengthen our internal control. We have dedicated resources to the design, implementation, documentation, and testing of our internal controls. We will continue to evaluate the effectiveness of our internal control over accounting for income taxes and will continue to utilize external technical advisors to ensure that our financial statements continue to be fairly stated in all material respects. Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

As we continue to evaluate and test improvements to our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or decide to modify certain of the remediation measures described above. We expect that the material weakness will be remediated in 2014, although there can be no assurances that our efforts will be effective. Our Chief Executive Officer and Chief Financial Officer considered this material weakness in evaluating our disclosure controls and procedures as of June 30, 2014, and determined that the material weakness did not impact our disclosure controls and procedures for the period ended June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we are implementing changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified above.

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

Our quarterly results of operations are likely to fluctuate, and our results in some quarters may be below the expectations of research analysts and our investors, which could cause the price of our common stock to decline. Some of our significant expenses, such as insurance costs for our WSEs, rent expense and debt expense, may require significant lead time to reduce. If we do not achieve our expected revenues targets, we may be unable to adjust our costs quickly enough to offset any revenues shortfall, which could harm our results of operations. Some of the important factors that may cause our revenues, results of operations and cash flows to fluctuate from quarter to quarter include:

•	the number of our new clients initiating service and the number of WSEs employed by each new client;
•	our loss of existing clients;
•	reduction in the number of WSEs at existing clients;
•	the number and severity of health and workers compensation insurance claims by WSEs and the timing of claims information provided by our insurance carriers;
•	the timing of client payments and payment defaults by clients;
•	the amount and timing of our operating expenses and capital expenditures;
•	costs associated with our acquisitions of companies, assets and technologies;
•	payments or drawdowns on our credit facilities, or any amendments to our obligations under our credit facilities;
•	expenses we incur for geographic and service expansion;
•	our regulatory compliance costs;
•	changes to our credit ratings by rating agencies;
•	changes in our effective tax rate;
•	extraordinary expenses such as litigation or other dispute-related settlement payments; and
•	the impact of new accounting pronouncements.

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

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the Internal Revenue Service, or IRS, and U.S. states. Beginning in 2014, a number of key provisions of the Act take effect, including the establishment of state insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

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

As of June 30, 2014, we had $575.4 million in outstanding indebtedness under our credit facilities, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facilities could affect our business in various ways, including the following:

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

Our success depends in part on intellectual property rights to the services that we develop. We rely on a combination of contractual rights, including non-disclosure agreements, trade secrets, copyrights and trademarks, to establish and protect our intellectual property rights in our names, services, methodologies and related technologies. If we lose intellectual property protection or the ability to secure intellectual property protection on any of our names, confidential information or technology, this could harm our business. Our intellectual property rights may not prevent competitors from independently developing services and methodologies similar to ours, and the steps we take might be inadequate to deter infringement or misappropriation of our intellectual property by competitors, former employees or other third parties, any of which could harm our business. We currently have one pending U.S. patent application covering our technology. We own registered trademarks in the United States, Canada and the European Union that have various expiration dates unless renewed through customary processes. Our trademark registrations may be unenforceable or ineffective in protecting our trademarks. Our trademarks may be unenforceable in countries outside of the United States, which may adversely affect our ability to build our brand outside of the United States.

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

In response to this material weakness, we have hired a Director of Income Tax Accounting, who reports directly to the Chief Accounting Officer. We also will continue to engage external technical advisers to assist us with the evaluation of complex tax issues and improve the processes, procedures and documentation standards relating to the preparation of the income tax provision calculations.  We will continue to assess and develop our tax professionals in order to ensure adequate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.

Our remediation efforts are continuing and we expect to make additional changes to our controls over income tax reporting processes that we believe will strengthen our internal control. We have dedicated resources to the design, implementation, documentation, and testing of our internal controls. We will continue to evaluate the effectiveness of our internal control over accounting for income taxes and will continue to utilize external technical advisors to ensure that our financial statements continue to be fairly stated in all material respects. However, we cannot assure you that we will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weakness described above. We also cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

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

All of our executive officers, senior management and directors and substantially all of the holders of our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from the date of our initial public offering, or IPO. Approximately 52 million shares of our common stock, based on the number of shares outstanding as of June 30, 2014, will become eligible for sale upon expiration of the 180-day lock-up period. J.P. Morgan Securities LLC and Morgan

Stanley & Co. LLC may, in their sole discretion, permit the parties to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of June 30, 2014, there were 7,756,382 shares of common stock subject to outstanding options and 12,000 shares of common stock issuable upon settlement of restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, subject to the lock- up agreements described above and compliance with applicable securities laws.

In addition, as of June 30, 2014, the holders of 38,065,708 shares of common stock that were issued upon conversion of all previously outstanding preferred stock in connection with our IPO, have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.

The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.

Funds affiliated with General Atlantic, our most significant stockholder, beneficially own approximately 46.6% of our outstanding common stock, and all of our directors, officers and their affiliates beneficially own, in the aggregate, approximately 61.8% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

On March 31, 2014, we closed our IPO, pursuant to which we sold 15,000,000 shares of our common stock at a public offering price of $16.00 per share, for an aggregate offering price of $240 million, resulting in net proceeds to us of $218.6 million, after deducting underwriting discounts and commissions of approximately $16.8 million and offering expenses payable by us of approximately $5.6 million. An additional 2,250,000 shares were sold by certain selling stockholders pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale by the selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192465), which was declared effective by the SEC on March 26, 2014. The offering commenced on March 26, 2014, closed on March 31, 2014, and did not terminate before all of the shares that were registered in the registration statement were sold. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Jefferies LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and distribution of the securities registered. On March 31, 2014, we used $216.6 million from the offering to repay the indebtedness outstanding under our credit facilities, as described in our final prospectus filed pursuant to Rule 424(b) with the SEC on March 27, 2014.

(c) Issuer Purchases of Equity Securities

None.

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

TRINET GROUP, INC.

Date: August 6, 2014	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: August 6, 2014	By:	/s/ William Porter
William Porter
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
10.1	Amended and Restated First Lien Credit Agreement, dated as of August 20, 2013, as amended and restated as of July 9, 2014, among TriNet HR Corporation, as borrower, TriNet Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36373	10.1	7/9/2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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