Form 10-Q
period 2014-09-30
TRINET GROUP INC
filed 2014-11-06
CIK 937098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2014, the registrant had 69,596,136 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$97,952	$94,356
Restricted cash	14,538	15,267
Prepaid income taxes	32,973	3,331
Deferred income taxes	68	68
Prepaid expenses	9,636	7,849
Deferred loan costs and other current assets	5,273	5,238
Worksite employee related assets	697,047	772,437
Total current assets	857,487	898,546
Workers compensation receivable	38,142	25,381
Restricted cash and investments	62,454	36,968
Property and equipment, net	32,353	25,690
Goodwill	288,857	288,857
Other intangible assets, net	94,461	134,020
Deferred income taxes	7,621	1,000
Deferred loan costs and other assets	11,930	24,276
Total assets	$1,393,305	$1,434,738
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,422	$7,315
Accrued corporate wages	31,538	26,264
Deferred income taxes	73,121	16,535
Current portion of notes payable and borrowings under capital leases	20,694	6,669
Other current liabilities	12,736	9,078
Worksite employee related liabilities	690,703	767,624
Total current liabilities	840,214	833,485
Notes payable and borrowings under capital leases, less current portion	529,542	812,208
Workers compensation liabilities	67,273	45,309
Deferred income taxes	—	8,888
Other liabilities	5,189	5,210
Total liabilities	1,442,218	1,705,100
Commitments and contingencies (Note 11)
Series G convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $59,306); no shares authorized, issued and outstanding at September 30, 2014; 5,391,441 shares authorized, issued and outstanding at December 31, 2013	—	59,059
Series H convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $60,000); no shares authorized, issued and outstanding at September 30, 2014; 4,124,986 shares authorized, issued and outstanding at December 31, 2013	—	63,819
Stockholders’ deficit:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 69,383,359 and 15,259,540 shares issued and outstanding at September 30, 2014 and December 31, 2013	411,449	74,160
Accumulated deficit	(460,120)	(467,209)
Accumulated other comprehensive loss	(242)	(191)
Total stockholders’ deficit	(48,913)	(393,240)
Total liabilities and stockholders’ deficit	$1,393,305	$1,434,738

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Professional service revenues	$86,864	$75,641	$251,999	$195,952
Insurance service revenues	469,087	372,476	1,337,870	966,667
Total revenues	555,951	448,117	1,589,869	1,162,619
Costs and operating expenses:
Insurance costs	428,184	343,464	1,209,536	866,593
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	32,575	27,556	100,252	74,042
Sales and marketing	37,396	31,367	104,225	79,387
General and administrative	13,766	14,593	40,785	39,821
Systems development and programming costs	6,776	5,052	19,235	15,140
Amortization of intangible assets	12,743	15,442	39,559	35,926
Depreciation	3,265	3,356	9,725	8,908
Total costs and operating expenses	534,705	440,830	1,523,317	1,119,817
Operating income	21,246	7,287	66,552	42,802
Other income (expense):
Interest expense and bank fees	(18,462)	(19,902)	(49,174)	(32,091)
Other, net	179	75	257	309
Income (loss) before provision for (benefit from) income taxes	2,963	(12,540)	17,635	11,020
Provision for (benefit from) income taxes	2,238	(4,800)	9,149	3,880
Net income (loss)	$725	$(7,740)	$8,486	$7,140
Net income (loss) per share:
Basic	$0.01	$(0.60)	$0.13	$0.14
Diluted	$0.01	$(0.60)	$0.13	$0.13
Weighted average shares:
Basic	69,134,908	12,835,295	51,654,608	11,501,581
Diluted	72,954,352	12,835,295	55,003,651	15,196,398

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$725	$(7,740)	$8,486	$7,140
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(10)	45	10	(9)
Unrealized gains on interest rate cap	–	45	–	66
Foreign currency translation adjustments	(63)	19	(62)	(20)
Total other comprehensive income (loss), net of tax	(73)	109	(52)	37
Comprehensive income (loss)	$652	$(7,631)	$8,434	$7,177

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$8,486	$7,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,754	56,313
Deferred income taxes	27,180	(9,534)
Stock-based compensation	8,251	4,360
Excess tax benefit from equity incentive plan activity	–	(14,281)
Accretion of workers compensation and leases fair value adjustment	(969)	(1,244)
Changes in operating assets and liabilities:
Restricted cash	(7,968)	(6,522)
Prepaid expenses and other current assets	(7,899)	(8,049)
Workers compensation receivables	(11,775)	3,624
Other assets	8,166	3,995
Accounts payable	4,826	1,598
Income tax payable/receivable	(29,057)	12,314
Other current liabilities	11,321	7,447
Other liabilities	22,196	1,968
Worksite employee related assets	75,390	(41,062)
Worksite employee related liabilities	(76,921)	44,013
Net cash provided by operating activities	98,981	62,080
Investing activities
Acquisition of businesses	–	(193,727)
Proceeds from sale and maturity of debt securities	–	500
Purchase of debt securities	(16,789)	(7,253)
Purchase of property and equipment	(17,082)	(6,314)
Net cash used in investing activities	(33,871)	(206,794)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	218,572	–
Proceeds from issuance of common stock on exercised options	1,146	6,889
Excess tax benefit from equity incentive plan activity	–	14,281
Borrowings under notes payable	–	970,000
Repayment of notes payable	(268,425)	(450,104)
Payment of debt issuance costs	(11,060)	(24,611)
Payments of special dividend	–	(310,922)
Repayments under capital leases	(263)	(620)
Repurchase of common stock	(1,422)	(11,767)
Net cash provided by (used in) financing activities	(61,452)	193,146
Effect of exchange rate changes on cash and cash equivalents	(62)	(20)
Net increase in cash and cash equivalents	3,596	48,412
Cash and cash equivalents at beginning of period	94,356	63,749
Cash and cash equivalents at end of period	$97,952	$112,161

Supplemental disclosures of cash flow information
Cash paid for interest	$25,662	$18,557
Cash paid for income taxes, net of refunds	10,969	719
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	826	378

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on March 27, 2014, and the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on September 12, 2014. There have been no changes to the Company’s significant accounting policies described in the prospectuses that have had a material impact on our consolidated financial statements and related notes. All intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12—Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company does not expect this guidance to have a material effect on its consolidated financial statements. The Company expects to adopt this guidance in 2016.

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

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES

The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	September 30,	December 31,
	2014	2013
Worksite employee-related assets:
Restricted cash	$39,857	$19,154
Restricted investment	25,146	2,317
Payroll funds collected	323,923	490,058
Unbilled revenue, net of advance collection of $52,144 and $54,159 at September 30, 2014 and December 31, 2013, respectively	278,393	200,641
Accounts receivable, net of allowance for doubtful accounts of $229 and $865 at September 30, 2014 and December 31, 2013, respectively	6,450	10,450
Prepaid health plan expenses	3,438	7,584
Refundable health plan premiums	2,739	17,601
Refundable workers compensation premiums	10,814	20,834
Prepaid workers compensation expenses	2,543	1,414
Other payroll assets	3,744	2,384
Total worksite employee-related assets	$697,047	$772,437

Worksite employee-related liabilities:
Unbilled wages accrual	$310,075	$243,640
Payroll taxes payable	191,165	358,285
Health benefits payable	96,031	67,132
Customer prepayments	37,323	51,902
Workers compensation payable	34,055	23,453
Other payroll deductions	22,054	23,212
Total worksite employee-related liabilities	$690,703	$767,624

NOTE 3. WORKERS COMPENSATION

The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence.

The following summarizes the activities in liability for unpaid claims and claims adjustment expenses (in thousands):

	For the nine months ended September 30,	For the year ended December 31,
	2014	2013

Liability for unpaid claims and claims adjustment at beginning of period	$58,610	$53,900
Plans acquired through business combinations	–	481
Incurred related to:
Current year	44,567	26,401
Prior years	(4,450)	(3,319)
Total incurred	40,117	23,082
Paid related to:
Current year	(8,483)	(8,055)
Prior years	(7,364)	(10,798)
Total paid	(15,847)	(18,853)
Liability for unpaid claims and claims adjustment at end of period	82,880	58,610
Other premiums and collateral liabilities	18,448	10,152
Total workers compensation liabilities at end of period	$101,328	$68,762
Current portion included in worksite employee-related liability	34,055	23,453
Long term portion	$67,273	$45,309

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of September 30, 2014 and December 31, 2013, such restricted amounts of $34.5 million and $21.5 million, respectively, are presented as restricted cash and restricted investment within WSE-related assets in the accompanying consolidated balance sheets. In addition, the Company invests premium collateral in excess of short term claim obligations in certain longer term securities. While it is the intention of the Company to reinvest maturing securities, periodically certain securities will be classified as short term to the extent the Company does not intend to reinvest the proceeds upon maturity.  At September 30, 2014 and December 31, 2013, $62.5 million and $37.0 million, respectively, are presented as restricted long-term investments.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Software	$48,813	$43,513
Office equipment, including data processing equipment	17,833	14,667
Leasehold improvements	7,030	6,836
Furniture, fixtures, and equipment	5,758	3,998
Projects in progress	9,942	5,106
	89,376	74,120
Accumulated depreciation	(57,023)	(48,430)
Property and equipment, net	$32,353	$25,690

Software and furniture, fixtures, and equipment include amounts for assets under capital leases of $1.5 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively. Accumulated depreciation of these assets was $0.8 million and $0.5 million at September 30, 2014 and December 31, 2013, respectively. Amortization of assets held under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.

Projects in progress consist primarily of software development costs. The Company capitalizes software development costs intended for internal use. The Company recognized depreciation expense for capitalized internally developed software of $4.0 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively. Accumulated depreciation for these assets was $28.5 million and $25.3 million at September 30, 2014 and December 31, 2013, respectively. The Company periodically assesses the likelihood of unsuccessful completion of projects in progress, as well as monitoring events or changes in circumstances, which might suggest that impairment has occurred and recoverability should be evaluated. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds the future net cash flows expected to be generated by the asset. There was $0.1 million and $0.4 million losses recognized on internally developed software for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The Company’s noncurrent restricted cash and investments include $30.2 million of available-for-sale marketable securities and $32.2 million of cash collateral at September 30, 2014. The Company’s restricted investments within WSE-related assets include $22.8 million of available-for-sale marketable securities and $2.3 million of certificates of deposit as of September 30, 2014. The available-for-sale marketable securities as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
U.S. treasuries	$52,500	$49	$(13)	$52,536
Mutual funds	500	7	–	507
Total investments	$53,000	$56	$(13)	$53,043

December 31, 2013:
U.S. treasuries	$35,900	$38	$(20)	$35,918
Mutual funds	500	8	–	508
Total investments	$36,400	$46	$(20)	$36,426

There were no realized gains or losses for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, the contractual maturities of the U.S. treasuries were two to three years.

As of September 30, 2014, certain of the Company’s U.S. treasuries were in unrealized loss position principally due to changes in interest rates and credit spreads. No U.S. treasuries were in an unrealized loss position for more than 12 months as of either September 30, 2014 or December 31, 2013. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 39% of the total fair value of all securities available for sale and their unrealized loss was $0.01 million as of September 30, 2014. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
September 30, 2014
Certificate of deposit	$2,317	$2,317	$–	$–
U.S. treasuries	52,536	52,536	–	–
Mutual funds	507	507	–	–
Interest rate cap	4	–	4	–
Total	$55,364	$55,360	$4	$–
December 31, 2013:
Certificates of deposit	$2,858	$2,858	$–	$–
U.S. treasuries	35,918	35,918	–	–
Mutual funds	508	508	–	–
Interest rate cap	47	–	47	–
Total	$39,331	$39,284	$47	$–

There were no transfers between Level I and Level II assets for the three months ended September 30, 2014 or the year ended December 31, 2013.

As of September 30, 2014 and December 31, 2013, certificate of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying consolidated balance sheets.

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

At September 30, 2014 and December 31, 2013, the carrying value of our notes payable of $550.0 million and $818.4 million, respectively, approximated fair value. The estimate fair values of our notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 6. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES

The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	September 30,	December 31,
	2014	2013
Notes payable under credit facility	$550,000	$818,425
Capital leases	236	452
Less current portion	(20,694)	(6,669)
	$529,542	$812,208

In August 2013, the Company, as guarantor, its subsidiary TriNet HR Corporation, as borrower, and certain of its other subsidiaries as subsidiary guarantors entered into two senior secured credit facilities:

•

a $705.0 million first lien credit facility with JPMorgan Chase Bank, N.A., as administrative agent which provided a $75.0 million revolving credit facility, a $175.0 million tranche B-1 term loan and a $455.0 million tranche B-2 term loan; and

•	a $190.0 million second lien credit facility with Wilmington Trust, National Association, as administrative agent.

In March 2014, the proceeds from the IPO were used to fully repay the $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of the first lien tranche B-1 term loan. Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million. In May 2014, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in May 2014 for a charge of $0.5 million.

On July 9, 2014, the Company amended and restated its first lien credit facility pursuant to an amended and restated first lien credit agreement (“the Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.

The tranche A term loans and the revolving credit facility will mature on July 9, 2019. The tranche B term loans will mature on July 9, 2017. Loans under the revolving credit facility are expected to be used for working capital and other general corporate purposes.

The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of September 30, 2014. In connection with the Amended and Restated Credit Agreement, the Company incurred $11.1 million of debt issuance costs. The Company deferred $8.0 million of the costs, which are being amortized over the term of the credit facility.  The remaining $3.1 million of costs were recorded to interest expense and bank fees.  Additionally, the Company recorded a $9.0 million loss on extinguishment of debt to write-off deferred issuance costs associated with the original first lien credit facility, which was also recorded to interest expense and bank fees.  The remaining $6.1 million of loan fees associated with the previous facility that was deemed to be modified continues to be amortized over the revised remaining term of the Amended and Restated Credit Agreement.

In August 2014, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in August 2014 for a charge of $0.6 million.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00, beginning with the fiscal quarter ending September 30, 2014, and a maximum total leverage ratio, currently at 5.00 to 1.00. The Company was in compliance with the restrictive covenants under the credit facilities at September 30, 2014. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

NOTE 7. CONVERTIBLE PREFERRED STOCK

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

NOTE 8: STOCKHOLDERS’ EQUITY

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

Activity under the 2000 Plan and the 2009 Plan for the nine months ended September 30, 2014 is summarized as follows:

Shares Available for Grant
Balance at December 31, 2013	2,004,464
Authorized	3,000,000
Granted	(2,721,000)
Forfeited	400,644
Expired	6,580
Balance at September 30, 2014	2,690,688

The following table summarizes stock option activity under the Company’s equity-based plans for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	6,281,148	$1.74	8.55	$53,373
Granted	2,696,000	12.67
Exercised	(1,043,854)	1.10
Forfeited	(372,644)	5.02
Expired	(6,580)	0.50
Balance at September 30, 2014	7,554,070	$5.57	8.40	$152,467

Exercisable at September 30, 2014	1,981,686	$1.04	7.32	$48,960

Vested and expected to vest at September 30, 2014	7,197,880	$5.43	8.37	$146,231

The weighted-average grant date fair value of stock options granted in each of the three months ended September 30, 2014 and September 30, 2013 was $15.83 and $5.97 per share, respectively. The weighted-average grant date fair value of stock options granted in each of the nine months ended September 30, 2014 and September 30, 2013 was $6.99 and $3.89 per share, respectively. The total fair value of options vested for the three months ended September 30, 2014 and September 30, 2013 was $1.7 million and $0.7 million, respectively. The total fair value of options vested for the nine months ended September 30, 2014 and September 30, 2013 was $6.2 million and $3.1 million, respectively.

The total intrinsic value of options exercised for the three months ended September 30, 2014 and September 30, 2013 was $6.8 million and $41.1 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2014 and September 30, 2013 was $16.8 million and $48.3 million, respectively. Cash received from options exercised during the three months ended September 30, 2014 and September 30, 2013 was $0.5 million and $5.6 million, respectively. Cash received from options exercised during the nine months ended September 30, 2014 and September 30, 2013 was $1.1 million and $6.9 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.

As of September 30, 2014, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $22.9 million and is expected to be recognized over a weighted-average period of 2.98 years.

The following table summarizes restricted stock unit activity under the Company’s equity-based plans for the nine months ended September 30, 2014:

	Number of Units	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2013	40,000	$13.21
Granted	25,000	$28.59
Vested	(3,500)	$13.21
Forfeited	(28,000)	$13.21
Nonvested at September 30, 2014	33,500	$13.21

The total grant date fair value of restricted stock units granted in the nine months ended September 30, 2014 was $0.7 million. No restricted stock units were granted in the nine months ended September 30, 2013. The total grant date fair value of restricted stock units vested in the nine months ended September 30, 2014 and 2013 was de minimis and $0.1 million, respectively. As of September 30, 2014, unrecognized compensation expense, net of forfeitures, associated with the nonvested restricted stock units outstanding was $0.8 million, and is expected to be recognized over a weighted-average period of 3.74 years.

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

NOTE 9: EARNINGS PER SHARE

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator (basic)
Net income	$725	$(7,740)	$8,486	$7,140
Less net income allocated to participating securities	–	–	(1,658)	(5,484)
Net income attributable to common stock	$725	$(7,740)	$6,828	$1,656
Denominator (basic)
Weighted average shares of common stock outstanding	69,135	12,835	51,655	11,502
Basic EPS	$0.01	$(0.60)	$0.13	$0.14

Numerator (diluted)
Net income	$725	$(7,740)	$8,486	$7,140
Less net income allocated to participating securities	–	–	(1,576)	(5,103)
Net income attributable to common stock	$725	$(7,740)	$6,910	$2,037
Denominator (diluted)
Weighted average shares of common stock	69,135	12,835	51,655	11,502
Dilutive effect of stock options and restricted stock units	3,819	–	3,349	3,695
Weighted average shares of common stock outstanding	72,954	12,835	55,004	15,197
Diluted EPS	$0.01	$(0.60)	$0.13	$0.13

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	129	1,609	595	1,639

NOTE 10. INCOME TAXES

The Company is subject to taxation in the United States and Canada. However, business is conducted primarily in the United States. The effective tax rate differs from the statutory rate primarily due to state taxes, non-deductible stock-based compensation, tax credits and changes in uncertain tax positions. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans and estimates. Should the actual amounts differ from these estimates, the amount of the valuation allowance could be materially affected.

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

The Company’s effective tax rate (ETR) was 75.5% and 38.3% for the three months ended September 30, 2014 and 2013, respectively. The Company’s ETR was 51.9% and 35.2% for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily due to non-deductible stock-based compensation, a discrete tax charge for the revaluation of deferred taxes, based on a regulatory state tax change and an income tax accounting method change, and non-deductible transaction costs related to our secondary offering. The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014, as well as a release of uncertain tax positions recognized for the three months ended March 31, 2013

The amount of refundable income taxes increased by $29.6 million primarily due to refund claims filed by the Company in the amount of $18.8 million, $10.2 million and $2.2 million for the tax years ended December 31, 2013, 2012 and 2011, respectively, resulting from an income tax accounting method change approved by the Internal Revenue Service (IRS) in the third quarter of 2014.

  The Company has approximately $36.2 million of net operating losses related to excess tax deductions that were not recorded to deferred tax assets.  When such net operating losses are utilized to reduce the income tax payable, the Company would expect to credit equity.  For purposes of determining when the net operating losses are utilized, the Company has elected to follow the tax law ordering method.

The Company has not been subject to U.S. federal, state and local income tax examinations by tax authorities in material jurisdictions for tax years beginning prior to January 1, 2010.  However, there are outstanding Notices of Proposed Assessment disallowing employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and Subsidiaries, which was acquired by TriNet on June 1, 2009.  While Appeals has denied the credits, and the Company plans to exhaust all administrative efforts to resolve this issue, it is likely that the matter will ultimately be resolved through litigation. With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2014 and 2013 was $3.1 million and $2.7 million, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 2013 was $8.7 million and $7.2 million, respectively.

Operating Covenants

To meet various states’ licensing requirements and maintain accreditation by Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of September 30, 2014, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 12, 2014.

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

We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of September 30, 2014, we served over 10,000 clients in all 50 states, the District of Columbia and Canada and co-employed approximately 273,000 WSEs.

Our total revenues consist of professional service revenues and insurance service revenues. For the three and nine months ended September 30, 2014 and 2013, 16% and 17% of our total revenues, respectively, consisted of professional service revenues, and 84% and 83% of our total revenues, respectively, consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally a non-GAAP financial measure, Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs. We also use a measure of total non-GAAP revenue, or Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For the three months ended September 30, 2014 and 2013, 68% and 72% of our Net Service Revenues, respectively, consisted of professional service revenues and 32% and 28% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues. For the nine months ended September 30, 2014 and 2013, 66% of our Net Service Revenues consisted of professional service revenues and 34% of our Net Service Revenues consisted of Net Insurance Service Revenues.

We sell our services primarily through our direct sales force, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended September 30, 2014 and 2013, our sales and marketing expenses were $37.4 million and $31.4 million, respectively, or 7% and 7% of our total revenues and 29% and 30% of our Net Service Revenues, respectively. For the nine months ended September 30, 2014 and 2013, our sales and marketing expenses were $104.2 million and $79.4 million, respectively, or 7% and 7% of our total revenues and 27% and 27% of our Net Service Revenues, respectively.

We have made significant investments in our proprietary, cloud-based technology platform, including implementing client information and management software to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage their employees and analyze employee benefits data. For the three months ended September 30, 2014 and 2013, our systems development and programming costs were $6.8 million and $5.1 million, respectively, or 1% and 1% of our total revenues and 5% and 5% of our Net Service Revenues, respectively. For the nine months ended September 30, 2014 and 2013, our systems development and programming costs were $19.2 million and $15.1 million, respectively, or 1% and 1% of our total revenues and 5% and 5% of our Net Service Revenues, respectively.

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

Key Operating Metrics

We regularly review certain key operating metrics to evaluate growth trends, measure our performance and make strategic decisions. Our key operating metrics as of and for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Insurance Service Revenues (in thousands)	$40,903	$29,012	$128,334	$100,074
Net Service Revenues (in thousands)	$127,767	$104,653	$380,333	$296,026
Total WSEs	272,846	218,577
Total Sales Representatives	391	301

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

Non-GAAP Financial Results

We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense and, in 2014, the expenses of the registered secondary offering of our common stock that was completed in September 2014. We define Adjusted Net Income as net income, excluding the effects of stock-based compensation, amortization of intangible assets, non-cash interest expense and, in 2014, the expenses of the registered secondary offering of our common stock that was completed in September 2014, as well as the income tax effect of these pre-tax adjustments at our effective tax rate. For the nine months ended September 30, 2014, the effective tax rate is adjusted to 39.5% to exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs and, for the nine months ended September 30, 2014, a debt prepayment premium.

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

Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are not prepared in accordance with, and should not be considered in isolation of, or as an alternative to, measurements required by GAAP. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. As non-GAAP measures, Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

•	Net Insurance Service Revenues and Net Service Revenues are reduced by the insurance costs that we pay to the insurance carriers;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA and Adjusted Net Income do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA and Adjusted Net Income do not reflect the expenses we incurred in connection with the registered offering of our common stock during the third quarter of 2014;
•	Adjusted EBITDA and Adjusted Net Income do not reflect the non-cash component of employee compensation;
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

The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Insurance service revenues	$469,087	$372,476	$1,337,870	$966,667
Less: Insurance costs	428,184	343,464	1,209,536	866,593
Net Insurance Service Revenues	$40,903	$29,012	$128,334	$100,074

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$555,951	$448,117	$1,589,869	$1,162,619
Less: Insurance costs	428,184	343,464	1,209,536	866,593
Net Service Revenues	$127,767	$104,653	$380,333	$296,026

The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$725	$(7,740)	$8,486	$7,140
Provision for (benefit from) income taxes	2,238	(4,800)	9,149	3,880
Stock-based compensation	3,181	1,495	8,251	4,360
Interest expense and bank fees	18,462	19,902	49,174	32,091
Depreciation	3,265	3,356	9,725	8,908
Amortization of intangible assets	12,743	15,442	39,559	35,926
Secondary offering costs	858	-	858	-
Adjusted EBITDA	$41,472	$27,655	$125,202	$92,305

The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$725	$(7,740)	$8,486	$7,140
Effective income tax rate adjustment	1,068	-	2,183	-
Stock-based compensation	3,181	1,495	8,251	4,360
Amortization of intangible assets	12,743	15,442	39,559	35,926
Non-cash interest expense	13,602	11,145	21,088	12,442
Debt prepayment premium	-	-	3,800	-
Secondary offering costs	858	-	858	-
Income tax impact of pre-tax adjustments at 39.5%	(12,002)	(11,092)	(29,055)	(20,828)
Adjusted Net Income	$20,175	$9,250	$55,170	$39,040

Impact of Health Care Reform

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and U.S. states. Beginning in 2014, a number of key provisions of the Act take effect, including the establishment of state and federally run insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

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

Provision for Income Taxes

We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services to certain clients with employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% in 2013 and for the three and nine months ended September 30, 2014. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges and changes in uncertain tax positions. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on September 12, 2014. There have been no material changes to our critical accounting policies described in the prospectus for the year ended December 31, 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12—Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. We do not expect this guidance to have a material effect on our consolidated financial statements. We expect to adopt this guidance in 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$86,864	$75,641	$251,999	$195,952
Insurance service revenues	469,087	372,476	1,337,870	966,667
Total revenues	555,951	448,117	1,589,869	1,162,619
Costs and operating expenses:
Insurance costs	428,184	343,464	1,209,536	866,593
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	32,575	27,556	100,252	74,042
Sales and marketing (1)	37,396	31,367	104,225	79,387
General and administrative (1)	13,766	14,593	40,785	39,821
Systems development and programming costs (1)	6,776	5,052	19,235	15,140
Amortization of intangible assets	12,743	15,442	39,559	35,926
Depreciation	3,265	3,356	9,725	8,908
Total costs and operating expenses	534,705	440,830	1,523,317	1,119,817
Operating income	21,246	7,287	66,552	42,802
Other income (expense):
Interest expense and bank fees	(18,462)	(19,902)	(49,174)	(32,091)
Other, net	179	75	257	309
Income (loss) before provision for (benefit from) income taxes	2,963	(12,540)	17,635	11,020
Provision for (benefit from) income taxes	2,238	(4,800)	9,149	3,880
Net income (loss)	$725	$(7,740)	$8,486	$7,140

__________________________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$843	$254	$2,098	$770
Sales and marketing	771	250	2,062	882
General and administrative	1,280	851	3,333	2,371
Systems development and programming costs	287	140	758	337
Total stock-based compensation expense	$3,181	$1,495	$8,251	$4,360

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Percentage of total revenues:
Professional service revenues	16%	17%	16%	17%
Insurance service revenues	84%	83%	84%	83%
Total revenues	100%	100%	100%	100%
Costs and operating expenses:
Insurance costs	77%	77%	76%	75%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	6%	6%	6%
Sales and marketing	7%	7%	7%	7%
General and administrative	2%	3%	3%	3%
Systems development and programming costs	1%	1%	1%	1%
Amortization of intangible assets	2%	3%	2%	3%
Depreciation	1%	1%	1%	1%
Total costs and operating expenses	96%	98%	96%	96%
Operating income	4%	2%	4%	4%
Other income (expense):
Interest expense and bank fees	(3%)	(4%)	(3%)	(3%)
Other, net	0%	0%	0%	0%
Income (loss) before provision for (benefit from) income taxes	1%	(3%)	1%	1%
Provision for (benefit from) income taxes	0%	(1%)	1%	0%
Net income (loss)	0%	(2%)	1%	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Percentage of Net Service Revenues:
Professional service revenues	68%	72%	66%	66%
Net Insurance Service Revenues	32%	28%	34%	34%
Net Service Revenues	100%	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and
amortization of intangible assets)	25%	26%	26%	25%
Sales and marketing	29%	30%	27%	27%
General and administrative	11%	14%	11%	13%
Systems development and programming costs	5%	5%	5%	5%
Amortization of intangible assets	10%	15%	10%	12%
Depreciation	3%	3%	3%	3%
Total other operating expenses	83%	93%	83%	86%
Operating income	17%	7%	17%	14%
Other income (expense):
Interest expense and bank fees	(14%)	(19%)	(13%)	(11%)
Other, net	0%	0%	0%	0%
Income (loss) before provision for (benefit from) income taxes	2%	(12%)	5%	4%
Provision for (benefit from) income taxes	2%	(5%)	2%	1%
Net income (loss)	1%	(7%)	2%	2%

Three and Nine Months Ended September 30, 2014 and 2013

Total Revenues

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Professional service revenues	$86,864	$75,641	$11,223	15%	$251,999	$195,952	$56,047	29%
Insurance service revenues	469,087	372,476	96,611	26%	1,337,870	966,667	371,203	38%
Total revenues	$555,951	$448,117	$107,834	24%	$1,589,869	$1,162,619	$427,250	37%

Key operating metrics:
Total WSEs	272,846	218,577	54,269	25%
Total Sales Representatives	391	301	90	30%

Total revenues increased by $107.8 million, or 24%, and $427.3 million, or 37%, for the three and nine months ended September 30, 2014, respectively, compared to the same period of the prior year.  Professional service revenues and insurance service revenues represented 16% and 84%, respectively, of total revenues for the three and nine months ended September 30, 2014, compared to 17% and 83%, respectively, of total revenues in the same period of the prior year.  The increase in total revenues was attributable to the significant growth of our Total WSEs and revenues from our acquisition of Ambrose Employer Group, LLC, or Ambrose, in the third quarter of 2013, as further described below.

Professional service revenues for the three months ended September 30, 2014 increased by $11.2 million, or 15%, compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs. Partially offsetting the increase was a $5.0 million refund related to prior year payroll taxes received in the three months ended September 30, 2013.Professional service revenues for the nine months ended September 30, 2014 increased by $56.0 million, or 29%, compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs and our acquisition of Ambrose in third quarter of 2013, which contributed $15.4 million of professional service revenues during the first half of 2014.  In addition, we received a $2.3 million refund related to prior year payroll taxes in the nine months ended September 30, 2014 compared to a $5.0 million refund received in the nine months ended September 30, 2013.

Insurance service revenues increased by $96.6 million, or 26%, and by $371.2 million, or 38%, for the three and nine months ended September 30, 2014, respectively, compared to the same period of the prior year.  The increase was primarily due to our increase in Total WSEs. Additionally, our acquisition of Ambrose contributed $130.4 million of insurance service revenues during the first half of 2014.

Total WSEs at September 30, 2014 increased by 54,269, or 25%, compared to Total WSEs at September 30, 2013, which was primarily driven by a net increase in total clients. Our Total Sales Representatives increased from 301 at September 30, 2013 to 391 at September 30, 2014, primarily due to our efforts to grow our sales force.

Insurance Costs

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Insurance costs	$428,184	$343,464	$84,720	25%	$1,209,536	$866,593	$342,943	40%

Insurance costs increased $84.7 million, or 25%, for the three months ended September 30, 2014 compared to the same period of the prior year. The increase resulted from an increase in Total WSEs.

Insurance costs increased $342.9 million, or 40%, for the nine months ended September 30, 2014 compared to the same period of the prior year, $118.6 million of which is due to our acquisition of Ambrose. The remaining increase resulted from an increase in Total WSEs other than those acquired from Ambrose and a 2% increase in average insurance costs per WSE other than those acquired from Ambrose.

Net Insurance Service Revenues and Net Service Revenues

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Insurance service revenues	$469,087	$372,476	$96,611	26%	$1,337,870	$966,667	$371,203	38%
Less: Insurance costs	428,184	343,464	84,720	25%	1,209,536	866,593	342,943	40%
Net Insurance Service Revenues	$40,903	$29,012	$11,891	41%	$128,334	$100,074	$28,260	28%

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Total revenues	$555,951	$448,117	$107,834	24%	$1,589,869	$1,162,619	$427,250	37%
Less: Insurance costs	428,184	343,464	84,720	25%	1,209,536	866,593	342,943	40%
Net Service Revenues	$127,767	$104,653	$23,114	22%	$380,333	$296,026	$84,307	28%

For the reasons set forth above with respect to the increases in our insurance service revenues and total revenues, our Net Insurance Service Revenues increased by $11.9 million, or 41%, and by $28.3 million, or 28%, for the three and nine months ended September 30, 2014, respectively, as compared to the same period of the prior year. Similarly, our Net Service Revenues increased by $23.1 million, or 22%, and by $84.3 million, or 28%, for the three and nine months ended September 30, 2014, respectively, as compared to the same period of the prior year.

Other Operating Expenses

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Cost of providing services	$32,575	$27,556	$5,019	18%	$100,252	$74,042	$26,210	35%
Sales and marketing	37,396	31,367	6,029	19%	104,225	79,387	24,838	31%
General and administrative	13,766	14,593	(827)	(6%)	40,785	39,821	964	2%
System development and programming costs	6,776	5,052	1,724	34%	19,235	15,140	4,095	27%
Amortization of intangible assets	12,743	15,442	(2,699)	(17%)	39,559	35,926	3,633	10%
Depreciation	3,265	3,356	(91)	(3%)	9,725	8,908	817	9%
Total operating expenses	$106,521	$97,366	$9,155	9%	$313,781	$253,224	$60,557	24%

Cost of Providing Services

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$23,818	$19,904	$3,914	20%	$72,837	$52,777	$20,060	38%
Facilities	1,816	1,327	489	37%	5,197	3,711	1,486	40%
Information technology and communication	2,146	2,250	(104)	(5%)	6,663	5,809	854	15%
Other expenses	4,795	4,075	720	18%	15,555	11,745	3,810	32%
Total cost of providing services	$32,575	$27,556	$5,019	18%	$100,252	$74,042	$26,210	35%

Cost of providing services for the three months ended September 30, 2014 increased by $5.0 million, or 18%, compared to the same period of the prior year. Compensation-related costs increased by $3.9 million due to increased headcount as well as a $0.6 million increase in stock-based compensation.  Cost of providing services remained unchanged at 6% of total revenues in the three months ended September 30, 2014 compared to the same period of the prior year.  Cost of providing services decreased to 25% of Net Service Revenues in the three months ended September 30, 2014 from 26% of Net Service Revenues in the same period of the prior year as a result of increased revenues.

Cost of providing services for the nine months ended September 30, 2014 increased by $26.2 million, or 35%, compared to the same period of the prior year, due in part to our acquisition of Ambrose, which accounted for $4.9 million of the increase. Compensation-related costs increased by $20.1 million due to increased headcount, including $4.0 million from our acquisition of Ambrose. The remainder of the increase was due to an increase in WSEs other than those that we acquired from Ambrose, as well as a $1.3 million increase in stock-based compensation. Facilities-related costs increased by $1.5 million due to the growth of our business.  Cost of providing services remained at 6% of total revenues for the nine months ended September 30, 2014 compared to the same period of the prior year. Cost of providing services has increased to 26% of Net Service Revenues in the nine months ended September 30, 2014, from 25% of Net Service Revenues in the same period of the prior year.  The increase was due to costs associated with the integration of our recently acquired subsidiaries.

Sales and Marketing

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$24,667	$19,352	$5,315	27%	$72,387	$52,506	$19,881	38%
Marketing and advertising	5,109	4,288	821	19%	13,690	11,414	2,276	20%
Facilities	1,037	825	212	26%	2,750	2,494	256	10%
Other expenses	6,583	6,902	(319)	(5%)	15,398	12,973	2,425	19%
Total sales and marketing	$37,396	$31,367	$6,029	19%	$104,225	$79,387	$24,838	31%

Sales and marketing expenses for the three months ended September 30, 2014 increased by $6.0 million, or 19%, compared to the same period of the prior year. Of this increase, $5.3 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, as well as a $0.5 million increase in stock-based compensation. Marketing and advertising expenses increased $0.8 million, or 19%, primarily as a result of our effort to focus on market verticals and penetration.  Sales and marketing expenses as a percentage of total revenues remained unchanged at 7% in each of the three months ended September 30, 2014 and 2013.  As a percentage of Net Service Revenues, sales and marketing expenses decreased to 29% in the three months ended September 30, 2014, from 30% in the same period of the prior year as a result of increased revenues.

Sales and marketing expenses for the nine months ended September 30, 2014 increased by $24.8 million, or 31%, compared to the same period of the prior year. Of this increase, $19.9 million was due to compensation-related costs, including $3.0 million from our acquisition of Ambrose and $16.9 million from our growth in direct sales channels, primarily the addition of new sales representatives, as well as a $1.2 million increase in stock based compensation. Marketing and advertising expenses increased $2.3 million, or 20%, primarily due to our acquisition of Ambrose.  Other expenses increased $2.4 million, or 19%, primarily due to increased sales travel, meeting and conference activities, as well as other expenses associated with recruiting efforts and information technology.  Sales and marketing expenses as a percentage of total revenues remained unchanged at 7% in each of the nine months ended September 30, 2014 and 2013.  As a percentage of Net Service Revenues, sales and marketing expenses remained unchanged at 27% in each of the nine months ended September 30, 2014 and 2013.

General and Administrative

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$7,910	$8,463	$(553)	(7%)	$24,617	$24,566	$51	0%
Legal and professional fees	2,131	2,065	66	3%	5,197	5,655	(458)	(8%)
Other expenses	3,725	4,065	(340)	(8%)	10,971	9,600	1,371	14%
Total general and administrative	$13,766	$14,593	$(827)	(6%)	$40,785	$39,821	$964	2%

General and administrative expenses for the three months ended September 30, 2014 decreased by $0.8 million, or 6%, compared to the same period of the prior year.  Compensation-related costs decreased $0.5 million compared to the same period of the prior year.  General and administrative expenses decreased to 2% of total revenues, or 11% of Net Service Revenues, in the three months ended September 30, 2014, from 3% of total revenues, or 14% of Net Service Revenues, in the same period of the prior year as a result of efficiencies realized subsequent to our acquisitions.

General and administrative expenses for the nine months ended September 30, 2014 increased by $1.0 million, or 2%, compared to the same period of the prior year, primarily due to costs associated with the integration of our recently acquired subsidiaries.  General and administrative expenses remained unchanged at 3% of total revenues and decreased to 11% of Net Service Revenues in the nine months ended September 30, 2014, compared to 3% of total revenues and 13% of Net Service Revenues, in the same period of the prior year, as a result of an increase in revenues as well as efficiencies realized subsequent to our acquisitions.

Systems Development and Programming

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Compensation-related costs	$5,346	$3,694	$1,652	45%	$15,656	$11,246	$4,410	39%
Other expenses	1,430	1,358	72	5%	3,579	3,894	(315)	(8%)
Total systems development and programming costs	$6,776	$5,052	$1,724	34%	$19,235	$15,140	$4,095	27%

Our systems development and programming costs for the three months ended September 30, 2014 increased by $1.7 million, or 34%, compared to the same period of the prior year. The increase was due to an increase in compensation-related costs resulting from the increase in headcount to support and enhance our technology product delivery. Despite these increases, systems development and programming costs remained unchanged at 1% of total revenues, or 5% of Net Service Revenues, in the three months ended September 30, 2014.

Our systems development and programming costs for the nine months ended September 30, 2014 increased by $4.1 million, or 27%, compared to the same period of the prior year. Of this increase, $0.5 million was attributable to increased headcount from our acquisition of Ambrose. The remaining increase was due to a $3.9 million increase in compensation-related costs resulting from the increase in headcount, other than those we acquired from Ambrose, to support and enhance our technology product delivery. Systems development and programming costs remained unchanged at 1% of total revenues, or 5% of Net Service Revenues, in the nine months ended September 30, 2014.

Amortization of Intangible Assets and Depreciation

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$12,743	$15,442	$(2,699)	(17%)	$39,559	$35,926	$3,633	10%
Depreciation	$3,265	$3,356	$(91)	(3%)	$9,725	$8,908	$817	9%

Our amortization of intangible assets decreased by $2.7 million, or 17%, for the three months ended September 30, 2014 as a result of the expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions. Our amortization of intangible assets increased by $3.6 million, or 10%, for the nine months ended September 30, 2014 primarily attributable to our acquisition of Ambrose. Depreciation expense increased by $0.8 million, or 9%, for the nine months ended September 30, 2014, compared to the same period of the prior year, primarily attributable to depreciation from our acquisition of Ambrose.

Other Income (Expense)

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(18,462)	$(19,902)	$1,440	(7%)	$(49,174)	$(32,091)	$(17,083)	53%

Other income (expense) was primarily the result of interest expense under our credit facilities. In October 2012, we amended and restated our secured credit facility to provide for total borrowings of $350.0 million, which was amended again in April 2013 to provide for total borrowings of $500.0 million. In August 2013, we entered into two new senior secured credit facilities for total borrowings of $820.0 million to pay off our previous credit facilities and pay a special dividend. In March 2014, the Company repaid $216.6 million of these facilities from its IPO proceeds, which led to lower interest expense in the three months ended September 30, 2014 as a result of the lower debt level compared to the same period of the prior year.  Interest expense increased in the nine months ended September 30, 2014 due to a $5.0 million charge related to the acceleration of loan fee amortization due to our refinancing activities, a $3.8 million prepayment premium related to our partial repayment of the credit facilities during the period, and an increase in interest expense resulting from the higher debt level.

Provision for (Benefit from) Income Taxes

	Three months ended		Change		Nine months ended		Change
	September 30,		2014 vs. 2013		September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,238	$(4,800)	$7,038	(147%)	$9,149	$3,880	$5,269	136%
Effective tax rates	75.5%	38.3%			51.9%	35.2%

Our provision for income taxes for the three months ended September 30, 2014 increased by $7.0 million compared to the same period of the prior year, primarily due to the increase in our pre-tax income. Our effective tax rate (ETR) increased from 38.3% for the three months ended September 30, 2013 to 75.5% for the three months ended September 30, 2014, primarily due to non-deductible stock-based compensation, a discrete charge for the revaluation of deferred taxes based on an income tax accounting method change, and non-deductible transaction costs related to our secondary offering.  The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014.

Our provision for income taxes for the nine months ended September 30, 2014 increased by $5.3 million compared to the same period of the prior year, primarily due to an increase in our pre-tax income. Our effective tax rate increased from 35.2% for the nine months ended September 30, 2013 to 51.9% for the nine months ended September 30, 2014, primarily due to non-deductible stock-based compensation, a discrete tax charge of $1.3 million, for the revaluation of deferred taxes, based on a regulatory state tax change and an income tax accounting method change, and non-deductible transaction costs related to our secondary offering.  The remainder of the increase is primarily due to the expiration of the federal research and development tax credit in 2014, as well as a release of uncertain tax positions recognized for the three months ended March 31, 2013.

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

Cash Flows

We generated positive cash flows from operating activities during the nine months ended September 30, 2014 and 2013. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$98,981	$62,080
Investing activities	(33,871)	(206,794)
Financing activities	(61,452)	193,146
Effect of exchange rates on cash and cash equivalents	(62)	(20)
Net increase in cash and cash equivalents	$3,596	$48,412

Cash Flows from Operating Activities

Net cash provided by operating activities was $99.0 million and $62.1 million for the nine months ended September 30, 2014 and 2013, respectively. Historically, cash provided by operating activities has been affected by our net income, adjusted for non-cash expense items (such as depreciation, amortization of intangible assets, deferred income taxes, and expense associated with stock-based compensation) and changes in working capital accounts. The fluctuation in our working capital accounts was primarily driven by WSE-related assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $33.9 million for the nine months ended September 30, 2014, as compared to $206.8 million in the same period of the prior year, mainly due to our acquisition of Ambrose for $193.7 million in the third quarter of 2013. In the nine months ended September 30, 2014, we invested $16.8 million in debt securities compared to $7.3 million for the same period of 2013 to maximize return on workers compensation premium collateral. Investments to purchase property and equipment were $17.1 million for the nine months ended September 30, 2014 compared to $6.3 million for the same period of 2013 reflecting an increased investment in technology to enhance our product offerings.

Cash Flows from Financing Activities

Net cash used in financing activities was $61.5 million for the nine months ended September 30, 2014, compared to $193.1 million provided by financing activities in the same period of the prior year. Net cash used in financing activities during the nine months ended September 30, 2014 was attributable to $268.4 million in loan repayments, offset by $219.7 million of net proceeds received from the issuance of common stock in our IPO and exercise of stock options. Net cash provided by financing activities during the nine months ended September 30, 2013 was attributable to the borrowing of $970.0 million under our credit facility in connection with our acquisition of Ambrose, partially offset by $450.1 million in loan repayments, $310.9 million in special dividends, $24.6 million in debt issuance costs and $11.8 million in common stock repurchases.

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

In connection with the Amended and Restated Credit Agreement, we incurred $11.1 million of debt issuance costs. We deferred $8.0 million of the costs, which are being amortized over the term of the credit facility.  The remaining $3.1 million of costs were recorded to interest expense and bank fees.  Additionally, we recorded a $9.0 million loss on extinguishment of debt to write-off deferred issuance costs associated with the original first lien credit facility, which was also recorded to interest expense and bank fees.  The remaining $6.1 million of loan fees associated with the previous facility were deemed to be modified and continue to be amortized over the revised remaining term of the Amended and Restated Credit Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2014, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$550,000	$9,813	$45,687	$232,000	$262,500
Interest on debt obligations	90,413	7,087	41,443	37,550	4,333
Workers compensation liabilities	120,629	20,726	38,449	18,727	42,727
Capital lease obligations	252	114	118	20	-
Operating lease obligations	24,634	2,786	13,950	4,676	3,222
Purchase obligations	14,183	387	13,796	-	-
Uncertain tax positions	3,061	2,565	496	-	-
Total	$803,172	$43,478	$153,939	$292,973	$312,782

Long-term debt obligations and interest on debt obligations reflect the terms of the amended and restated credit agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of September 30, 2014.

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

We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivable in connection with workers compensation premiums totaling $602.0 million at September 30, 2014. Included in this amount were $55.4 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.  Our investments are made for capital preservation purposes. An immediate increase or decrease in the interest rates in effect at either December 31, 2013 or September 30, 2014 of 100-basis points would not result in a material market value reduction or increase at such date.

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

We also had total outstanding indebtedness of $550.0 million as of September 30, 2014, of which $20.5 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates of LIBOR + 2.75% over the term of the facility.  As a result of our credit facility, we are exposed to changes in interest rates. With an increase in interest rates in effect at September 30, 2014 of 100 basis points, our interest expense for 2014 through 2019 would be $111.0 million. On the other hand, with a decrease in interest rates in effect at September 30, 2014 of 100 basis points, our interest expense for 2014 through 2019 would be $69.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation Efforts on Previously Identified Material Weakness

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013, and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified related to our incorrectly recording a deferred tax asset in connection with our accounting for our acquisition of Ambrose that should have been reported as goodwill as of September 30, 2013, and to incorrectly recording a true-up to the income tax provision in 2011 related to the allocation of stock compensation between qualified and nonqualified stock options that should have been identified and recorded in 2010. As a result, there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for the years ended December 31, 2010 and 2011.

In response to this material weakness, we have hired a Director of Income Tax Accounting, who reports directly to our Chief Accounting Officer. We will continue to engage external technical advisers to assist us with the evaluation of complex tax issues and improve our process, procedures and documentation standards relating to preparation of income tax provision calculations.  We will continue to assess and develop our tax professionals to provide appropriate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.

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

As we continue to evaluate and test improvements to our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or decide to modify certain of the remediation measures described above. We expect that the material weakness will be remediated in 2014, although there can be no assurances that our efforts will be effective. Our Chief Executive Officer and Chief Financial Officer considered this material weakness in evaluating our disclosure controls and procedures as of September 30, 2014, and determined that the material weakness did not impact our disclosure controls and procedures for the period ended September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we are implementing changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified above.

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

We have been named as a defendant in various class action lawsuits arising from the nature of our relationship with our WSEs. Management is currently unable to estimate a possible loss or range of loss for these class action lawsuits. However, at this stage of the lawsuits, management currently believes that none of the pending legal proceedings or claims is reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, if one or more of these legal matters were resolved against the Company in a way contrary to management’s expectations, our consolidated financial statements could be materially adversely affected.

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

Our quarterly results of operations are likely to fluctuate, and our results in some quarters may be below the expectations of research analysts and our investors, which could cause the price of our common stock to decline. Some of our significant expenses, such as insurance costs for our WSEs, rent expense and debt expense, may require significant lead time to reduce. If we do not achieve our expected revenues targets, we may be unable to adjust our costs quickly enough to offset any revenues shortfall, which could harm our results of operations. Some of the important factors that may cause our revenues, results of operations and cash flows to fluctuate from quarter to quarter include:

•	the number of our new clients initiating service and the number of WSEs employed by each new client;
•	our loss of existing clients;
•	reduction in the number of WSEs at existing clients;
•	the number and severity of health and workers compensation insurance claims by WSEs and the timing of claims information provided by our insurance carriers;
•	the timing of client payments and payment defaults by clients;
•	the amount and timing of our operating expenses and capital expenditures;
•	costs associated with our acquisitions of companies, assets and technologies;
•	payments or drawdowns on our credit facility, or any amendments to our obligations under our credit facility;
•	expenses we incur for geographic and service expansion;
•	our regulatory compliance costs;
•	changes to our credit ratings by rating agencies;
•	changes in our effective tax rate;
•	extraordinary expenses such as litigation or other dispute-related settlement payments; and
•	the impact of new accounting pronouncements.

Many of the above factors are discussed in more detail elsewhere in this “Risk Factors” section and in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Many of these factors are outside our control, and the variability and unpredictability of these factors could cause us to fail to meet our expectations for revenues or results of operations for a given period. In addition, the occurrence of one or more of these factors might cause our results of operations to vary widely, which could lead to negative impacts on our margins, short-term liquidity or ability to retain or attract key personnel, and could cause other unanticipated issues. Accordingly, we believe that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of our future performance.

Our business is subject to numerous state and federal laws, and uncertainty as to the application of these laws, or adverse applications of these laws, as well as changes in applicable laws, could adversely affect our business.

Our operations are governed by numerous federal, state and local laws relating to labor, tax, benefits, insurance and employment matters. We are a professional employer organization, and by entering into a co-employment relationship with WSEs, we assume certain obligations, responsibilities and potential legal risks of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act, or ERISA, and federal and state employment tax laws) do not specifically address the obligations and responsibilities of a provider of outsourced HR in a co-employment relationship, and the definition of employer under these laws is not uniform. In addition, many states have not addressed the co-employment relationship for purposes of compliance with applicable state laws governing the relationship between employers and employees and state insurance laws. There is even greater uncertainty on the federal level, such as the application of immigration reform to a co-employment relationship, and tax credits for small businesses that utilize a co-employment relationship.

We are not able to predict whether broader federal or state regulation governing the co-employment relationship will be implemented, or if it is, how it will affect us. Any adverse application or interpretation (in courts, agencies or otherwise) of new or existing federal or state laws to the co-employment relationship with our WSEs and clients could harm our business. If federal, state or local jurisdictions were to change their regulatory framework related to outsourced HR, or introduce new laws governing our industry that were materially different from existing laws, those changes could reduce or eliminate the need for some of our services, or could require that we make significant changes in our methods of doing business, which could increase our cost of doing business. Changes in regulations could also affect the extent and type of benefits employers can or must provide employees, the amount and type of taxes employers and employees are required to pay or the time within which employers must remit taxes to the applicable authority. These changes could substantially decrease our revenues and substantially increase our cost of doing business. If we fail to educate and assist our clients regarding new or revised legislation that impacts them, our reputation could be harmed.

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

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the Internal Revenue Service, or IRS, and U.S. states. Beginning in 2014, a number of key provisions of the Act take effect, including the establishment of state and federally run insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

As a co-employer of our clients’ WSEs, we assume or share many of the employer-related responsibilities and legal risks and assist our clients in complying with many employment-related governmental regulations. Generally, the Act and subsequently issued guidance by the IRS and the U.S. Department of Health and Human Services have not addressed, or in some instances are unclear, as to their application in the co-employment relationship. For example, the Act provides for a small business tax credit for eligible companies offering health care coverage to employees. We believe that these tax credits are available to our clients that meet the qualification requirements; however, the Act and subsequently issued IRS guidance do not expressly address the issue of whether small business clients of a professional employer organization may still qualify as small businesses eligible for such tax credits. As a result of this uncertainty, we are not yet able to determine the impacts to our business, and to our clients, resulting from the Act. In future periods, the changes may result in increased costs to us and our clients and could affect our ability to attract and retain clients. Additionally, we may be limited or delayed in our ability to increase service fees to offset any associated potential increased costs resulting from compliance with the Act. Furthermore, the uncertainty surrounding the terms and application of the Act may delay or inhibit the decisions of potential clients to outsource their HR needs. Any of these developments could harm our business, results of operations and financial condition.

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

As of September 30, 2014, we had $550.0 million in outstanding indebtedness under our credit facility, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facility could affect our business in various ways, including the following:

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

Because borrowings under our credit facility bear interest at a variable rate, our interest expense could increase even though the amount borrowed remains the same, exacerbating these risks. Our ability to meet these expenses depends on our future business performance, which will be affected by various factors, including the risks described in this “Risk Factors” section. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our operations may provide insufficient cash to pay the principal and interest on our credit facility and to meet our other debt obligations. If so, we may be required to refinance all or part of our existing indebtedness or borrow additional funds, which we may not be able to do on terms that are acceptable to us, if at all. In addition, the terms of our existing or future debt agreements may restrict our ability to take some or all of these responsive actions. If we were unable to pay the principal and interest on our credit facility or meet our other debt obligations, the lenders under our credit facility could terminate their commitments to extend further credit to us and accelerate a substantial part of our indebtedness. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt. If we were unable to repay those amounts or refinance our debt, the lenders under our credit facility could proceed against the collateral granted to them to secure that indebtedness. If that were to happen, our results of operations and financial condition could be harmed and we might be forced to seek bankruptcy protection.

The terms of our credit facility may restrict our current and future operations, which would impair our ability to respond to changes in our business and to manage our business.

Our credit facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restricting our ability to:

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

Under the revolving credit facility, we are required to comply with a financial covenant that requires us and our subsidiaries to maintain a maximum leverage ratio so long as there is any indebtedness outstanding under the revolving credit facility (excluding letters of credit issued and outstanding of up to $15.0 million other than letters of credit that have been cash collateralized). Our ability to meet the leverage ratio can be affected by events beyond our control, and we may be unable to comply with it. Our failure to comply with this financial covenant or other restrictive covenants under our credit facility and other debt instruments could result in a default under our credit facility and/or other debt instruments, which in turn could result in the termination of the lenders’ commitments to extend further credit to us under our revolving credit facility and acceleration of a substantial portion of our indebtedness then outstanding under our credit facility. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt. If we were unable to repay those amounts or refinance our debt, the lenders under our credit facility could proceed against the collateral granted to them to secure that indebtedness. If that were to happen, our results of operations and financial condition could be harmed and we might be forced to seek bankruptcy protection.

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

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013, and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified related to our incorrectly recording a deferred tax asset in connection with our accounting for our acquisition of Ambrose that should have been reported as goodwill as of September 30, 2013, and to incorrectly recording a true-up to the income tax provision in 2011 related to the allocation of stock compensation between qualified and nonqualified stock options that should have been identified and recorded in 2010. As a result, there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for the years ended December 31, 2010 and 2011.

In response to this material weakness, we have hired a Director of Income Tax Accounting, who reports directly to our Chief Accounting Officer. We will continue to engage external technical advisers to assist us with the evaluation of complex tax issues and improve our process, procedures and documentation standards relating to preparation of income tax provision calculations.  We will continue to assess and develop our tax professionals to provide appropriate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.  However, we cannot assure you that we will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weakness described above. We also cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

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

The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $16.00 per share, the daily closing price of our common stock has ranged from $19.10 to $29.14 per share through September 30, 2014. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

We may issue additional shares of common stock or securities convertible into shares of our common stock in one or more transactions and at prices and in a manner as we may determine from time to time. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that such sales may have on the prevailing market price of our common stock.

All of our executive officers and directors and certain of our stockholders are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 90 days from the date of our recent secondary offering. Approximately 33 million shares of our common stock, based on the number of shares outstanding as of September 30, 2014, will become eligible for sale upon expiration of the 90-day lock-up period. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion, permit the parties to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

As of September 30, 2014, there were 7,554,070 shares of common stock subject to outstanding options and 33,500 shares of common stock issuable upon settlement of restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, as well as the shares we have reserved for future issuance under our Employee Stock Purchase Plan, or ESPP, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, or such shares are purchased pursuant to our ESPP, subject to the lock- up agreements described above and compliance with applicable securities laws.

As of September 30, 2014, the holders of 22,015,708 shares of common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.

The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.

As of September 30, 2014, funds affiliated with General Atlantic, our largest stockholder, beneficially own approximately 28.6% of our outstanding common stock, and all of our directors, officers and their affiliates beneficially own, in the aggregate, approximately 46.4% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

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

TRINET GROUP, INC.

Date: November 6, 2014	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: November 6, 2014	By:	/s/ William Porter
William Porter
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
10.1	Amended and Restated First Lien Credit Agreement, dated as of August 20, 2013, as amended and restated as of July 9, 2014, among TriNet HR Corporation, as borrower, TriNet Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36373	10.1	7/10/2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.