Form 10-K
period 2014-12-31
TRINET GROUP INC
filed 2015-03-30
CIK 937098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36373

TRINET GROUP, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	95-3359658
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 San Leandro Blvd., Suite 400 San Leandro, CA	94577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 352-5000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.000025 Per Share; Common stock traded on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2014, was $537,714,485.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2015 was 70,672,600.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 21, 2015, are incorporated by reference into Part III of this Report.

TriNet, Inc.

Form 10-K – Annual Report

For the Fiscal Year End December 31, 2014

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. All information provided in this report is as of the date of this report and we undertake no duty to update this information except as required by law.

PART I

Item 1. Business

Company Overview

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

We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of December 31, 2014, we served over 10,000 clients in all 50 states, the District of Columbia and Canada and co-employed approximately 288,000 WSEs. In 2014, we processed over $25 billion in payroll and payroll tax payments for our clients.

Our total revenues consist of professional service revenues and insurance service revenues. For 2014 and 2013, 16% and 17% of our total revenues, respectively, consisted of professional service revenues, and 84% and 83% of our total revenues, respectively, consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with GAAP, we use internally a non-GAAP financial measure, Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs. We also use a measure of total non-GAAP revenue, or Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For 2014, 67% of our Net Service Revenues consisted of professional service revenues and 33% of our Net Service Revenues consisted of Net Insurance Service Revenues.

We have grown our business organically and through strategic acquisitions. For 2014, 2013 and 2012, our total revenues were $2.2 billion, $1.6 billion, and $1.0 billion respectively, Net Service Revenues were $507.2 million, $417.7 million and $269.0 million, respectively, and our net income was $15.5 million, $13.1 million and $31.8 million, respectively. For 2014, 2013 and 2012, our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization or Adjusted EBITDA was $165.3 million, $136.0 million and $95.4 million, respectively. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services with respect to certain of our clients’ employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of 2014, 2013 and 2012.

Our Services

We provide a comprehensive suite of core HR services that allows our clients to outsource their HR function. We also provide a set of strategic services to support and enhance each stage of our clients’ growth. Our services are supported by our network of HR experts and integrated through a single-sign-on, proprietary, cloud-based SaaS platform, designed so that our clients have access to big-company benefits, excellent service and a scalable HR infrastructure. The following diagram depicts the services that we offer:

Benefits Programs and Risk Management

We provide benefits to our WSEs and clients under arrangements with a variety of vendors that provide employee benefit plans, workers compensation insurance and employee practices liability insurance. These agreements typically have a term of one year and generally may be terminated by either us or the insurance carrier partner on 90 days’ notice.

Risk management is a core competency of our company. We leverage the insight that we have gained over our 25-year operating history as well as our robust risk management capabilities to mitigate the risks associated with providing workers compensation and employee benefit plans to our clients. Our programs are fully insured by top-rated insurance carriers, which limits our ultimate exposure or potential losses. We assess all workers compensation and medical benefits risks on an individual client basis and annually adjust pricing to reflect their current risk based on Health Insurance Portability and Accountability Act or HIPAA-compliant analytics.

Employee Benefit Plans

We sponsor a number of fully-insured employee benefit plans, including group health, dental, vision and group and individual life insurance, legal services, commuter benefits, home insurance, critical illness insurance, pet insurance and auto insurance, as an employer plan sponsor under Section 3(5) of Employee Retirement Income Security Act or ERISA. Approximately 41% of our 2014 health insurance premiums were for policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible. The remainder of our health insurance premiums are for policies with respect to which we agree to reimburse our carriers for any claims that they pay within our deductible layer. Our agreements with our health insurance carriers with respect to these policies typically include limits to our exposure for individual claims, which we refer to as pooling limits, and limits to our maximum aggregate exposure for claims in a given policy year, which we refer to as stop losses. We have experienced variability in the level of our insurance claims based on the unpredictable nature of large claims. We manage the risk that we assume in connection with these policies by utilizing group risk assessments and HIPAA-compliant analytics and pricing these policies accordingly. Following our initial pricing of these policies, we analyze claims data for each client on an ongoing basis and seek to adjust our prices on each client’s annual anniversary date as appropriate.

We believe that our provision of group health insurance is one of the most important employee benefits we provide to our WSEs. We provide group health insurance coverage to our WSEs through a national network of carriers including Aetna, Blue Shield of California, Blue Cross and Blue Shield of Florida, Kaiser Permanente, MetLife and United Healthcare, all of which provide fully insured policies for our WSEs.

Workers Compensation Insurance

We provide fully-insured workers compensation insurance coverage to our WSEs through agreements that we negotiate with our third-party insurance providers ACE, AIG, The Hartford, Lumberman’s Mutual and American Zurich Insurance Company. These agreements typically obligate us to reimburse our carriers up to $1 million per claim. We manage the risk that we assume in connection with these policies by: being selective in terms of the types of businesses that we take on as clients; performing workplace assessment, safety consultation, accident investigation and other risk management services at our client locations to help prevent claims and remediate them when they occur; and monitoring claims data and the performance of our carriers and third-party claims management services to improve our actuarial projections.

Employment Practices Liability Insurance

We provide employment practices liability insurance, or EPLI, through several insurance carriers, including Allied World Assurance Company, Lexington Insurance Company and Beazley. These policies provide for a per-claim deductible. For most of our clients, the deductible is split between the client and TriNet, with the client paying its  deductible first. Our legal department manages all employee practices liabilities claims processing and defense, while the actual litigation defense is conducted by one of several employment law firms that we retain to assist with the cases.

Our Technology Platform

We have a proprietary, cloud-based technology platform that allows clients and employees real-time access to a suite of secure online HR resources. Our platform is designed to function as the core system of record for all of our clients’ HR activities and allows our clients to enjoy 24/7, ubiquitous access. Through the use of our online self-service tools, managers can effectively manage employee hiring and termination, administer employee payroll, view real-time benefits data and create compensation reports. Single-sign-on system functionality allows employees to manage their own payroll information, enroll in benefits and view paystubs, W-2s and more. Employees can also view real-time workflow data, such as requests and approvals for personal time off. As a result of our long-standing partnerships and the significant investments that we have made in our platform, our technology and benefits services partners have integrated with our platform, allowing employees to access a unified view of all of their pertinent HR information.

We invest significant capital to create and offer state-of-the-art HR technology tailored to our vertical markets. Our proprietary, cloud-based platform enables us to provide our clients with the best and latest version of our software. We leverage our existing online platform to build additional products and features, including a full-service mobile platform.

We maintain a proprietary, cloud-based HR information system. Our clients receive the efficiencies of an enterprise-level platform without the significant cost of in-house installation or ongoing maintenance. Features include:

•	multi-tenant system enabling multiple clients and WSEs to share one version of our system while isolating each client’s and WSE’s data;
•	rule-based provisioning ensuring that all users are authenticated, authorized and validated before they can access our platform;

•	redundant processing centers to protect client data from loss; and
•	integrated benefits and payroll processing for faster, more accurate data; and flexible and extensible platform architecture.

From 2010 through 2014, we invested approximately $125.5 million in our technology platform. We plan to continue to invest to upgrade and improve our platform.

Sales and Marketing

We sell our solutions primarily through our direct sales organization, which consists of sales representatives, sales management and sales operations and support personnel. Our sales representatives focus on serving clients in specific vertical markets. The number of sales representatives has grown substantially in recent years, from 114 Total Sales Representatives as of December 31, 2010 to 385 Total Sales Representatives as of December 31, 2014. We recruit and hire sales professionals who have experience in a specific industry vertical market, and we also seek sales professionals with a background in selling business services such as accounting, HR or sales solutions. As of December 31, 2014, we had approximately 60 regional sales offices.

We also employ a broad range of awareness and demand-generation marketing programs, including billboards, digital and print advertising, e-mail, direct mail and social media. We have an internal public relations team that works with an external agency to promote relevant content to target media outlets. We sponsor and participate in associations and events around the country and utilize these forums to target specific vertical and geographic markets.

Clients

We serve thousands of clients in a variety of industries, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. We have grown our number of clients from approximately 5,600 as of December 31, 2010 to over 10,000 clients as of December 31, 2014. We have also grown our number of WSEs from approximately 97,000 in 46 states and the District of Columbia as of December 31, 2010 to approximately 288,000 in all 50 states, the District of Columbia and Canada as of December 31, 2014.

The Co-Employment Model

We deliver our services through a co-employment model, pursuant to which both we and our clients are employers of our clients’ workforce. Our co-employment model affords us a close and embedded relationship with our clients and their employees. In this arrangement, we assume certain aspects of the employer/employee relationship, according to a contract between us and our client. Each of our clients enters into a client service agreement with us that defines the bundled suite of services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our client as co-employers. We currently co-employ employees only in the United States and Canada, but in some cases also provide payroll processing services for our clients’ employees outside these countries utilizing third-party vendors. Each of our customer services agreements has a one-year term that guarantees its pricing terms and typically may be terminated by either party upon 30 days’ prior written notice. The division of responsibilities under our client service agreements is typically as follows:

TriNet Responsibilities

•

Payment to WSEs of salaries, commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence and severance payments as reported by the client, related tax reporting and remittance and processing of garnishment and wage deduction orders;

•	maintenance of workers compensation insurance and workers compensation claims processing;
•	provision and administration of employee benefits that we provide to the WSEs;
•	compliance with applicable law for employee benefits offered to WSEs;
•	processing of unemployment claims;
•	provision and promulgation of HR policies, including an employee handbook describing the co-employment relationship; and
•	HR consulting services.

Client Responsibilities

•	Compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance;
•

accurate and timely reporting to TriNet of compensation and deduction information, including information relating to salaries, commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence and severance payments;

•	accurate and timely reporting to TriNet of information relating to workplace injuries, employee hires and termination, and other information relevant to TriNet’s services;
•	provision and administration of any employee benefits not provided by TriNet (e.g., equity incentive plans);
•

compliance with all laws and regulations applicable to the client’s workplace and business, including work eligibility laws, laws relating to workplace safety or the environment, laws relating to family and medical leave, laws pertaining to employee organizing efforts and collective bargaining and employee termination notice requirements; and

•

all other matters for which TriNet does not assume responsibility under the client service agreement, such as intellectual property ownership and protection and liability for products produced and/or services provided.

As a result of our co-employment relationship with each of our WSEs, we are liable for payment of salary, wages and other compensation to the WSEs as reported by the client and are responsible for providing specified employee benefits to such persons, regardless of whether the client pays the associated amounts to us. In most instances, clients are required to remit payment prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although we are ultimately liable under the terms of our client service agreements, as the employer for payroll purposes, to pay employees for work previously performed, we are not obligated to continue to provide services to the client if payment has not been made. For the year ended December 31, 2014, our bad debt expense was approximately $1.4 million.

We also assume responsibility for payment and liability for the withholding and remittance of federal and state income and employment taxes with respect to wages and salaries paid to WSEs. In the event we fail to meet these obligations, the client may be held ultimately liable for those obligations. We secure insurance to ensure that our clients are not required to be responsible for taxes in the event we fail to meet these obligations.

Strategic Acquisitions

We operate in a highly fragmented industry and have completed numerous strategic acquisitions over the course of the past decade. We intend to continue to pursue strategic acquisitions that will enable us to add new clients and employees to our existing business and offer our clients and their employees more comprehensive and attractive services. Our recent acquisitions are listed below:

•

In July 2013, we acquired Ambrose Employer Group, LLC, which we refer to as, Ambrose, a New York-based company that provides premium HR services primarily to WSEs in the financial services industry in the New York area. Through our acquisition of Ambrose, we acquired approximately 13,000 WSEs, approximately 1,000 clients and 12 sales representatives.

•

In October 2012, we acquired South Carolina-based SOI Holdings, Inc., which we refer to as, SOI, which expanded our presence in the property management and food services industry vertical markets. Through our acquisition of SOI, we acquired approximately 66,000 WSEs, approximately 1,500 clients and 92 sales representatives.

•

In May 2012, we acquired Los Angeles-based technology company App7, Inc., which does business under the name of, and which we refer to as, ExpenseCloud, which enabled us to enhance our technology platform with additional expense management capabilities.

•

In April 2012, we acquired Oklahoma-based 210 Park Avenue Holding, Inc., which does business under the name of, and which we refer to as, Accord, through which we expanded our presence in the hospitality and manufacturing industry vertical markets. Through our acquisition of Accord, we acquired approximately 14,000 WSEs, approximately 500 clients and 8 sales representatives.

•

In June 2009, we acquired Florida-based Gevity HR Inc., which we refer to as, Gevity, which has provided us with insurance and risk-management expertise and a national presence through its East Coast processing facility. Through our acquisition of Gevity, we acquired approximately 92,000 WSEs and approximately 6,000 clients. Following our acquisition of Gevity, we elected to change the pricing terms with certain of Gevity’s clients, terminate Gevity’s relationships with certain of its clients, significantly restructure Gevity’s and our combined sales forces and migrate all of Gevity’s WSEs to our technology platform. As a result of these actions, our revenues fell short of our expectations in 2010 and declined in 2011, and we incurred restructuring charges of $2.4 million, $5.9 million and $6.2 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Because many of the companies we have acquired were focused on specific industries, our acquisitions have allowed us to expand our vertical service offerings into areas such as financial services, property management and food services, hospitality and manufacturing in which we did not previously have a significant presence. In addition, we have acquired sales representatives with experience in these vertical markets. Our acquisitions have provided us with additional clients and WSEs to allow us to continue to leverage our operations over a larger client base.

Our Growth Strategies

Our goal is to become the leading HR solutions provider to SMBs. Our strategies to achieve that goal include the following:

•

Continue to Penetrate the SMB Market Using Our Vertical Market Approach. Our focus on serving clients in specific industry vertical markets has given us deep, substantive knowledge of the HR needs facing SMBs in those industries. This enables us to provide a bundled solution of services to each client that is tailored to its specific needs and better enables us to attract sales professionals with industry expertise. We intend to continue this focus on industry vertical markets. We also regularly assess additional and new industry vertical markets and intend to add them, either through acquisition or internal development, selectively based on what we believe the market opportunity is.

•

Expand Our Direct Sales Force. We believe that the SMB market remains significantly underpenetrated for a bundled HR solution such as ours. We intend to continue to invest in our direct sales force to enable us to identify and acquire new clients across our target vertical markets, in addition to expanding our sales force to target new vertical markets.

•

Grow With Our Clients by Enhancing the Breadth and Quality of Our Services. We intend to continue to expand the breadth and quality of our HR solution. We believe that this will allow us to continue to enhance the value proposition for our clients, as well as grow and retain them longer by providing additional high-quality service offerings.

•

Continue to Enhance Our Technology Platform. We intend to continue to invest in and improve our proprietary, cloud-based technology platform, including mobile applications, in order to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage employees and analyze employee benefits data. This may include acquiring or developing additional functionality or technology.

•

Continue to Grow Through Strategic Acquisitions. We have successfully completed numerous strategic acquisitions over the course of the past decade, which has allowed us to enhance and expand our presence in both existing and new target industries, as well as expand our solution and technology platform. We intend to continue to pursue strategic acquisitions that will enable us to leverage our existing assets and offer our clients more comprehensive and attractive services.

We believe that if effectively pursued, these strategies represent opportunities for us to increase the demand for our services. We also face challenges to our growth strategy. We must be able to convince SMBs of the benefits of outsourcing their HR function, effectively execute our strategies and minimize client attrition, in addition to addressing or responding to other issues identified below under “Risk Factors.”

U.S. Legal and Regulatory Environment

General

Numerous federal and state laws and regulations relating to employment matters, benefit plans and income and employment taxes affect our operations. Many of these laws, such as ERISA, were enacted before the development of the co-employment relationship that we use and other non-traditional employment relationships, such as temporary employment and other employment-related outsourcing arrangements. Therefore, many of these laws do not specifically address the obligations and responsibilities of our industry, the participants in which are referred to as professional employer organizations. Other federal and state laws and regulations, such as the Patient Protection and Affordable Care Act, are relatively new, and administrative agencies and federal and state courts have only begun to interpret and apply these regulations to our industry. The development of additional regulations and interpretation of those regulations can be expected to evolve over time.

While we believe that our operations are currently in compliance in all material respects with applicable federal and state statutes and regulations, the topics discussed below summarize what we believe are the most important regulatory aspects of our business.

Employer Status

In order for WSEs to receive the full benefit of our benefits offerings, it is important that we constitute the “employer” of the WSEs under the Internal Revenue Code of 1986 or the Code and ERISA. The definitions of “employer” under both the Code and ERISA are not clear and are defined in part by complex multi-factor tests under common law. We believe that we qualify as an

“employer” of our WSEs in the United States under both the Code and ERISA, and we implement processes to protect and preserve this status.

Tax Qualified Plans. In order to qualify for favorable tax treatment under the Code, certain employee benefit plans such as 401(k) retirement plans and cafeteria plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of certain workers for federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. The common law test of employment, as applied by the IRS, involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Our 401(k) retirement plans are operated pursuant to guidance provided by the IRS for the operation of defined contribution plans maintained by co-employers that benefit WSEs. This guidance provides qualification standards for such plans. All of our 401(k) retirement plans have received determination letters from the IRS confirming the qualified status of the plans. The IRS 401(k) guidance and qualification requirement are not applicable to the operation of our cafeteria plans.

ERISA Regulations. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines an “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual’s benefits status. A definitive judicial interpretation of “employer” in the context of a professional employer organization has not been established, and the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers of WSEs for ERISA purposes. If we were found not to be an employer for ERISA purposes, our plans would not comply with ERISA, and fines and penalties could be imposed. In addition, our ERISA plans would not enjoy, with respect to WSEs, the full preemption of state laws provided by ERISA and could be subject to various state laws and regulation.

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act or the Act, implements sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health and Human Services and the states. The Act imposes a number of new mandates on the coverage required to be provided under health insurance plans beginning in 2010, with additional requirements staged in subsequent years. We believe that our group health plans comply with existing mandates. However, the guidance issued to date by the IRS and the U.S. Department of Health and Human Services have not addressed, or in some instances are unclear, as to their application in the co-employer context or whether such provisions should be applied at the client level. As a result, we are not yet able to predict all of the impacts to our business, and to our clients, resulting from the Act.

State Unemployment Taxes

State unemployment taxes are based on taxable wages and tax rates assigned by each state. The tax rates vary by state and are determined, in part, based on our prior years’ compensation experience in each state. Certain rates are also determined, in part, by each client’s own compensation experience. In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds. Due to the adverse U.S. economic conditions during recent years and the associated reductions in employment levels, the state unemployment funds have experienced a significant increase in the number of unemployment claims. Accordingly, state unemployment tax rates increased substantially over the past few years. Employers in certain states are also experiencing higher federal unemployment tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner. We have taken steps to mitigate the risk of fluctuations in state and federal unemployment tax rates, including reporting and remitting unemployment insurance taxes or contributions at the customer level and/or under the customer’s own account number in approximately 30 states, and we will continue to seek such reporting relationships in the future.

State Regulation of Co-Employers

Forty-two states have adopted provisions for licensing, registration, certification or recognition of co-employers, and others are considering such regulation. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of professional employer organizations, and in some cases codify and clarify the co-employment relationship for unemployment, workers compensation and other purposes under state law. We believe we are in compliance in all material respects with the requirements in all 42 states. Regardless of whether a state has licensing, registration or certification requirements for co-employers, we must comply with a number of other state and local regulations that could impact our operations, such as state and local taxes, licensing, zoning and business regulations.

Competition

We face significant competition on a national and regional level from a number of companies purporting to deliver a range of bundled services that are generally similar to the services we provide. The National Association of Professional Employer Organizations, or NAPEO, estimates that there are between 700 and 900 such entities currently operating in the United States. We are one of only four professional employer organizations or PEOs accredited by the Employer Services Assurance Corporation that offers services in all 50 states and believe that we are one of the largest PEOs in the industry. Our competitors include large professional employer organizations such as the TotalSource unit of Automatic Data Processing, Inc. and Insperity, Inc., as well as specialized and small professional employer organization service providers. If and to the extent that we and other companies providing these services are successful in growing our businesses, we anticipate that future competitors will enter this industry.

In addition to competition from other professional employer organizations, we also face competition in the form of companies serving their HR needs in traditional manners. These forms of competition include:

•	HR and information systems departments and personnel of companies that perform their own administration of benefits, payroll and HR;
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

We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;
•	ease of customer setup and on-boarding;
•	breadth and depth of benefit plans and online functionality;
•	vertical market expertise;
•	total cost of service;
•	brand awareness and reputation;
•	ability to innovate and respond to customer needs rapidly; and
•	subject matter expertise.

We believe that we compete favorably on the basis of each of these factors.

Seasonality and Insurance Variability

Our business is affected by cyclicality in business activity and WSE behavior. Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance we provide for our WSEs, in the event that such renewals result in increased premiums that we pass on to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the level of our insurance claims based on the unpredictable nature of large claims. These historical trends may change, and other seasonal trends and variability may develop that make it more difficult for us to manage our business.

Intellectual Property

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

Corporate Employees

We refer to our employees, excluding employees that we co-employ on behalf of our clients, as our corporate employees. We had 2,057 corporate employees as of December 31, 2014. We believe our relations with our corporate employees are good. None of our corporate employees is covered by a collective bargaining agreement.

Directors and Executive Officers

Name	Principal Occupation(s)
Executive Officers
Burton M. Goldfield	President, Chief Executive Officer and Director, TriNet
William Porter	Vice President and Chief Financial Officer, TriNet
Gregory L. Hammond	Executive Vice President and Chief Legal Officer, TriNet
John Turner	Senior Vice President of Sales, TriNet

Non-Employee Directors
H. Raymond Bingham	Advisory Director, General Atlantic LLC (a global growth equity investment firm)
Katherine August-deWilde	President and Chief Operating Officer, First Republic Bank (commercial bank specializing in private banking, business banking and wealth management)
Martin Babinec

Founder and Chairman, Upstate Venture Connect (a nonprofit corporation focused on the creation of new companies and jobs across Upstate New York); Founder and Chairman, StartFast Venture Accelerator (a mentorship-driven startup accelerator based in New York)

Kenneth Goldman	Chief Financial Officer, Yahoo! Inc. (an Internet services company)
David C. Hodgson	Managing Director, General Atlantic LLC (a global growth equity investment firm)
John Kispert	President and Chief Executive Officer, Spansion, Inc. (a provider of flash memory-based embedded systems solutions until acquired by Cypress Semiconductor in March 2015)
Wayne B. Lowell	Chairman and Chief Executive Officer, Senior Whole Health Holdings, Inc. (a health insurance company focused on providing health insurance coverage to senior citizens)

Corporate and Other Available Information

We were incorporated in 1988 as TriNet Employer Group, Inc., a California corporation. We reincorporated as TriNet Merger Corporation, a Delaware corporation, in 2000 and during that year changed our name to TriNet Group, Inc. Our principal executive offices are located at 1100 San Leandro Blvd., Suite 400, San Leandro, CA 94577 and our telephone number is (510) 352-5000. Our website address is www.trinet.com. Information contained in or accessible through our website is not a part of this report.

On the Investor Relations page of our Internet website at http://www.trinet.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

Item 1A. Risk Factors

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

We are subject to client attrition.

We regularly experience significant client attrition due to a variety of factors, including increases in administrative fees and insurance costs, disruption caused by the transition of WSEs we have gained through acquisition to our technology platform, client business failure, competition and clients determining to bring HR administration in-house. Our standard client service agreement can be cancelled by us or by the client without penalty with 30 days’ prior written notice. Clients who intend to cease doing business with us often elect to do so effective as of the beginning of a calendar year. As a result, we have historically experienced our largest concentration of client attrition in the first quarter of each year. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance we provide for WSEs in the event that such renewals result in increased premiums that we pass on to our clients. If we were to experience client attrition in excess of our projected annual attrition rate of approximately 20% of our installed WSE base, as we did in 2010 and 2011, it could harm our business, results of operations and financial condition.

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

Our insurance costs are impacted significantly by our WSEs’ health and workers compensation insurance claims experience. We establish reserves to provide for the estimated costs of reimbursing our workers compensation and health insurance carriers for paying claims within the deductible layer in accordance with their insurance policies. Estimating these reserves involves our consideration of a number of factors and requires significant judgment. If there is an unexpected increase in the severity or frequency of claims, such as due to our WSEs generating additional claims activity, or if we subsequently receive updated information indicating insurance claims were higher than previously estimated and reported, our insurance costs could be higher in that period or subsequent periods as we adjust our reserves accordingly. We have also experienced variability in our insurance claims based on the unpredictable nature of large claims. In addition, we may be unable to increase our pricing to offset increases in insurance costs on a timely basis. A number of factors affect claim activity levels, such as changes in general economic conditions, proposed and enacted regulatory changes and disease outbreaks.

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

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the Internal Revenue Service, or IRS, and U.S. states. A number of key provisions of the Act have begun to take effect over the last year, including the establishment of state and federally run insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United States regularly examine our income and other tax returns. For example, in connection with an IRS examination of prior federal income tax returns filed by Gevity, a company we acquired in 2009, we received a technical advice memorandum from the IRS taking the position that approximately $10.1 million of tax credits taken by Gevity, and an additional approximately $1.5 million taken by us after acquiring Gevity, should be reversed, which position we dispute. The ultimate outcome of these examinations and tax disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

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

While we have achieved profitability on an annual basis in each of the last four fiscal years, we expect our operating expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure and enhance the breadth and quality of our services. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods.

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

As of December 31, 2014, we had $544.9 million in outstanding indebtedness under our credit facility, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facility could affect our business in various ways, including the following:

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

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013 and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified related to our incorrectly recording a deferred tax asset in connection with our accounting for our acquisition of Ambrose that should have been recorded as goodwill as of September 30, 2013, and to incorrectly recording a true-up to the income tax provision in 2011 related to the allocation of stock compensation between qualified and nonqualified stock options that should have been identified and recorded in 2010. As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for 2010 and 2011.

In response to this material weakness, we hired a Director of Income Tax Accounting, who reports directly to our Chief Accounting Officer, we engaged external technical advisers with expertise in accounting for income taxes to assist us with the evaluation of complex tax issues, and we improved our process, procedures and documentation standards relating to the preparation of income tax provision calculations. We continue to assess and develop our tax professionals to provide appropriate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.

We believe our remediation efforts resulted in the elimination of the previously identified material weakness. While this material weakness has been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal controls. We will continue to evaluate the effectiveness of our internal controls, including our internal control over accounting for income taxes and will continue to make changes that we believe will strengthen our internal controls to ensure that our financial statements continue to be fairly stated in all material respects.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was identified in 2013 as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

If we fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. We cannot assure you that additional material weaknesses will not exist or otherwise be discovered. If other material weaknesses or other significant control deficiencies occur, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the New York Stock Exchange, or NYSE, and could adversely affect our reputation, results of operations and financial condition.

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

The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering, or IPO, in March 2014 at a price of $16.00 per share, the daily closing price of our common stock has ranged from $19.10 to $32.59 per share through December 31, 2014. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of December 31, 2014, there were 6,892,810 shares of common stock subject to outstanding options and 7,750 shares of common stock issuable upon settlement of restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, as well as the shares we have reserved for future issuance under our Employee Stock Purchase Plan, or ESPP, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, or such shares are purchased pursuant to our ESPP, subject to compliance with applicable securities laws.

As of December 31, 2014, the holders of 20,091,312 shares of common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.

The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.

As of December 31, 2014, funds affiliated with General Atlantic, our largest stockholder, beneficially own approximately 26.2% of our outstanding common stock, and all of our directors, officers and their affiliates, including the funds affiliated with General Atlantic, beneficially own, in the aggregate, approximately 42.1% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease space for our client service centers in Bradenton, Florida, Reno, Nevada, Fort Mill, South Carolina, Oklahoma City, Oklahoma and New York, New York, approximately 60 regional sales offices in various states in the United States and our corporate headquarters in San Leandro, California. All of these leases expire at various times through 2023.

We believe our current facilities are adequate for the purposes for which they are intended and provide for further expansion to accommodate our long-term growth and expansion goals. We believe that short-term leased facilities are readily available if needed to accommodate near-term needs if they arise. We will continue to evaluate the need for additional facilities based on the extent of our product and service offerings, the rate of client growth, the geographic distribution of our client base and our long-term service delivery requirements.

Item 3. Legal Proceedings

As a co-employer, we are regularly involved in legal proceedings and are subject to WSE claims arising in the ordinary course of our business. Some of these claims and legal proceedings arise out of our clients’ conduct by virtue of our co-employer relationship, over which we have no control.

We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the New York Stock Exchange under the symbol “TNET” since March 27, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the New York Stock Exchange:

Year Ended December 31, 2014:	High	Low
First Quarter (from March 27, 2014)	$23.44	$17.28
Second Quarter	$27.78	$18.81
Third Quarter	$29.96	$21.79
Fourth Quarter	$32.79	$24.38

On March 18, 2015, the last reported sale price of our common stock on the New York Stock Exchange was $35.76 per share. As of March 18, 2015, we had 55 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

Our board of directors has declared two special dividends since January 1, 2013. In August 2013, our board of directors declared a special dividend of $5.88 per common-equivalent share for holders of record of our preferred stock and $5.88 per share for holders of record of our common stock and restricted stock units, for a total of approximately $310.8 million. In December 2013, our board of directors declared a special dividend of $0.88 per common-equivalent share for holders of record of our preferred stock and $0.88 per share for holders of record of our common stock and restricted stock units, for a total amount of approximately $46.7 million. In each case, we determined to pay such dividends to our stockholders because our board of directors determined that such dividends were in our best interests and those of our stockholders, that we had sufficient surplus capital to pay such dividends and that we would be able to continue to fund our operations and service our indebtedness utilizing cash flows from operations after payment of such dividends.

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

In addition, our credit facility, as amended and restated in 2014, contains restrictions on our ability to declare and pay cash dividends on our capital stock. So long as no event of default has occurred and is continuing and no ECF Shortfall Amount (as defined in the credit agreement) exists, our credit facility permits cash dividends in amounts up to the sum of (a) specified dollar amounts under the facility, plus (b) so long as a specified leverage ratio under the credit facility is satisfied, the available Excess Cash Flow (as defined in the credit agreement and subject to certain adjustments). See Note 8 to our consolidated financial statements included elsewhere in this report.

Performance Graph

The following graph compares the cumulative return on the Company's common stock since the initial public offering on March 27, 2014 with the cumulative return on the S&P 500 Index and a Peer Group Index.

COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN

Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group*

$180
$160
$140
$120
$100
$80
3/1/2014
4/1/2014
5/1/2014
6/1/2014
7/1/2014
8/1/2014
9/1/2014
10/1/2014
11/1/2014
12/1/2014
TNET
S&P 500
Peer Group

* The Peer Group Index is comprised of the following companies:

Automatic Data Processing, Inc.

Insperity, Inc.

Paychex, Inc.

Barrett Business Services, Inc.

Heartland Payment Systems, Inc.

Intuit, Inc.

This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Use of Proceeds

On March 31, 2014, we closed our IPO, pursuant to which we sold 15,000,000 shares of our common stock at a public offering price of $16.00 per share, for an aggregate offering price of $240 million, resulting in net proceeds to us of $217.8 million, after deducting underwriting discounts and commissions of approximately $16.8 million and offering expenses payable by us of approximately $5.6 million. An additional 2,250,000 shares were sold by certain selling stockholders pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale by the selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192465), which was declared effective by the SEC on March 26, 2014. The offering commenced on March 26, 2014, closed on March 31, 2014, and did not terminate before all of the shares that were registered in the registration statement were sold. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Jefferies LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and distribution of the securities registered. On March 31, 2014, we used $216.6 million of the proceeds of our IPO to repay the indebtedness outstanding under our credit facilities, as described in our final prospectus filed pursuant to Rule 424(b) with the SEC on March 27, 2014.  The remaining proceeds have been used for working capital purposes.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of TriNet common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans (1)
October 1 - October 31, 2014	-	-	-	-
November 1 - November 30, 2014	490,419	$30.58	490,419	980,198
December 1 - December 31, 2014	-	-	-	-
Total	490,419

(1)

During the fourth quarter of 2014, our board of directors approved a $30 million increase to our ongoing stock repurchase program, authorizing us to repurchase in the aggregate up to $45 million of our outstanding common stock. The program was initially approved by our board of directors in May 2014 to authorize us  to repurchase in the aggregate up to $15 million of our outstanding common stock. We repurchased approximately $15 million of our outstanding common stock year-to-date in 2014. Stock repurchases under the program are intended to offset the dilutive effect of share-based employee incentive compensation.

Item 6. Selected Financial Data.

The following selected consolidated financial and other data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements that are included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2011and 2010 and consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements that are not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Professional service revenues	$342,074	$272,372	$148,233	$113,279	$139,495
Insurance service revenues	1,851,457	1,371,903	870,828	727,111	766,695
Total revenues	2,193,531	1,644,275	1,019,061	840,390	906,190
Costs and operating expenses:
Insurance costs	1,686,315	1,226,585	750,025	651,094	713,653
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	134,256	106,661	63,563	59,388	72,073
Sales and marketing (1)	139,997	109,183	59,931	38,087	46,454
General and administrative (1)	53,926	52,455	37,879	31,421	28,366
Systems development and programming costs (1)	26,101	19,948	16,718	15,646	15,045
Amortization of intangible assets	52,302	51,369	17,441	12,388	17,960
Depreciation	13,843	11,737	11,676	9,201	12,042
Restructuring	—	—	—	2,358	5,922
Total costs and operating expenses	2,106,740	1,577,938	957,233	819,583	911,515
Operating income (loss)	86,791	66,337	61,828	20,807	(5,325)
Other income (expense):
Interest expense	(54,193)	(45,724)	(9,709)	(751)	(4,444)
Other, net	478	471	57	127	67
Income (loss) before provision for (benefit from) income taxes	33,076	21,084	52,176	20,183	(9,702)
Provision for (benefit from) income taxes	17,579	7,937	20,344	5,421	(875)
Net income (loss)	$15,497	$13,147	$31,832	$14,762	$(8,827)
Net income (loss) per share attributable to common stock:
Basic	$0.24	$0.26	$0.66	$0.32	$(1.18)
Diluted	$0.22	$0.24	$0.63	$0.31	$(1.18)
Weighted average common stock outstanding:
Basic	56,160,539	12,353,047	9,805,384	7,842,682	7,454,390
Diluted	59,566,773	15,731,807	12,476,091	10,103,979	7,454,390

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of providing services	$2,658	$1,193	$516	$438	$467
Sales and marketing	2,755	1,284	500	637	670
General and administrative	4,517	3,220	3,144	3,590	3,385
Systems development and programming costs	1,030	416	200	160	531
Total stock-based compensation expense	$10,960	$6,113	$4,360	$4,825	$5,053

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Other Financial Data:
Net Insurance Service Revenues (1)	$165,142	$145,318	$120,803	$76,017	$53,042
Net Service Revenues (2)	$507,216	$417,690	$269,036	$189,296	$192,537
Adjusted EBITDA (3)	$165,319	$136,027	$95,362	$47,348	$29,797
Adjusted Net Income (4)	$74,392	$57,456	$47,431	$27,626	$13,798

(1)

Net Insurance Service Revenues is a non-GAAP financial measure that we calculate as insurance service revenues less insurance costs. For more information about Net Insurance Service Revenues and a reconciliation of Net Insurance Service Revenues to insurance service revenues, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

(2)

Net Service Revenues is a non-GAAP financial measure that we calculate as the sum of professional service revenues and Net Insurance Service Revenues. For more information about Net Service Revenues and a reconciliation of Net Service Revenues to total revenues, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

(3)

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the effects of our income tax provision (benefit), interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. For more information about Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

(4)

Adjusted Net Income is a non-GAAP financial measure that we calculate as net income (loss), excluding the effects of stock-based compensation, amortization of intangible assets, non-cash interest expense, debt prepayment premium and the income tax effect of these pre-tax adjustments at our effective tax rate. In 2014, Adjusted Net Income also includes an adjustment to exclude income tax on non-deductible stock-based compensation and other discrete items, including the effect of state law changes, to reach an effective tax rate of 39.5%. For more information about Adjusted Net Income and a reconciliation of Adjusted Net Income to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$134,341	$94,356	$63,749	$31,620	$45,535
Working capital	$55,577	$65,061	$27,380	$26,424	$44,280
Total assets	$2,347,764	$1,434,738	$887,727	$335,369	$340,739
Notes payable and borrowings under capital leases	$545,150	$818,877	$301,334	$1,683	$1,798
Total liabilities	$2,373,523	$1,705,100	$830,407	$241,771	$214,190
Convertible preferred stock	$—	$122,878	$122,878	$122,878	$122,878
Total stockholders’ equity (deficit)	$(25,759)	$(393,240)	$(65,558)	$(29,280)	$3,671

Non-GAAP Financial Measures

We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income (loss), excluding the effects of our income tax provision (benefit), interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income (loss), excluding the effects of stock-based compensation, amortization of intangible assets, non-cash interest expense, debt prepayment premium and the income tax effect of these pre-tax adjustments at our effective tax rate. In 2014, Adjusted Net Income also includes an adjustment to exclude income tax on non-deductible stock-based compensation and other discrete items, including the effect of state law changes, to reach an effective tax rate of 39.5%. Non-cash interest expense represents amortization and write-off of the debt issuance cost.

We believe that the use of Net Insurance Service Revenues provides useful information as it presents a measure of revenues from our provision of insurance services to our clients that eliminates the cost to us of that insurance. We believe that Net Service Revenues provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. We believe that the use of Adjusted EBITDA and Adjusted Net Income provides additional period-to-period comparisons and analysis of trends in our business, as they exclude certain one-time and non-cash expenses. We believe that Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are useful for our stockholders and board of directors by helping them to identify trends in our business and understand how our management evaluates our business. We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to monitor and evaluate our operating results and trends on an ongoing basis and internally for operating, budgeting and financial planning purposes, in addition to allocating our resources to enhance the financial performance of our business and evaluating the effectiveness of our business strategies. We also use Net Service Revenues and Adjusted EBITDA in determining the incentive compensation for management.

Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are not prepared in accordance with, and should not be considered in isolation of, or as an alternative to, measurements required by GAAP. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. As non-GAAP measures, Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

•	Net Insurance Service Revenues and Net Service Revenues are reduced by the insurance costs that we pay to the insurance carriers;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA and Adjusted Net Income do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA and Adjusted Net Income do not reflect the expenses we incurred in connection with the registered offering of our common stock;
•	Adjusted EBITDA and Adjusted Net Income do not reflect the non-cash component of employee compensation;
•

Although depreciation and amortization of intangible assets are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•

Other companies in our industry may calculate Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income differently than we do, limiting the usefulness of these items as a comparative measure.

Because of these limitations, you should consider Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income alongside other financial performance measures, including total revenues, net income (loss) and our financial results presented in accordance with GAAP.

The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Insurance service revenues	$1,851,457	$1,371,903	$870,828	$727,111	$766,695
Less: insurance costs	1,686,315	1,226,585	750,025	651,094	713,653
Net Insurance Service Revenues	$165,142	$145,318	$120,803	$76,017	$53,042

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Total revenues	$2,193,531	$1,644,275	$1,019,061	$840,390	$906,190
Less: insurance costs	1,686,315	1,226,585	750,025	651,094	713,653
Net Service Revenues	$507,216	$417,690	$269,036	$189,296	$192,537

The table below sets forth a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$15,497	$13,147	$31,832	$14,762	$(8,827)
Provision for (benefit from) income taxes	17,579	7,937	20,344	5,421	(875)
Stock-based compensation	10,960	6,113	4,360	4,825	5,053
Interest expense and bank fees	54,193	45,724	9,709	751	4,444
Depreciation	13,843	11,737	11,676	9,201	12,042
Amortization of intangible assets	52,302	51,369	17,441	12,388	17,960
Secondary offering costs	945	—	—	—	—
Adjusted EBITDA	$165,319	$136,027	$95,362	$47,348	$29,797

The table below sets forth a reconciliation of GAAP net income (loss) to Adjusted Net Income:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$15,497	$13,147	$31,832	$14,762	$(8,827)
Effective income tax rate adjustment	4,514	—	—	—	—
Stock-based compensation	10,960	6,113	4,360	4,825	5,053
Amortization of intangible assets	52,302	51,369	17,441	12,388	17,960
Non-cash interest expense	21,880	13,577	3,768	375	1,855
Debt prepayment premium	3,800	—	—	—	—
Secondary offering costs	945
Income tax impact of pre-tax adjustments at effective tax rate	(35,506)	(26,750)	(9,970)	(4,724)	(2,243)
Adjusted Net Income	$74,392	$57,456	$47,431	$27,626	$13,798

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included under Part I, Item 1A above. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

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

We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of December 31, 2014, we served over 10,000 clients in all 50 states, the District of Columbia and Canada and co-employed approximately 288,000 WSEs. In 2014, we processed over $25 billion in payroll and payroll tax payments for our clients.

Our total revenues consist of professional service revenues and insurance service revenues. For 2014 and 2013, 16% and 17% of our total revenues, respectively, consisted of professional service revenues, and 84% and 83% of our total revenues, respectively, consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally a non-GAAP financial measure, Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs. We also use a measure of total non-GAAP revenue, or Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For 2014 and 2013, 67% and 65% of our Net Service Revenues, respectively, consisted of professional service revenues and 33% and 35% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues.

We sell our services primarily through our direct sales force, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For 2014, 2013 and 2012, our sales and marketing expenses were $140.0 million, $109.2 million and $59.9 million, respectively, or 6%, 7% and 6% of our total revenues and 28%, 26% and 22% of our Net Service Revenues, respectively.

We have made significant investments in our proprietary, cloud-based technology platform, including implementing client information and management software to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage their employees and analyze employee benefits data. For 2014, 2013 and 2012, our systems development and programming costs were $26.1 million, $19.9 million and $16.7 million, or 1%, 1% and 2% of our total revenues and 5%, 5% and 6% of our Net Service Revenues, respectively.

Strategic Acquisitions

We operate in a highly fragmented industry and have completed numerous strategic acquisitions over the course of the past decade. We intend to continue to pursue strategic acquisitions that will enable us to add new clients and employees to our existing business and offer our clients and their employees more comprehensive and attractive services. Our recent acquisitions are listed below:

•

In July 2013, we acquired Ambrose Employer Group, LLC, which we refer to as Ambrose, a New York-based company that provides premium HR services primarily to WSEs in the financial services industry in the New York area. Through our acquisition of Ambrose, we acquired approximately 13,000 WSEs, approximately 1,000 clients and 12 sales representatives.

•

In October 2012, we acquired South Carolina-based SOI Holdings, Inc., which we refer to as SOI, which expanded our presence in the property management and food services industry vertical markets. Through our acquisition of SOI, we acquired approximately 66,000 WSEs, approximately 1,500 clients and 92 sales representatives.

•

In May 2012, we acquired Los Angeles-based technology company App7, Inc., which does business under the name of, and which we refer to as, ExpenseCloud, which enabled us to enhance our technology platform with additional expense management capabilities.

•

In April 2012, we acquired Oklahoma-based 210 Park Avenue Holding, Inc., which does business under the name of, and which we refer to as, Accord, through which we expanded our presence in the hospitality and manufacturing industry vertical markets. Through our acquisition of Accord, we acquired approximately 14,000 WSEs, approximately 500 clients and 8 sales representatives.

•

In June 2009, we acquired Florida-based Gevity HR Inc., which we refer to as Gevity, which has provided us with insurance and risk-management expertise and a national presence through its East Coast processing facility. Through our acquisition of Gevity, we acquired approximately 92,000 WSEs and approximately 6,000 clients. Following our acquisition of Gevity, we elected to change the pricing terms with certain of Gevity’s clients, terminate Gevity’s relationships with certain of its clients, significantly restructure Gevity’s and our combined sales forces and migrate all of Gevity’s WSEs to our technology platform. As a result of these actions, our revenues fell short of our expectations in 2010 and declined in 2011, and we incurred restructuring charges of $2.4 million, $5.9 million and $6.2 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Our operations could be adversely impacted if our strategic acquisitions are not integrated effectively. Because many of the companies we have acquired were focused on specific industries, our acquisitions have allowed us to expand our vertical service offerings into areas such as financial services, property management and food services, hospitality and manufacturing in which we did not previously have a significant presence. In addition, we have acquired sales representatives with experience in these vertical markets. Our acquisitions have provided us with additional clients and WSEs to allow us to continue to leverage our operations over a larger client base. These acquisitions have resulted in increased revenues and costs, as described below in our results of operations. We expect to continue to pursue strategic acquisitions.

Key Operating Metrics

We regularly review certain key operating metrics to evaluate growth trends, measure our performance and make strategic decisions. Our key operating metrics at December 31, 2014, 2013 and 2012, were as follows:

	Year Ended
	December 31,
	2014	2013	2012
Key Operating Metrics:
Net Insurance Service Revenues (in thousands)	$165,142	$145,318	$120,803
Net Service Revenues (in thousands)	$507,216	$417,690	$269,036
Total WSEs	288,312	231,203	174,311
Total Sales Representatives	385	300	224

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

Impact of Health Care Reform
The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and U.S. states. A number of key provisions of the Act have begun to take effect over the last year, including the establishment of state and federally insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

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

Seasonality and Insurance Variability

Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance we provide for our WSEs, in the event that such renewals result in increased premiums that we pass on to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the level of our insurance claims based on the unpredictable nature of large claims. These historical trends may change, and other seasonal trends and variability may develop that make it more difficult for us to manage our business.

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

Insurance Costs

Insurance costs include the premiums we pay to the insurance carriers for the health and workers compensation insurance coverage provided to the clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments made for our WSEs within the insurance deductible layer.

Our insurance costs are, in part, a function of the type and terms of agreements that we enter into with the insurance carriers that provide fully-insured coverage for our WSEs. Approximately 41% of our 2014 health insurance premiums were for policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible. Our future premiums under these, or ensuing, policies will be influenced by the WSE claims activity in prior periods. The remainder of the health insurance policies and all of the workers compensation insurance policies that we provide to our clients are policies with respect to which we agree to reimburse our carriers for any claims that they pay within our deductible layer. Under these policies, WSEs file claims with the carriers, which are responsible for paying the claims up to the maximum coverage under the policies. The carriers then seek reimbursement from us up to our deductible per incident for workers compensation claims, or up to a cap for health insurance claims in accordance with the terms of the underlying health insurance policies. In no event are we liable to pay the claims directly to WSEs. As we evaluate the claims experience for each fiscal period, we adjust, as we deem necessary, our workers compensation and health benefits reserves, and this in turn has a corresponding impact on our insurance costs. As a result, our insurance costs fluctuate, significantly at times, from period to period depending on the number and severity of the claims incurred by our WSEs. We expect our insurance costs to continue to increase in absolute dollars for the foreseeable future due to expected growth in WSEs.

Cost of Providing Services

Cost of providing services consists primarily of costs incurred by us associated with direct customer support, such as payroll and benefits processing, professional HR consultants, employee liability insurance and costs associated with defending clients in employment-related legal claims, benefits and risk management, postage and shipping expenses and consulting expenses. We expect our cost of providing services to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, partially offset by improved efficiencies, although these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of these expenses.

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

Provision for Income Taxes

We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services with respect to certain of our clients’ employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of 2014 and 2013. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges and changes in uncertain tax positions. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statement of Operations:
Professional service revenues	$342,074	$272,372	$148,233
Insurance service revenues	1,851,457	1,371,903	870,828
Total revenues	2,193,531	1,644,275	1,019,061
Costs and operating expenses:
Insurance costs	1,686,315	1,226,585	750,025
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	134,256	106,661	63,563
Sales and marketing (1)	139,997	109,183	59,931
General and administrative (1)	53,926	52,455	37,879
Systems development and programming costs (1)	26,101	19,948	16,718
Amortization of intangible assets	52,302	51,369	17,441
Depreciation	13,843	11,737	11,676
Total costs and operating expenses	2,106,740	1,577,938	957,233
Operating income	86,791	66,337	61,828
Other income (expense):
Interest expense and bank fees	(54,193)	(45,724)	(9,709)
Other, net	478	471	57
Income before provision for income taxes	33,076	21,084	52,176
Provision for income taxes	17,579	7,937	20,344
Net income	$15,497	$13,147	$31,832

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of providing services	$2,658	$1,193	$516
Sales and marketing	2,755	1,284	500
General and administrative	4,517	3,220	3,144
Systems development and programming costs	1,030	416	200
Total stock-based compensation expense	$10,960	$6,113	$4,360

	Year Ended December 31,
	2014	2013	2012
Percentage of total revenues:
Professional service revenues	16%	17%	15%
Insurance service revenues	84%	83%	85%
Total revenues	100%	100%	100%
Costs and operating expenses:
Insurance costs	77%	75%	74%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	6%	6%
Sales and marketing	6%	7%	6%
General and administrative	2%	3%	4%
Systems development and programming costs	1%	1%	2%
Amortization of intangible assets	2%	3%	2%
Depreciation	1%	1%	1%
Total costs and operating expenses	96%	96%	94%
Operating income	4%	4%	6%
Other income (expense):
Interest expense and bank fees	(2%)	(3%)	(1%)
Other, net	0%	0%	0%
Income before provision for income taxes	2%	1%	5%
Provision for income taxes	1%	0%	2%
Net income	1%	1%	3%

	Year Ended December 31,
	2014	2013	2012
Percentage of Net Service Revenues:
Professional service revenues	67%	65%	55%
Net Insurance Service Revenues	33%	35%	45%
Net Service Revenues	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	26%	26%	24%
Sales and marketing	28%	26%	22%
General and administrative	11%	13%	14%
Systems development and programming costs	5%	5%	6%
Amortization of intangible assets	10%	12%	6%
Depreciation	3%	3%	4%
Total other operating expenses	83%	84%	77%
Operating income	17%	16%	23%
Other income (expense):
Interest expense and bank fees	(11%)	(11%)	(4%)
Other, net	0%	0%	0%
Income before provision for income taxes	7%	5%	19%
Provision for income taxes	3%	2%	8%
Net income	3%	3%	12%

Years Ended December 31, 2014, 2013 and 2012

Total Revenues and Key Operating Metrics

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Professional service revenues	$342,074	$272,372	$148,233	$69,702	26%	$124,139	84%
Insurance service revenues	1,851,457	1,371,903	870,828	479,554	35%	501,075	58%
Total revenues	$2,193,531	$1,644,275	$1,019,061	$549,256	33%	$625,214	61%

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Key operating metrics:
Total WSEs	288,312	231,203	174,311	57,109	25%	56,892	33%
Total Sales Representatives	385	300	224	85	28%	76	34%

Total revenues for 2014 increased $549.3 million, or 33%, compared to 2013. Professional service revenues and insurance service revenues represented 16% and 84%, respectively, of total revenues for 2014, compared to 17% and 83%, respectively, of total revenues for 2013.  The increase in total revenues was attributable to the significant growth of our Total WSEs and revenues from our acquisition of Ambrose Employer Group, LLC, or Ambrose, in the third quarter of 2013, as further described below.

Professional service revenues for 2014 increased $69.7 million, or 26%, compared to 2013. The increase was mainly attributable to our increase in Total WSEs and our acquisition of Ambrose in third quarter of 2013, which contributed $15.4 million of professional service revenues during the first half of 2014.

Our insurance service revenues for 2014 increased $479.6 million, or 35%, compared to 2013. The increase was primarily due to our increase in Total WSEs. Additionally, our acquisition of Ambrose contributed $130.4 million of insurance service revenues during the first half of 2014.

Total WSEs at December 31, 2014 increased by approximately 57,000, or 25%, compared to Total WSEs at December 31, 2013. Our Total Sales Representatives increased from 300 at December 31, 2013 to 385 at December 31, 2014.

Total revenues for 2013 increased by $625.2 million, or 61%, compared to 2012. Professional service revenues for 2013 increased by $124.1 million, or 84%, compared to 2012. Of this amount, $88.1 million was attributable to our acquisitions of SOI, Ambrose and Accord. The remaining growth was primarily due to a 22% increase in Total WSEs (excluding WSEs added as a result of our acquisitions of Accord, SOI and Ambrose) and a 7% increase in average professional service revenues per WSE other than those acquired from Accord, SOI and Ambrose.

Insurance service revenues for 2013 increased by $501.1 million, or 58%, compared to 2012 primarily due to $316.5 million from our acquisitions of SOI, Ambrose and Accord, an increase in Total WSEs other than those acquired from Accord, SOI and Ambrose, and a 2% increase in average insurance service revenues per WSE other than those acquired from Accord, SOI and Ambrose.

Total WSEs at December, 2013 increased by approximately 57,000, or 33%, compared to Total WSEs at December 31, 2012, with approximately 13,000 of such increase due to the Ambrose acquisition. The remaining growth in Total WSEs was primarily driven by a net increase in total clients other than those acquired from Ambrose. Our Total Sales Representatives increased from 224 at December 31, 2012 to 300 at December, 2013, 12 of which we acquired from Ambrose.

Insurance Costs

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Insurance costs	$1,686,315	$1,226,585	$750,025	$459,730	37%	$476,560	64%

Insurance costs for 2014 increased $459.7 million, or 37%, compared to 2013, $118.6 million of which was due to our acquisition of Ambrose. The remaining increase resulted from an increase in Total WSEs other than those acquired from Ambrose and a 3% increase in average insurance costs per WSE other than those acquired from Ambrose.

Insurance costs for 2013 increased $476.6 million, or 64%, compared to 2012, primarily due to $311.0 million from our acquisitions of Accord, SOI and Ambrose. The remaining increase resulted from an increase in Total WSEs other than those acquired from Ambrose and a 2% increase in average insurance costs per WSE other than those acquired from Ambrose.

Net Insurance Service Revenues and Net Service Revenues

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Insurance service revenues	$1,851,457	$1,371,903	$870,828	$479,554	35%	$501,075	58%
Less: Insurance costs	1,686,315	1,226,585	750,025	459,730	37%	476,560	64%
Net Insurance Service Revenues	$165,142	$145,318	$120,803	$19,824	14%	$24,515	20%

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Total revenues	$2,193,531	$1,644,275	$1,019,061	$549,256	33%	$625,214	61%
Less: insurance costs	1,686,315	1,226,585	750,025	459,730	37%	476,560	64%
Net Service Revenues	$507,216	$417,690	$269,036	$89,526	21%	$148,654	55%

For the reasons set forth above with respect to total revenues, our Net Insurance Service Revenues for 2014 increased by $19.8 million, or 14%, as compared to 2013, and our Net Service Revenues for 2014 increased by $89.5 million, or 21%, as compared to 2013.

Also for the reasons set forth above with respect to total revenues, our Net Insurance Service Revenues for 2013 increased by $24.5 million, or 20%, as compared to 2012, and our Net Service Revenues for 2013 increased by $148.7 million, or 55%, as compared to 2012.

Other Operating Expenses

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Cost of providing services	$134,256	$106,661	$63,563	$27,595	26%	$43,098	68%
Sales and marketing	139,997	109,183	59,931	30,814	28%	49,252	82%
General and administrative	53,926	52,455	37,879	1,471	3%	14,576	38%
System development and programming costs	26,101	19,948	16,718	6,153	31%	3,230	19%
Amortization of intangible assets	52,302	51,369	17,441	933	2%	33,928	195%
Depreciation	13,843	11,737	11,676	2,106	18%	61	1%
Total other operating expenses	$420,425	$351,353	$207,208	$69,072	20%	$144,145	70%

Cost of Providing Services

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$97,423	$75,941	$44,629	$21,482	28%	$31,312	70%
Facilities	7,149	5,615	3,941	1,534	27%	1,674	42%
Information technology and communication	8,948	8,482	4,720	466	5%	3,762	80%
Other expenses	20,736	16,623	10,273	4,113	25%	6,350	62%
Total cost of providing services	$134,256	$106,661	$63,563	$27,595	26%	$43,098	68%

Cost of providing services for 2014 increased by $27.6 million, or 26%, compared to 2013, primarily due to an increase in compensation-related costs. Compensation-related costs increased by $21.5 million, or 28%, due to increased headcount, including $4.0 million from our acquisition of Ambrose and a $1.5 million increase in stock-based compensation not related to Ambrose. Facilities-related costs increased by $1.5 million, or 27%, due to the growth of our business. Other expenses increased $4.1 million, or 25%, mainly due to increased consulting costs incurred to enhance our product offering. Cost of providing services as a percentage of total revenues and Net Service Revenues remained unchanged at 6% of total revenues and 26% of Net Service Revenues for the years ended December 31, 2014 and 2013.

Cost of providing services for 2013 increased by $43.1 million, or 68%, compared to 2012, primarily due to our acquisitions of SOI and Ambrose. Compensation-related costs increased by $31.3 million due to increased headcount, including $21.1 million from our acquisitions of SOI and Ambrose. Facilities-related costs increased by $1.7 million due to our acquisitions of SOI and Ambrose, partly offset by a reduction in expense associated with a renegotiation of certain lease terms. The remainder of the increase was due to an increase in WSEs other than those that we acquired from SOI and Ambrose.

Sales and Marketing

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$96,903	$73,901	$39,740	$23,002	31%	$34,161	86%
Marketing and advertising	19,667	15,863	8,894	3,804	24%	6,969	78%
Facilities	3,832	3,155	2,066	677	21%	1,089	53%
Other expenses	19,595	16,264	9,231	3,331	20%	7,033	76%
Total sales and marketing	$139,997	$109,183	$59,931	$30,814	28%	$49,252	82%

Sales and marketing expenses for 2014 increased by $30.8 million, or 28%, compared to 2013. Of this increase, $23.0 million was due to compensation-related costs, including $2.9 million from our acquisition of Ambrose and $18.3 million from our growth in direct sales channels, primarily the addition of new sales representatives, as well as a $1.5 million increase in stock based compensation. Marketing and advertising expenses increased $3.8 million, or 24%, primarily due to our acquisition of Ambrose and as a result of our effort to focus on market verticals and penetration.  Other expenses increased $3.3 million, or 20%, primarily due to increased sales travel, meeting and conference activities, as well as other expenses associated with recruiting efforts and information technology.  Sales and marketing expenses as a percentage of total revenues decreased to 6% for the year ended December 31, 2014 compared to 7% for the year ended December 31, 2013.  As a percentage of Net Service Revenues, sales and marketing expenses increased to 28% for the year ended December 31, 2014 compared to 26% for the year ended December 31, 2013.

Sales and marketing expenses for 2013 increased by $49.3 million, or 82%, compared to 2012. Of this increase, $34.2 million was attributable to compensation-related costs, $19.1 million of which was attributable to increased headcount mainly from our acquisitions of SOI and Ambrose, and $15.0 million of which was attributable to growth in our direct sales channel, primarily the addition of new sales representatives. The remaining increase in sales and marketing expenses was partially attributable to marketing and advertising expenses, which increased by $7.0 million, or 78%, largely due to our acquisitions of SOI and Ambrose. In addition, facilities-related expenses increased by $1.1 million, or 53%, primarily due to our acquisitions of SOI and Ambrose, and partly offset by reduction in expense associated with a renegotiation of certain lease terms. Other expenses increased by $7.0 million, or 76%, primarily due to increased sales travel, meeting and conference activities, as well as increased expenses associated with recruiting efforts and information technology spending to support the growth of our sales organization.

General and Administrative

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$32,697	$31,934	$23,384	$763	2%	$8,550	37%
Legal and professional fees	6,969	6,910	4,904	59	1%	2,006	41%
Other expenses	14,260	13,611	9,591	649	5%	4,020	42%
Total general and administrative	$53,926	$52,455	$37,879	$1,471	3%	$14,576	38%

General and administrative expenses for 2014, increased by $1.5 million, or 3%, compared to 2013. Of these expenses, compensation-related costs increased $0.8 million compared to 2013.  General and administrative expenses decreased to 2% of total revenues, or 11% of Net Service Revenues, for the year ended December 31, 2014, from 3% of total revenues, or 13% of Net Service Revenues, in the same period of the prior year as a result of efficiencies realized subsequent to our acquisitions.

General and administrative expenses for 2013 increased by $14.6 million, or 38%, compared to 2012, primarily due to increased headcount resulting from our acquisitions of SOI and Ambrose and increased legal, professional services and other corporate expenses resulting from these acquisitions and related integration efforts.

Systems Development and Programming

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$20,766	$15,493	$12,427	$5,273	34%	$3,066	25%
Other expenses	5,335	4,455	4,291	880	20%	164	4%
Total systems development and programming costs	$26,101	$19,948	$16,718	$6,153	31%	$3,230	19%

Systems development and programming costs for 2014 increased by $6.2 million, or 31%, compared to 2013. The increase was mainly due to an increase in compensation-related costs resulting from the increase in headcount to support and enhance our technology product delivery. Despite these increases, systems development and programming costs remained unchanged at 1% of total revenues, or 5% of Net Service Revenues, for the years ended December 31, 2014 and 2013.

Systems development and programming costs for 2013 increased by $3.2 million, or 19%, compared to 2012. Of this increase, $1.5 million was attributable to increased headcount from our acquisitions of SOI and Ambrose. The remaining increase was due to a $1.6 million increase in compensation-related costs resulting from the increase in headcount other than those we acquired from SOI and Ambrose to support and enhance our technology product delivery.

Amortization of Intangible Assets and Depreciation

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$52,302	$51,369	$17,441	$933	2%	$33,928	195%
Depreciation	$13,843	$11,737	$11,676	$2,106	18%	$61	1%

In 2014, amortization of intangible assets expense increased by $0.9 million, or 2%, primarily attributable to our acquisition of Ambrose in the third quarter of 2013, offset by expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions. Depreciation expense increased by $2.1 million, or 18%, compared to 2013, primarily attributable to depreciation from our acquisition of Ambrose.

Amortization of intangible assets for 2013 increased by $33.9 million, or 195%, compared to 2012. Such increase was primarily attributable to our acquisitions of SOI and Ambrose. Depreciation expense for 2013 increased by $0.1 million, or 1%, compared to 2012, primarily attributable to depreciation from our acquisitions of SOI and Ambrose, partially offset by accelerated depreciation recorded in 2012.

We accelerated depreciation expenses of $0.9 million, $0.8 million and $2.8 million in the years ended December 31, 2014, 2013, and 2012, respectively, due to significant changes in the extent and manner in which certain assets were expected to be used.

Other Income (Expense)

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(54,193)	$(45,724)	$(9,709)	$(8,469)	19%	$(36,015)	371%
Other, net	$478	$471	$57	$7	1%	$414	726%

Other income (expense) was primarily the result of interest expense under our credit facilities. In October 2012 we amended and restated our secured credit facility to provide for total borrowings of $350.0 million, and in April 2013 we amended our credit facility to provide for total borrowings of $500.0 million. In August 2013, we entered into two new senior secured credit facilities for total borrowings of $820.0 million to pay off our previous credit facility and pay a special dividend. At that time we recorded a charge of $11.4 million with respect to unamortized loan fees from the previous credit facility. Interest expense increased correspondingly with the increased indebtedness. In March 2014, we repaid $216.6 million of these facilities from our IPO proceeds. Interest expense increased for the year ended December 31, 2014 due to a $5.0 million charge related to the acceleration of loan fee amortization due to our refinancing activities, and a $3.8 million prepayment premium related to our partial repayment of the credit facilities during the year.

Provision for Income Taxes

	Year Ended			Change		Change
	December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(in thousands, except percentages)
Provision for income taxes	$17,579	$7,937	$20,344	$9,642	121%	$(12,407)	(61%	)
Effective tax rates	53.2%	37.6%	39.0%

Our provision for income taxes for 2014 increased by $9.6 million compared to 2013 primarily due to the increase in our pre-tax income and our effective tax rate increased from 37.6% for 2013 to 53.2% in 2014, primarily due to non-deductible stock-based compensation, and the revaluation of deferred taxes, based on regulatory state tax law changes enacted during the first quarter ended March 31, 2014. Of the $9.6 million increase, $2.6 million in discrete tax expense representing 7.8% of pretax income is attributed to the revaluation of deferred taxes due to a state law change. The remainder of the increase is primarily due to a release of uncertain tax positions recognized for the first quarter ended March 31, 2013.

Our provision for income taxes for 2013 decreased by $12.4 million compared to 2012 primarily due to the decrease in our pre-tax income. Our effective tax rate decreased from 39.0% for 2012 to 37.6% for 2013, primarily due to a release of uncertain tax positions as a result of statute expirations and a retroactive law change in 2013, allowing for recognition of certain tax credits.

Liquidity and Capital Resources

Our principal source of liquidity for operations is derived from cash provided by operating activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures. Our credit facilities have been used to fund acquisitions and dividends, and we have not relied on these facilities to provide liquidity for our operations. Our cash flow related to WSE payroll and benefits is generally matched by advance collection from our clients. To minimize the credit risk associated with remitting the payroll and associated taxes and benefits costs, we predominately require clients to prefund the payroll and related payroll taxes and benefits costs. To the extent this does not occur, our results of operations and cash flow may be negatively impacted.

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

The following table shows our capital resources for the stated periods:

	As of December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$134,341	$94,356
Working capital:
Corporate working capital	50,996	60,248
WSE-related assets, net of WSE-related liabilities	$4,581	$4,813

We had cash and cash equivalents of $134.3 million and $94.4 million as of December 31, 2014 and 2013, respectively. The increase was primarily due to the cash generated from operations during the year ended December 31, 2014. We believe that our existing cash and cash equivalents, working capital and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

WSE-related assets consist of cash and investments restricted for current workers compensation deductible payments, payroll funds collected, accounts receivable, unbilled revenues and refundable or prepaid amounts related to our sponsored workers compensation and health plan programs. WSE-related liabilities consist of customer prepayments, wages and payroll taxes accrued and payable and liabilities related to our sponsored workers compensation and health plan programs resulting from deductible reserves and premium amounts due to providers for enrolled employees expected to be disbursed within the next 12 months.

Our working capital asset accounts consist of cash and cash equivalents, accounts receivables, prepaid assets, WSE-related assets and other current assets. Liabilities included within working capital include accounts payable, accrued expenses, WSE-related liabilities and other current liabilities and the current portion of our notes payable. As of December 31, 2014, we had $51.0 million in corporate working capital and $4.6 million in WSE-related assets net of WSE-related liabilities. Corporate working capital decreased by $9.3 million as compared to December 31, 2013 primarily due to an increase in deferred tax liabilities.Included in WSE-related assets as of December 31, 2014 is $1.3 billion of payroll funds collected from customers, which represents cash available to settle short-term WSE-related operating liabilities. Changes in WSE-related assets and liabilities are included in operating cash flow in our consolidated statement of cash flows.

Under the terms of the agreements with our workers compensation insurance carriers, we are required to maintain collateral accounts to fund the carriers’ claim payments within our deductible layer. The collateral amount is determined at the beginning of each plan year based on estimated workers compensation wages and claim histories and the insurance carrier may adjust the balance when facts and circumstances change. As of December 31, 2014, we had $64.9 million of restricted cash included in WSE-related assets and $69.4 million of marketable securities designated as long-term restricted cash and investments on the consolidated balance sheet. Our restricted marketable securities investment portfolio represents U.S. long-term treasuries and mutual funds. We regularly review the collateral balances with our insurance carriers, and we do not anticipate any material additional collateral obligations to be required in 2014 for our workers compensation arrangements.

At December 31, 2014, we had approximately $544.9 million of outstanding debt under our credit facility. On July 9, 2014, we amended and restated our first lien credit facility pursuant to an amended and restated first lien credit agreement, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million. The tranche A term loans and the revolving credit facility will mature on July 9, 2019. The tranche B term loans will mature on July 9, 2017. Loans under the revolving credit facility are expected to be used for working capital and other general corporate purposes. The repayment of obligations under the Amended and Restated Credit Agreement could adversely affect our liquidity if we have not generated sufficient cash from our operations to meet these obligations when they are due.

Cash Flows

We generated positive cash flows from operating activities during 2014, 2013 and 2012. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$153,838	$100,721	$80,542
Investing activities	(45,427)	(212,438)	(262,608)
Financing activities	(68,311)	142,377	214,190
Effect of exchange rates on cash and cash equivalents	(115)	(53)	5
Net increase in cash and cash equivalents	$39,985	$30,607	$32,129

Cash Flows from Operating Activities

Net cash provided by operating activities was $153.8 million, $100.7 and $80.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Historically, cash provided by operating activities has been affected by our net income, adjusted for non-cash expense items (such as depreciation, amortization of intangible assets, deferred income taxes, and expense associated with stock-based compensation) and changes in working capital accounts. The fluctuation in our working capital accounts was primarily driven by WSE-related assets and liabilities, deferred taxes and increased workers compensation liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $45.4 million in 2014, as compared to $212.4 million in 2013 and $262.6 million in 2012. In 2014, we invested $24.9 million in debt securities compared to $7.8 million in 2013.  Investments to purchase property and equipment were $20.6 million for 2014 compared to $10.7 million for the same period of 2013 reflecting an increased investment in technology to enhance our product offerings. In 2013, we used $195.0 million (net of cash acquired) for the acquisition of Ambrose. In 2012 we used $225.8 million (net of cash acquired) for the acquisitions of SOI, Accord and ExpenseCloud and $28.5 million for investments in debt securities.

Cash Flows from Financing Activities

Net cash used in financing activities was $68.3 million in 2014, compared to $142.4 million provided by financing activities in 2013 and $214.2 million provided by financing activities in 2012. Net cash used in financing activities during 2014 consisted of $273.6 million in loan repayments, $16.4 million in stock repurchases and $11.1 million in payments for debt issuance costs, offset by $217.8 million of net proceeds received from the issuance of common stock in our IPO, $2.2 million received in connection with the exercise of stock options and $3.4 million in proceeds from issuance of our common stock for the employee stock purchase plan. Net cash provided by financing activities during 2013 was largely attributable to the borrowing of $970.0 million from our credit facilities, offset by $25.7 million in payments for debt issuance costs, $451.7 million in loan repayments, $14.6 million in common stock repurchases and $357.6 million of special dividends. Net cash provided by financing activities during 2012 was largely attributable to our borrowing of $405.0 million under our credit facility and receipt of $5.4 million in proceeds from stock option exercises, offset by $105.7 million in repayments of notes payable, the payment of a $75.4 million special dividend and the payment of $14.0 million in debt issuance costs.

2014 Credit Facility

In August 2013, we, as guarantor, our subsidiary TriNet HR Corporation, as borrower, and certain of our other subsidiaries as subsidiary guarantors entered into two senior secured credit facilities: (i) a $705.0 million first lien credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and (ii) a $190.0 million second lien credit facility with Wilmington Trust, National Association, as administrative agent. In March 2014, proceeds from our IPO were used to fully repay the $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of the first lien credit tranche B-1 term loan. Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million. On July 9, 2014, we amended and restated our first lien credit facility pursuant to an amended and restated first lien credit agreement, or the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of tranche A term loans, (ii) $200 million principal amount of tranche B term loans, and (iii) a revolving credit facility of $75 million. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.

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

The tranche A term loans and loans under the revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The applicable margins for the tranche A term loans and loans under the revolving credit facility are subject to reduction by 0.25% or 0.50%, or increase by 0.25%, based upon our total leverage ratio. The tranche B term loans bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum or the prime lending rate, plus an applicable margin equal to 1.75% per annum. We are required to pay a commitment fee of 0.50%, subject to decrease to 0.375% based on our total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2014, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$544,875	20,500	222,031	302,344	-
Interest on debt obligations	76,295	16,220	38,785	21,290	-
Workers compensation liabilities	112,954	26,784	31,267	15,994	38,909
Capital lease obligations	291	247	40	4	-
Operating lease obligations	35,165	10,877	12,956	6,817	4,515
Purchase obligations	14,847	5,751	9,096	-	-
Uncertain tax positions	2,641	2,584	57	-	-
Total	$787,068	$82,963	$314,232	$346,449	$43,424

Long-term debt obligations and interest on debt obligations reflect the terms of the Amended and Restated Credit Agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of December 31, 2014.

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

In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there has been no material losses related to such guarantees. In addition, in connection with our IPO, we entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to us. Such indemnification obligations are not included in the table above.

The uncertain tax positions disclosed in the above table excludes certain tax credit related reserves that are netted with tax credit carryforwards.  The reserve on these tax credits does not represent a contractual obligation or commitment because the associated tax credits have not been utilized to offset tax liability.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, service revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates include allowances for accounts receivable, workers compensation related assets and liabilities, health plan assets and liabilities, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Actual results could differ from those estimates.

The following accounting policies are critical and/or require significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Professional service revenues represent service fees charged to clients for co-employment services including processing HR transactions such as payroll and employment tax withholding and labor and benefit law compliance based on either a fixed fee per WSE per month or per transaction, or a percentage of WSEs’ payroll. Professional service revenues also include fees billed for other HR-related services such as talent acquisitions, performance management and time and expense reporting services in accordance with separate written service agreements. We recognize professional service revenues in the period the services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Insurance service revenues consist of insurance-related amounts and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health benefit insurance and workers compensation insurance. We recognize insurance service revenues in the period amounts are due and collectability is reasonably assured.

The professional service revenues and insurance service revenues are each considered separate units of accounting and the associated fees and insurance premiums are billed as such for the majority of our clients. For clients billed through a bundled invoice, the selling price of significant deliverables is determined based on the best estimate of selling price.

We are not the primary obligor for payroll and payroll tax payments and therefore these payments are not reflected as either revenue or expense. The gross payroll and payroll tax payments made on behalf of our clients, combined, were $25.6 billion, $17.6 billion and $10.0 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

We record a liability relating to work performed by WSEs but unpaid at the end of each period in the period in which the WSE performs work along with the related receivable for the same period. We generally charge an upfront non-refundable set-up fee for which the performance of such services is not a discrete earnings event and therefore the revenue is recognized on a straight-line basis over the estimated average client tenure.

Insurance Costs

Insurance costs includes insurance premiums paid to the insurance carriers for the health and workers compensation insurance coverage and the reimbursements paid to the insurance carriers for claim payments made by them within the insurance deductible layer.

Workers Compensation Insurance Reserves

We establish workers compensation insurance reserves to provide for our estimated costs of reimbursing our workers compensation insurance carriers for paying claims within the deductible layer in accordance with workers compensation insurance policies. These reserves include estimates for reported losses, plus amounts for those claims not yet reported, and estimates of certain expenses incurred by our carriers and third-party administrators in the course of processing and settling the claims. In establishing our workers compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

In estimating these reserves, we utilize our historical loss experience, exposure data and actuarial judgment, together with a range of inputs that are primarily based upon the WSEs’ job responsibilities, their location, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. All of these components can materially impact the reserves as reported in our consolidated financial statements. For each reporting period, we incorporate changes in the actuarial assumptions resulting from changes in our actual claims experience and other trends into our workers compensation claims cost estimates. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

We review the adequacy of our workers compensation insurance reserves on a quarterly basis. We reflect adjustments to previously established reserves in our results of operations for the period in which the adjustments are identified. These adjustments can be significant, reflecting any variety of new and adverse or favorable trends. Any unexpected increases in the severity or frequency of claims could harm our operating results.

We do not discount loss reserves accrued under these programs. We record claim costs that we expect to be paid within one year as accrued workers compensation costs and include them in worksite employee related liabilities as short-term liabilities, and we include costs that we expect to be paid beyond one year in long-term liabilities on our consolidated balance sheets.

At policy inception, we estimate annual premiums based on projected wages over the duration of the policy period. As actual wages are realized, the amounts paid for premiums may differ from the estimates we record, creating an asset or liability throughout the policy year. These differences can have a material effect on our consolidated financial position and results of operations.

Health Benefits Insurance Reserves

We establish health benefits insurance reserves to provide for our estimated costs of reimbursing our health benefits insurance carriers for paying claims within the deductible layer in accordance with health insurance policies. These reserves include estimates for reported losses, plus amounts for those claims not yet reported. We determine our health benefits insurance reserves based upon a number of factors, including actuarial calculations, our current and historical claims payment patterns, plan enrollment and medical trend rates. We record these reserves within health benefits payable and include them in WSE-related liabilities on our consolidated balance sheets.

Under certain contracts, based on plan performance, we may be entitled to receive refunds of premiums that we pay to our health benefits insurance carriers. We estimate these refunds based on our premium and claims data and record the prepaid health plan assets within WSE-related assets on our consolidated balance sheets. These prepaid health plan assets require our management to make assumptions and to apply judgment based on actuarial assumptions, claim history, medical trends and other industry-specific factors. If actual results are not consistent with our estimates or assumptions, it could harm our financial condition and results of operations.

We review the adequacy of our health benefits insurance reserves on a quarterly basis. We reflect adjustments to previously established reserves in our results of operations for the period in which the adjustments are identified. These adjustments can be significant, reflecting any variety of new and adverse or favorable trends. Any unexpected increases in the severity or frequency of claims could harm our operating results.

Goodwill and Other Intangible Assets

Our goodwill and identifiable intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually in the fourth quarter or when an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, all the goodwill is associated with one reporting unit. Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below carrying value. This assessment requires significant management judgment to evaluate the impact of various financial, macroeconomic, industry, and reporting unit specific qualitative factors.

Intangible assets with finite useful lives include purchased client lists, trade names, developed technologies and contractual agreements. Fair value of our intangible assets acquired in business combinations are corroborated using appraisals that are performed by independent third-party valuation firms. The assumptions utilized to determine the fair value of our intangible assets requires management’s assessment of various factors including business strategies and future expectations. Intangible assets are amortized over their respective estimated useful lives using either the straight-line method or an accelerated method, ranging from two to five years. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

These types of analyses contain uncertainties requiring management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses for goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and capitalized internal use software subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such as: (i) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (ii) a significant adverse change in legal factors or in business climate that could affect its value, or (iii) a current-period operation or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with its use.

An asset is considered impaired if the carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. An impairment charge is recognized for the amount by which the carrying amount of the assets exceeds its fair value. The adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs.

Our impairment loss calculations contain uncertainties which require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

Stock-Based Compensation

We have historically issued two types of stock-based awards to employees: restricted stock units and stock options. Compensation expense associated with restricted stock units is based on the fair value of our common stock on the grant date. Compensation expense associated with stock options is based on the estimated grant date fair value method using the Black-Scholes valuation model. Expense is recognized, net of estimated forfeitures, using a straight-line amortization method over the respective vesting period for awards during which the employee is required to perform service in exchange for such award.

Our option-pricing model requires the input of highly subjective assumptions, including the fair value of our common stock (prior to our IPO), the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock as follows:

•

Prior to our IPO in March 2014, because our common stock was not publicly traded, we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair market value of our common stock at each meeting at which awards were granted and approved. These factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) our performance, growth rate, financial condition and future financial projections; (iii) the value of our peer companies; (iv) changes to our business and our prospects; (v) lack of marketability of our common stock; (vi) the likelihood of achieving a liquidity event; and (vii) the rights, preferences and privileges of our preferred stock relative to those of our common stock. After the completion of our IPO, the fair value of our common stock has been based on the closing price of our common stock on the New York Stock Exchange.

•	Risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options.
•

Expected term represents the period that our share-based awards are expected to be outstanding. We estimated the expected term for a “plain vanilla” option using the simplified method allowed under current guidance, which uses the midpoint between the graded vesting period and the contractual termination date.

•

Expected volatility is determined by taking the average historical volatilities of our peer group based on daily price observations over a period equivalent to the expected term of the option. Our peer group consists of public companies primarily in HR service industry and are similar to us in size, stage of life cycle, and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

We declared special dividends in May 2011, March 2012, August 2013 and December 2013. These dividends are considered extraordinary and non-recurring. Consequently, we used an expected dividend yield of zero.

We estimate forfeitures based on historical forfeitures of equity awards and adjust the rate to reflect voluntary termination behaviors as well as trends of actual forfeitures. We will continue to evaluate our estimated forfeiture rate if actual forfeitures differ from our initial estimates. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The following table sets forth the assumptions made with respect to these assumptions for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	58%	48%	46%
Expected term (in years)	6.05	6.04	6.04
Risk-free interest rate	1.80%	1.26%	1.01%
Expected dividend yield	0%	0%	0%
Weighted-average grant-date fair value of stock options	$7.18	$4.11	$1.51

These assumptions represent management’s best estimates which involve inherent uncertainties and the application of management’s judgment. If facts and circumstances change and different assumptions are used, our share-based compensation expense could be materially different in the future. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future share-based compensation expense.

Income Taxes

We are subject to income taxes in the United States and Canada and we conduct our business primarily in the United States. Significant judgments are required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For transactions and calculations for which the ultimate tax determination is uncertain, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2014 and 2013, we had recognized tax liabilities of approximately $3.2 million and $2.9 million, respectively, related to uncertain income tax positions.

We periodically evaluate if it is more likely than not that some or all of the deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality (objective compared to subjective) is necessary to overcome negative evidence. Because certain federal and state net operating loss carryforwards may not be utilized prior to expiration, a valuation allowance on our deferred tax asset balance was recognized as of December 31, 2014.

We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. There are outstanding Notices of Proposed Assessment disallowing employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and Subsidiaries, which was acquired by TriNet on June 1, 2009.  While Appeals has denied the credits, and the Company plans to exhaust all administrative efforts to resolve this issue, it is likely that the matter will ultimately be resolved through litigation. With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-01— Income Statement-Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). ASU 2015-01 became effective on January 9, 2015. The amendment eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance in 2014. The adoption did not have an effect on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17— Business Combinations, which provides an acquired entity with an option to apply pushdown accounting to its financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 became effective on November 28, 2014. An acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. We adopted this guidance in 2014. The adoption did not have an effect on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12— Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. We do not expect this guidance to have a material effect on our consolidated financial statements. We plan to adopt this guidance in 2016.

In May 2014, the FASB issued ASU 2014-09— Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The guidance may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We expect to adopt this guidance in 2017. We have not yet selected a method of adoption and we are currently evaluating the effect that the guidance will have on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11— Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. We adopted this guidance in 2014. The adoption did not have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivable in connection with workers compensation premiums totaling $1.8 billion at December 31, 2014. Included in this amount was $52.4 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities. Our investments are made for capital preservation purposes. The cash and cash equivalents, restricted cash, payroll funds collected and workers compensation premium receivable are held for working capital purposes.

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

We also had total outstanding indebtedness of $544.9 million as of December 31, 2014, of which $20.5 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates of LIBOR + 2.75% over the term of the facility.  As a result of our credit facility, we are exposed to changes in interest rates. With an increase in interest rates in effect at December 31, 2014 of 100 basis points, our interest expense for 2015 through 2019 would be $95.5 million. On the other hand, with a decrease in interest rates in effect at December 31, 2014 of 100 basis points, our interest expense for 2015 through 2019 would be $57.1 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

TriNet Group, Inc.

We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriNet Group, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

March 30, 2015

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$134,341	$94,356
Restricted cash	14,543	15,267
Prepaid income taxes	26,711	3,331
Deferred income taxes	—	68
Prepaid expenses	9,336	7,849
Deferred loan costs and other current assets	4,271	5,238
Worksite employee related assets	1,635,136	772,437
Total current assets	1,824,338	898,546
Workers compensation receivable	31,905	25,381
Restricted cash and investments	69,447	36,968
Property and equipment, net	32,298	25,690
Goodwill	288,857	288,857
Other intangible assets, net	81,718	134,020
Deferred income taxes	7,184	1,000
Deferred loan costs and other assets	12,017	24,276
Total assets	$2,347,764	$1,434,738
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,273	$7,315
Accrued corporate wages	29,179	26,264
Deferred income taxes	65,713	16,535
Current portion of notes payable and borrowings under capital leases	20,738	6,669
Other current liabilities	10,303	9,078
Worksite employee related liabilities	1,630,555	767,624
Total current liabilities	1,768,761	833,485
Notes payable and borrowings under capital leases, less current portion	524,412	812,208
Workers compensation liabilities	75,448	45,309
Deferred income taxes	—	8,888
Other liabilities	4,902	5,210
Total liabilities	2,373,523	1,705,100
Commitments and contingencies (Note 13)
Series G convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $59,306); no shares authorized, issued and outstanding at December 31, 2014; 5,391,441 shares authorized, issued and outstanding at December 31, 2013	—	59,059
Series H convertible preferred stock, $.0001 per share stated value (aggregate liquidation preference of $60,000); no shares authorized, issued and outstanding at December 31, 2014; 4,124,986 shares authorized, issued and outstanding at December 31, 2013	—	63,819
Stockholders’ deficit:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized at December 31, 2014; 69,811,326 and 15,259,540 shares issued and outstanding at December 31, 2014 and 2013	442,682	74,160
Accumulated deficit	(468,127)	(467,209)
Accumulated other comprehensive loss	(314)	(191)
Total stockholders’ deficit	(25,759)	(393,240)
Total liabilities and stockholders’ deficit	$2,347,764	$1,434,738

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Professional service revenues	$342,074	$272,372	$148,233
Insurance service revenues	1,851,457	1,371,903	870,828
Total revenues	2,193,531	1,644,275	1,019,061
Costs and operating expenses:
Insurance costs	1,686,315	1,226,585	750,025
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	134,256	106,661	63,563
Sales and marketing	139,997	109,183	59,931
General and administrative	53,926	52,455	37,879
Systems development and programming costs	26,101	19,948	16,718
Amortization of intangible assets	52,302	51,369	17,441
Depreciation	13,843	11,737	11,676
Total costs and operating expenses	2,106,740	1,577,938	957,233
Operating income	86,791	66,337	61,828
Other income (expense):
Interest expense and bank fees	(54,193)	(45,724)	(9,709)
Other, net	478	471	57
Income before provision for income taxes	33,076	21,084	52,176
Provision for income taxes	17,579	7,937	20,344
Net income	$15,497	$13,147	$31,832
Net income per share:
Basic	$0.24	$0.26	$0.66
Diluted	$0.22	$0.24	$0.63
Weighted average shares:
Basic	56,160,539	12,353,047	9,805,384
Diluted	59,566,773	15,731,807	12,476,091

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$15,497	$13,147	$31,832
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(8)	(9)	36
Unrealized gains (losses) on interest rate cap	–	66	(66)
Foreign currency translation adjustments	(115)	(53)	5
Total other comprehensive income (loss), net of tax	(123)	4	(25)
Comprehensive income	$15,374	$13,151	$31,807

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

								Accumulated
	Preferred Stock–		Preferred Stock–					Other	Total
	Series G		Series H		Common Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Loss	Deficit
Balance at December 31, 2011	5,391,441	$59,059	4,124,986	$63,819	8,398,712	$35,440	$(64,550)	$(170)	$(29,280)
Net income	—	—	—	—	—	—	31,832	—	31,832
Other comprehensive loss	—	—	—	—	—	—	—	(25)	(25)
Issuance of common stock from vested restricted stock units	—	—	—	—	75,992	—	—	—	—
Issuance of common stock from exercise of stock options	—	—	—	—	2,858,784	5,391	—	—	5,391
Repurchase of common stock	—	—	—	—	(624,264)	—	(2,683)	—	(2,683)
Stock-based compensation expense	—	—	—	—	—	4,360	—	—	4,360
Excess tax benefit from equity incentive plan activity	—	—	—	—	—	297	—	—	297
Special dividend	—	—	—	—	—	—	(75,450)	—	(75,450)
Balance at December 31, 2012	5,391,441	59,059	4,124,986	63,819	10,709,224	45,488	(110,851)	(195)	(65,558)
Net income	—	—	—	—	—	—	13,147	—	13,147
Other comprehensive income	—	—	—	—	—	—	—	4	4
Issuance of common stock from vested restricted stock units	—	—	—	—	36,512	—	—	—	—
Issuance of common stock from exercise of stock options	—	—	—	—	5,730,544	7,109	—	—	7,109
Repurchase of common stock	—	—	—	—	(1,216,740)	—	(11,985)	—	(11,985)
Stock-based compensation expense	—	—	—	—	—	5,953	—	—	5,953
Excess tax benefit from equity incentive plan activity	—	—	—	—	—	15,610	—	—	15,610
Special dividend	—	—	—	—	—	—	(357,520)	—	(357,520)
Balance at December 31, 2013	5,391,441	59,059	4,124,986	63,819	15,259,540	74,160	(467,209)	(191)	(393,240)
Net income	—	—	—	—	—	—	15,497	—	15,497
Other comprehensive loss	—	—	—	—	—	—	—	(123)	(123)
Issuance of common stock from vested restricted stock units	—	—	—	—	4,250	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	249,494	3,393	—	—	3,393
Conversion of preferred stock	(5,391,441)	(59,059)	(4,124,986)	(63,819)	38,065,708	122,878	—	—	122,878
Issuance of common stock from exercise of stock options	—	—	—	—	1,712,278	2,193	—	—	2,193
Issuance of common stock, net of initial public offering cost	—	—	—	—	15,091,074	217,796	—	—	217,796
Repurchase of common stock	—	—	—	—	(571,018)	—	(16,440)	—	(16,440)
Stock-based compensation expense	—	—	—	—	—	10,660	—	—	10,660
Excess tax benefit from equity incentive plan activity	—	—	—	—	—	9,663	—	—	9,663
Excess tax benefit from initial public offering	—	—	—	—	—	1,939	—	—	1,939
Special dividend forfeited	—	—	—	—	—	—	25	—	25
Balance at December 31, 2014	—	$—	—	$—	69,811,326	$442,682	$(468,127)	$(314)	$(25,759)

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$15,497	$13,147	$31,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,403	73,838	31,196
Deferred income taxes	43,842	(6,680)	7,658
Stock-based compensation	10,660	6,113	4,360
Excess tax benefit from equity incentive plan activity	(9,663)	(15,610)	(297)
Accretion of workers compensation and leases fair value adjustment	(1,090)	(1,427)	(1,371)
Changes in operating assets and liabilities:
Restricted cash	(6,880)	(6,118)	6,738
Prepaid expenses and other current assets	(7,389)	(7,723)	(1,026)
Workers compensation receivables	(5,413)	9,876	3,776
Other assets	8,004	4,052	753
Accounts payable	5,212	976	(150)
Income tax payable/receivable	(21,448)	6,394	(6,273)
Other current liabilities	7,749	13,186	1,789
Other liabilities	30,122	4,149	1,564
Worksite employee related assets	(862,699)	(304,265)	(75,598)
Worksite employee related liabilities	862,931	310,813	75,591
Net cash provided by operating activities	153,838	100,721	80,542
Investing activities
Acquisition of businesses	–	(194,998)	(225,817)
Purchase of debt securities	(24,875)	(7,750)	(28,497)
Purchase of property and equipment	(20,552)	(10,690)	(9,658)
Proceeds from sale and maturity of debt securities	–	1,000	1,364
Net cash used in investing activities	(45,427)	(212,438)	(262,608)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	217,796	–	–
Proceeds from issuance of common stock on exercised options	2,193	7,109	5,391
Proceeds from issuance of common stock for employee stock purchase plan	3,393	–	–
Excess tax benefit from equity incentive plan activity	9,663	15,610	297
Borrowings under notes payable	–	970,000	405,000
Repayment of notes payable	(273,550)	(451,679)	(105,681)
Payment of debt issuance costs	(11,060)	(25,697)	(14,001)
Payments of special dividend	–	(357,582)	(75,353)
Repayments under capital leases	(306)	(778)	(825)
Repurchase of common stock	(16,440)	(14,606)	(638)
Net cash provided by (used in) financing activities	(68,311)	142,377	214,190
Effect of exchange rate changes on cash and cash equivalents	(115)	(53)	5
Net increase in cash and cash equivalents	39,985	30,607	32,129
Cash and cash equivalents at beginning of period	94,356	63,749	31,620
Cash and cash equivalents at end of period	$134,341	$94,356	$63,749

Supplemental disclosures of cash flow information
Cash paid for interest	$32,051	$30,534	$5,355
Cash paid for income taxes, net of refunds	$(3,809)	$8,070	$19,595
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$1,290	$1,302	$218

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

The Company provides its services through co-employment relationships with its customers, under which the Company and its customers each take responsibility for certain portions of the employer-employee relationship for worksite employees, or WSEs. The Company is the employer of record for most administrative and regulatory purposes, including the following: (i) compensation through wages and salaries; (ii) employer payroll-related taxes payment; (iii) employee payroll-related taxes withholding and payment; (iv) employee benefit programs including health and life insurance, and others; and (v) workers compensation coverage.

Segment Information

The Company operates in one reportable segment in accordance with Accounting Standard Codification (ASC) Topic 280 – Segment Reporting. All of the Company’s service revenues are generated from external customers. Less than 1% of revenues are generated outside of the United States of America (U.S.). Substantially all of the Company’s long-lived assets are located in the U.S.

Basis of Presentation

The accompanying consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheets present the current assets and current liabilities directly related to the processing of human resources transactions as WSE-related assets and WSE-related liabilities, respectively. WSE-related assets comprise cash and investments restricted for current workers compensation claim payments, payroll funds collected, accounts receivable, unbilled service revenues, and refundable or prepaid amounts related to the Company-sponsored workers compensation and health plan programs. WSE-related liabilities comprise customer prepayments, wages and payroll taxes accrued and payable, and liabilities related to the Company-sponsored workers compensation and health plan programs resulting from workers compensation case reserves, premium amounts due to providers for enrolled employees, and workers compensation and health reserves that are expected to be disbursed within the next 12 months.

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

Revenue Recognition

Professional service revenues represent service fees charged to clients for co-employment services, including processing payroll and employment tax withholding; payment to WSEs; and labor and benefit law compliance based on either a fixed fee per WSE per month or per transaction, or a percentage of WSEs’ payroll. Professional service revenues also include fees billed for other human resource-related services, such as talent acquisitions, performance management, and time and expense reporting services in accordance with separate written service agreements. Professional service revenues are recognized in the period the services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Insurance service revenues consist of insurance-related amounts and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health benefit insurance and workers compensation insurance. Insurance service revenues are recognized in the period amounts are due and collectibility is reasonably assured.

The professional service revenues and insurance service revenues are each considered separate units of accounting and the associated fees and insurance premiums are billed as such for the majority of the Company’s clients. For clients billed through a bundled invoice, the selling price of significant deliverables is determined based on the best estimate of the selling price.

The Company is not the primary obligor for payroll and payroll tax payments and, therefore, these payments are not reflected as either revenue or expense. The gross payroll and payroll tax payments made on behalf of the clients, combined, were $25.6 billion, $17.6 billion and $10.0 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company records a liability relating to work performed by WSEs but unpaid at the end of each period in the period in which the WSEs perform work, along with the related receivable for the same period. The Company generally charges an upfront non-refundable set-up fee for which the performance of onboarding services is not a discrete earnings event, and therefore the revenue is recognized on a straight-line basis over the estimated average client tenure.

Insurance Costs

Insurance premiums paid to the insurance carriers for the health and workers compensation insurance coverage and the reimbursements paid to the insurance carriers for claim payments made to the WSEs within the insurance deductible layer are included in cost and operating expenses as insurance costs.

Workers Compensation Insurance Reserves

Workers compensation insurance reserves are established to provide for the estimated costs of paying claims within the deductible layer in accordance with workers compensation insurance policies. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. In establishing the workers compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

In estimating these reserves, the Company utilizes historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the WSE job responsibilities, their location, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. All of these components could materially impact the reserves as reported in the consolidated financial statements. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the workers compensation claims cost estimates. Accordingly, final claim settlements may vary materially from the present estimates, particularly when those payments may not occur until well into the future.

The Company regularly reviews the adequacy of workers compensation insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Any unexpected increases in the severity or frequency of claims could result in material adverse effects to the operating results.

The Company does not discount loss reserves accrued under these programs. Claim costs expected to be paid within one year are recorded as accrued workers compensation costs and included in short-term worksite employee related liabilities, while costs expected to be paid beyond one year are included in long-term liabilities on the consolidated balance sheets.

At policy inception, annual premiums are estimated based on projected wages over the duration of the policy period. As actual wages are realized, the amounts paid for premiums may differ from the estimates recorded by the Company, creating an asset or liability throughout the policy year. Such differences could have a material effect on the Company’s consolidated financial position and results of operations.

Health Benefits

Health benefits insurance reserves are established to provide for the estimated costs of reimbursing the carriers for paying claims within the deductible layer in accordance with health insurance policies. These reserves include estimates for reported losses, plus estimates for claims incurred but not reported. Reserves are determined regularly by the Company based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates. Ultimate health insurance reserves may vary in subsequent years from the amounts estimated. As of December 31, 2014 and 2013, liability reserves of $82.1 million and $46.6 million, respectively, were recorded within health benefits payable and are included in WSE-related liabilities in the accompanying consolidated balance sheets.

Under certain contracts, based on plan performance, the Company may be entitled to receive refunds of premiums. We estimate these refunds based on premium and claims data and record these as prepaid health plan expenses within WSE-related assets on the consolidated balance sheet. As of December 31, 2014 and 2013, the Company had $4.9 million and $7.6 million, respectively, as prepaid health plan expenses included within WSE-related assets.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and short-term, highly liquid investments. Investments with original maturity dates of three months or less are considered cash equivalents.

Investments

The Company classifies its investments as available-for-sale and are carried at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity or sale. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company uses the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. Realized gains and losses are included in other income in the accompanying consolidated statement of operations.

The Company assesses whether an other-than-temporary impairment loss has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account our current intent to sell, or not sell, the security, and whether it is more likely than not that we will not be required to sell the security before recovery of its amortized cost.

Accounts Receivable

The Company’s accounts receivable, which represent outstanding gross billings to customers, are reported net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions and other factors that may affect customers’ ability to pay, and charges off amounts when they are deemed uncollectible.

Property and Equipment

The Company records property and equipment at historical cost and computes depreciation using the straight-line method over the estimated useful lives of the assets or the lease terms, generally three to five years for software and office equipment, five to seven years for furniture and fixtures, and the shorter of the asset life or the remaining lease term for leasehold improvements. The Company expenses the cost of maintenance and repairs as incurred and capitalizes betterments.

Internal Use Software

The Company capitalizes internal and external costs incurred to develop internal-use computer software during the application development stage. Application development stage costs include license fees paid to third-parties for software use, software configuration, coding, and installation. Capitalized costs are amortized on a straight-line basis over the estimated useful life, typically ranging from three to five years, commencing when the software is placed into service. The Company expenses costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training costs, and costs that do not add functionality to existing systems. For the years ended December 31, 2014, 2013 and 2012, internally developed software costs capitalized were $6.3 million, $3.3 million and $4.3 million respectively.

Goodwill and Other Intangible Assets

The Company’s goodwill and identifiable intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment on an annual basis or when an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous and, as a result, all goodwill is associated with the Company’s one reportable segment.

Intangible assets with finite useful lives include purchased customer lists, trade names, developed technologies, and contractual agreements. Intangible assets are amortized over their respective estimated useful lives ranging from two to six years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Annually, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2014, 2013 and 2012.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if the carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. An impairment charge is recognized for the amount by which the carrying amount of the assets exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs.

Advertising Costs

The Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $7.3 million, $7.5 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

The Company has issued three types of stock-based awards to employees: restricted stock units, stock options and employee stock purchase plan. Compensation expense associated with restricted stock units is based on the fair value of common stock on the date of grant. Compensation expense associated with stock options and employee stock purchase plan are based on the estimated grant date fair value method using the Black-Scholes valuation model. Expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures. A tax benefit from stock-based compensation is recognized in equity to the extent that an incremental tax benefit is realized.

Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax effects based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes under current tax laws. Deferred tax expense results from the change in the net liability for deferred income taxes between periods.

The Company maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions are more likely than not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more likely than not standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the more likely than not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more likely than not standard could materially impact the Company’s results of operations or financial position. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and cash equivalents, investments, restricted cash and restricted investments (including payroll funds collected), accounts receivable, and amounts due from insurance carriers. The Company maintains its cash and cash equivalents, investments, restricted cash and restricted investments (including payroll funds collected) principally in domestic financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s exposure to credit risk in the event of default by the financial institutions holding these funds is limited to amounts currently held by the institution in excess of insured amounts.

Under the terms of professional services agreements, customers agree to maintain sufficient funds or other satisfactory credit at all times to cover the cost of its current payroll, all accrued paid time off, vacation or sick leave balances, and other vested wage and benefit obligations for all their work site employees. The Company generally requires payment from its customers on or before the applicable payroll date.

For certain customers, the Company requires an indemnity guarantee payment (IGP) supported by a letter of credit, bond, or a certificate of deposit from certain financial institutions. The IGP typically equals the total payroll and service fee for one average payroll period.

As of December 31, 2014, one customer accounted for 12% of accounts receivable. As of December 31, 2013, one customer accounted for 15% of accounts receivable and one customer accounted for 13% of accounts receivable. No customer accounted for more than 10% of service revenues in the years ended December 31, 2014, 2013 or 2012. Bad debt expense, net of recoveries was $1.4 million, $0.6 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-01— Income Statement-Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standard (the Simplification Initiative). ASU 2015-01 became effective on January 9, 2015. The amendment eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this guidance in 2014. The adoption did not have an effect on the consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17— Business Combinations, which provide an acquired entity with an option to apply pushdown accounting in its financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 became effective on November 28, 2014. An acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company adopted this guidance in 2014. The adoption did not have an effect on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12— Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company does not expect this guidance to have a material effect on its consolidated financial statements. The Company plans to adopt this guidance in 2016.

In May 2014, the FASB issued ASU 2014-09— Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The guidance may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company expects to adopt this guidance in 2017. The Company has not yet selected a method of adoption and is currently evaluating the effect that the guidance will have on the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11— Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however retrospective application is permitted. The Company adopted this guidance in 2014. The adoption did not have a material effect on the consolidated financial statements.

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES

The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	December 31,	December 31,
	2014	2013
Worksite employee-related assets:
Restricted cash	$64,890	$19,154
Restricted investment	4,555	2,317
Payroll funds collected	1,336,994	490,058
Unbilled revenue, net of advance collection of $113,190 and $54,159 at December 31, 2014 and 2013, respectively	203,599	200,641
Accounts receivable, net of allowance for doubtful accounts of $388 and $865 at December 31, 2014 and 2013, respectively	5,193	10,450
Prepaid health plan expenses	4,932	7,584
Refundable health plan premiums	–	17,601
Refundable workers compensation premiums	7,975	20,834
Prepaid workers compensation expenses	1,256	1,414
Other payroll assets	5,742	2,384
Total worksite employee-related assets	$1,635,136	$772,437

Worksite employee-related liabilities:
Unbilled wages accrual	$292,906	$243,640
Payroll taxes payable	1,119,427	358,285
Health benefits payable	104,220	67,132
Customer prepayments	53,770	51,902
Workers compensation payable	36,778	23,453
Other payroll deductions	23,454	23,212
Total worksite employee-related liabilities	$1,630,555	$767,624

NOTE 3. WORKERS COMPENSATION

The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence.

The following summarizes the activities in liability for unpaid claims and claims adjustment expenses (in thousands):

	Year Ended December 31,
	2014	2013

Liability for unpaid claims and claims adjustment at beginning of period	$58,610	$53,900
Plans acquired through business combinations	–	481
Incurred related to:
Current year	61,669	26,401
Prior years	(4,725)	(3,319)
Total incurred	56,944	23,082
Paid related to:
Current year	(13,525)	(8,055)
Prior years	(9,623)	(10,798)
Total paid	(23,148)	(18,853)
Liability for unpaid claims and claims adjustment at end of period	92,406	58,610
Other premiums and collateral liabilities	19,820	10,152
Total workers compensation liabilities at end of period	$112,226	$68,762
Current portion included in worksite employee-related liability	36,778	23,453
Long term portion	$75,448	$45,309

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of December 31, 2014 and 2013, such restricted amounts of $36.5 million and $21.5 million, respectively, are presented as restricted cash and restricted investment within WSE-related assets in the accompanying consolidated balance sheets. In addition, at December 31, 2014 and 2013, $69.4 million and $37.0 million, respectively, are presented as long-term restricted cash and investments.

NOTE 4. BUSINESS COMBINATION

The purchase price for each business combination is allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on the fair value at the date of purchase. Purchase price in excess of the identifiable assets and liabilities is recorded as goodwill. All acquisition-related costs are expensed as incurred and recorded in operating expenses. The Company includes operations associated with acquisitions from the date of acquisition.

The Company made no acquisitions during 2014.

Ambrose Employer Group, LLC (Ambrose)

On July 1, 2013 (the acquisition date), the Company acquired 100% of the outstanding equity of Ambrose Employer Group, LLC (Ambrose).

The estimated acquisition date fair value of the consideration transferred totaled $195.0 million, which consisted of the following (in thousands):

Cash paid to equity holders	$201,271
Cash and cash equivalents acquired	(6,273)
Total	$194,998

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Restricted cash	$442
WSE-related assets	57,366
Prepaid expenses and other current assets	893
Goodwill	98,918
Identifiable intangible assets	94,380
Property and equipment	1,358
Other noncurrent assets	878
WSE-related liabilities	(53,115)
Accounts payable and accrued liabilities	(5,646)
Deferred rent	(126)
Other long term liabilities	(350)
Consideration transferred	$194,998

The goodwill of $98.9 million is primarily attributable to the synergies and economies of scale expected from the acquisition of Ambrose. Because the Company acquired a 100% interest in Ambrose, a limited liability company, the Company received a stepped-up tax basis in the fair market value of the assets. Therefore, the goodwill is deductible for income tax purposes. The estimated fair value of the acquired identifiable other intangible assets of $94.4 million consisted of customer contracts, trademarks and non-compete agreements valued at $90.4 million, $2.6 million and $1.4 million, respectively.

The Company recognized $0.4 million of acquisition-related costs for the Ambrose acquisition within general and administrative expenses in the accompanying consolidated statements of operations.

Ambrose contributed revenues of $134.5 million and net income of $1.6 million to the Company from July 1, 2013 to December 31, 2013.

SOI Holdings, Inc. (SOI)

On October 24, 2012 (the acquisition date), the Company acquired 100% of the outstanding equity of SOI Holdings, Inc. (SOI), the parent company of Strategic Outsourcing, Inc.

The estimated acquisition date fair value of the consideration transferred totaled $195.8 million, which consisted of the following (in thousands):

Cash paid to equity holders	$198,171
Receivable from equity holders	(1,893)
Cash and cash equivalents acquired	(504)
Total	$195,774

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Restricted cash	$700
WSE-related assets	122,135
Prepaid expenses and other current assets	600
Goodwill	164,616
Identifiable intangible assets	81,500
Property and equipment	8,941
Other noncurrent assets	464
WSE-related liabilities	(115,902)
Accrued corporate wages	(2,611)
Deferred income taxes	(17,386)
Current portion of notes payable and borrowings under capital leases	(579)
Other current liabilities	(3,841)
Other noncurrent liabilities	(42,863)
Consideration transferred	$195,774

The goodwill of $164.6 million is primarily attributable to the synergies and economies of scale expected from the acquisition of SOI. None of the goodwill recognized is expected to be deductible for income tax purposes. The estimated fair value of the acquired identifiable other intangible assets of $81.5 million consisted of customer contracts and trademarks valued at $68.0 million and $13.5 million, respectively. The Company recorded $31.3 million in deferred tax liabilities associated with the identifiable intangible assets, $0.1 million of which is included in current deferred income taxes, while $31.2 million is included in other noncurrent liabilities above. Additionally, $17.3 million of current deferred tax liabilities and $9.4 million of noncurrent deferred tax liabilities were acquired in the transaction, for a total of $58.0 million in total deferred tax liabilities. During the year ended December 31, 2013, an adjustment to goodwill of $5.1 million was recorded, reducing the SOI goodwill balance to $159.5 million as a result of finalizing provisional income tax amounts.

The Company recognized $0.6 million of acquisition-related costs for the SOI acquisition within general and administrative expenses in the accompanying consolidated statements of operations.

SOI contributed revenues of $17.2 million and a net loss of $1.4 million to the Company from October 24, 2012 to December 31, 2012.

210 Park Avenue Holding, Inc. (Accord)

On April 26, 2012, the Company acquired 100% of the stock of 210 Park Avenue Holding, Inc. (Accord), an Oklahoma-based professional employer organization, for total consideration of $25.5 million, net of cash and cash equivalents acquired of $2.1 million. The acquisition of Accord resulted in approximately $16.3 million of goodwill, which is not deductible for tax purposes.   Identifiable intangible assets acquired, which totaled approximately $13.8 million, consist of customer list, trademarks and non-compete agreements.

App7, Inc. (ExpenseCloud)

On May 3, 2012, the Company acquired 100% of the stock of App7, Inc. (ExpenseCloud), an expense management solution company, for total consideration of $2.7 million, net of cash acquired.  The acquisition of ExpenseCloud resulted in approximately $1.8 million of goodwill, which is not deductible for tax purposes.  Identifiable intangible assets acquired, which totaled approximately $1.2 million, consist of developed technology and non-compete agreements.

The 2013 and 2012 acquisitions reflect the Company’s continued business strategy to diversify and expand its customer base as well as to expand its human resources services and solutions available to the Company’s current and target clients. Operating results of Ambrose, SOI, Accord and ExpenseCloud have been combined with TriNet’s operating results from the respective dates of acquisition.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of TriNet, SOI and Ambrose for the years ended December 31, 2013 and 2012 as if the SOI and Ambrose acquisition had occurred as of the beginning of 2012, by applying certain adjustments, principally adding acquisition financing costs and the amortization of acquired intangible assets and removing acquisition-related transaction expenses and SOI historical debt costs (in thousands):

	Year Ended December 31,
	2013	2012
Total revenues	$1,749,115	$1,424,876
Net income	7,978	16,374

This pro forma information is based on estimates and assumptions, which Company management believes are reasonable, and is not necessarily indicative of the results of operations in future periods or the results that actually would have been realized had TriNet, Ambrose and SOI been a combined company during the specified periods.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	December 31,	December 31,
	2014	2013

Software	$53,349	$43,513
Office equipment, including data processing equipment	18,550	14,667
Leasehold improvements	7,092	6,836
Furniture, fixtures, and equipment	6,450	3,998
Projects in progress	6,786	5,106
	92,227	74,120
Accumulated depreciation	(59,929)	(48,430)
Property and equipment, net	$32,298	$25,690

Software and furniture, fixtures, and equipment include amounts for assets under capital leases of $1.4 million at December 31, 2014 and 2013. Accumulated depreciation of these assets was $0.9 million and $0.5 million at December 31, 2014 and 2013, respectively. Amortization of assets held under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.

Projects in progress consist primarily of software development costs. The Company capitalizes software development costs intended for internal use. The Company recognized depreciation expense for capitalized internally developed software of $5.2 million, $4.5 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accumulated depreciation for these assets was $29.4 million and $25.3 million at December 31, 2014 and 2013, respectively. The Company periodically assesses the likelihood of unsuccessful completion of projects in progress, as well as monitoring events or changes in circumstances, which might suggest that impairment has occurred and recoverability should be evaluated. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds the future net cash flows expected to be generated by the asset. Due to significant changes in the extent and manner in which assets were expected to be used, the Company recognized losses of $0.9 million, $0.8 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and included these charges in depreciation expense in the accompanying consolidated statements of operations.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following schedule summarizes goodwill and other intangible assets (in thousands):

	December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	-	$288,857	$-	$288,857
Amortizable intangibles:
Customer contracts	3-5 years	209,850	(134,454)	75,396
Trademark	3 years	16,900	(11,761)	5,139
Developed technology	5 years	1,000	(533)	467
Noncompete agreements	2-3 years	1,940	(1,224)	716
	4 years	229,690	(147,972)	81,718
Total		$518,547	$(147,972)	$370,575

	December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	-	$288,857	$-	$288,857
Amortizable intangibles:
Customer contracts	3-5 years	209,850	(88,579)	121,271
Trademark	3 years	16,900	(6,128)	10,772
Developed technology	5 years	1,000	(333)	667
Noncompete agreements	2-3 years	1,940	(630)	1,310
	4 years	229,690	(95,670)	134,020
Total		$518,547	$(95,670)	$422,877

Amortization expense related to amortizable intangibles in future periods as of December 31, 2014 is expected to be as follows (in thousands):

Year ending December 31:
2015	$38,905
2016	18,376
2017	16,617
2018	7,820
2019 and thereafter	-
Total	$81,718

NOTE 7. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The Company’s noncurrent restricted cash and investments include $48.4 million of available-for-sale marketable securities and $21.0 million of cash collateral at December 31, 2014. The Company’s restricted investments within WSE-related assets include $2.2 million of available-for-sale marketable securities and $2.3 million of certificates of deposit as of December 31, 2014. The available-for-sale marketable securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
U.S. treasuries	$50,075	$22	$(15)	$50,082
Mutual funds	500	6	–	506
Total investments	$50,575	$28	$(15)	$50,588

December 31, 2013:
U.S. treasuries	$35,900	$38	$(20)	$35,918
Mutual funds	500	8	–	508
Total investments	$36,400	$46	$(20)	$36,426

There were no realized gains or losses for the year ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, the contractual maturities of the U.S. treasuries were two to three years.

As of December 31, 2014 and 2013, certain of the Company’s U.S. treasuries were in an unrealized loss position, all for a period of less than 12 months. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 59% and 24%, respectively, of the total fair value of all securities available for sale and their unrealized loss was $0.02 million as of each December 31, 2014 and 2013. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering such assumptions, the Company uses a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
December 31, 2014
Certificate of deposit	$2,318	$2,318	$–	$–
U.S. treasuries	50,082	50,082	–	–
Mutual funds	506	506	–	–
Interest rate cap	1	–	1	–
Total	$52,907	$52,906	$1	$–
December 31, 2013:
Certificates of deposit	$2,858	$2,858	$–	$–
U.S. treasuries	35,918	35,918	–	–
Mutual funds	508	508	–	–
Interest rate cap	47	–	47	–
Total	$39,331	$39,284	$47	$–

There were no transfers between Level I and Level II assets for the years ended December 31, 2014 or 2013.

As of December 31, 2014 and 2013, certificate of deposit consisted of certificates of deposit held by domestic financial institutions, of which $2.3 million are presented as restricted investments within WSE-related assets. As of December 31, 2013, $0.5 million are presented as noncurrent restricted investments in the accompanying consolidated balance sheets.

The book value of the Company’s financial instruments not measured at fair value, including cash, restricted cash, WSE-related assets and liabilities, line of credit and accrued corporate wages approximates fair value due to the relatively short maturity, cash repayments or market interest rates of such instruments. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows.

At December 31, 2014 and 2013, the carrying value of our notes payable of $544.9 million and $818.4 million, respectively, approximated fair value. The estimate fair values of our notes payable are considered a level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 8. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES

The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	December 31,	December 31,
	2014	2013
Notes payable under credit facility	$544,875	$818,425
Capital leases	275	452
Less current portion	(20,738)	(6,669)
	$524,412	$812,208

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

On July 9, 2014, the Company amended and restated its first lien credit facility pursuant to an amended and restated first lien credit agreement (“the Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for: (i) $375.0 million principal amount of “tranche A term loans,” (ii) $200.0 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75.0 million. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.

The tranche A term loans and the revolving credit facility will mature on July 9, 2019. The tranche B term loans will mature on July 9, 2017. Loans under the revolving credit facility are expected to be used for working capital and other general corporate purposes.

The tranche A term loans and loans under the revolving credit facility bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The applicable margins for the tranche A term loans and loans under the revolving credit facility are subject to reduction by 0.25% or 0.50%, or increase by 0.25%, based upon the Company’s total leverage ratio. The tranche B term loans bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The Company is required to pay a commitment fee of 0.50%, subject to decrease to 0.375% based on our total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.

The Company is permitted to make voluntary prepayments at any time without payment of a premium, except that a 1% premium would apply to a repricing of the tranche B term loans effected on or prior to the six-month anniversary of the effective date for the amendment and restatement of our credit facility. The Company is required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the fiscal year ending December 31, 2015, 50% of our excess cash flow (subject to decrease to (x) 25% if our total leverage ratio as of the last day of such fiscal year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if the total leverage ratio as of the last day of such fiscal year is less than 3.00 to 1.0), provided that the Company may defer prepayments based on excess cash flow to the extent such payments would result the working capital being less than $10 million (after giving effect to such prepayments).

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

The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of December 31, 2014. In connection with the Amended and Restated Credit Agreement, the Company incurred $11.1 million of debt issuance costs. The Company deferred $8.0 million of the costs, which are being amortized over the term of the credit facility.  The remaining $3.1 million of costs were recognized as interest expense and bank fees.  Additionally, the Company recorded a $9.0 million loss on extinguishment of debt to write-off deferred issuance costs associated with the original first lien credit facility, which was also recognized as interest expense and bank fees.  The remaining $6.1 million of loan fees associated with the previous facility that was deemed to be modified continues to be amortized over the revised remaining term of the Amended and Restated Credit Agreement.

In August 2014, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in August 2014 for a charge of $0.6 million.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00, beginning with the fiscal quarter ending December 31, 2014, and a maximum total leverage ratio, currently at 5.00 to 1.00. The Company was in compliance with the restrictive covenants under the credit facilities at December 31, 2014. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

NOTE 9. CONVERTIBLE PREFERRED STOCK

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

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

Upon closing of the IPO on March 31, 2014, the Company issued 15,000,000 shares of common stock at a public offering price $16 per share, for an aggregate offering price of $240 million, resulting in net proceeds to us of $217.8 million, after deducting underwriting discounts and commissions of approximately $16.8 million and offering expenses of approximately $5.6 million.

In February 2014, the Company issued 91,074 shares to a member of the Board of Directors at $10.98 per share, which was the then estimated fair market value, for an aggregate of $1 million in cash.

Equity-Based Incentive Plans

In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Nonemployee directors are eligible to receive nonstatutory stock options automatically at designated intervals over their period of continuous service on the Board. In February 2014, the Board approved an amendment to the 2009 Plan authorizing an additional 3,000,000 shares available for grant. The amended 2009 Plan also provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019.The exercise price per share of all incentive stock options granted under the 2000 Plan and the 2009 Plan must be at least equal to the fair market value of the shares at the date of grant as determined by the Board of Directors. Options issued to recipients other than nonemployee directors generally vest over four years with a one year cliff and monthly thereafter, and have a maximum contractual term of 10 years. Options issued to members of the Board of Directors are issued with varying vesting schedules. Incentive stock options granted at 110% of the fair market value to stockholders who have greater than 10% ownership have a maximum term of five years.

The Company also has granted restricted stock units to members of the Board of Directors and certain executives. These restricted stock units represent rights to receive shares of the Company’s common stock on satisfaction of applicable vesting conditions. The fair value of restricted stock units is equal to the fair value of the Company’s common stock on the date of grant. The restricted stock units vest at a rate of 25% at the end of the first year and then pro rata monthly thereafter over the remaining vesting term of three or two years, as applicable. Equity Incentive Plan activity under the 2000 Plan and the 2009 Plan is summarized as follows:

Equity Incentive Plan activity	Shares Available for Grant
Balance at December 31, 2013	2,004,464
Authorized	3,000,000
Granted	(2,773,500)
Forfeited	470,980
Expired	6,580
Balance at December 31, 2014	2,708,524

The following table summarizes stock option activity under the Company’s equity-based plans for the year ended December 31, 2014:

Stock Options activity	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	6,281,148	$1.74	8.55	$53,373
Granted	2,748,500	13.02
Exercised	(1,712,278)	1.28
Forfeited	(417,980)	5.33
Expired	(6,580)	0.50
Balance at December 31, 2014	6,892,810	$6.13	8.22	$173,338

Exercisable at December 31, 2014	1,735,148	$1.20	7.09	$52,195

Vested and expected to vest at December 31, 2014	6,600,369	$6.01	8.19	$166,806

The weighted-average grant-date fair value of stock options granted in the years ended December 31, 2014, 2013 and 2012 was $7.18, $4.11 and $1.51 per share, respectively. The total fair value of options vested for the years ended December 31, 2014, 2013 and 2012 was $7.5 million, $4.0 million and $3.6 million, respectively.

The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $35.1 million, $52.6 million and $6.1 million, respectively. Cash received from options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $7.1 million, and $5.4 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.

As of December 31, 2014, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $22.5 million, and is expected to be recognized over a weighted-average period of 2.79 years.

The following table summarizes restricted stock unit activity under the Company’s equity-based plans for the year ended December 31, 2014:

Restricted Stock Unit activity	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2013	40,000	$13.21
Granted	25,000	28.59
Vested	(4,250)	13.21
Forfeited	(53,000)	20.46
Nonvested at December 31, 2014	7,750	$13.21

The total grant date fair value of restricted stock units granted in the year ended December 31, 2014 was $0.7 million. The total grant date fair value of restricted stock units vested in years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.1 million, $0.3 million, respectively. As of December 31, 2014 , unrecognized compensation expense, net of forfeitures, associated with the nonvested restricted stock units outstanding was $0.1 million and is expected to be recognized over a weighted-average period of 2.50 years.

During the years 2014, 2013 and 2012, the Company withheld 80,599, 809,012 and 15,724 shares, respectively, to settle payroll tax liabilities resulting from the exercises of stock options and vesting of RSUs held by the employees.

Stock-Based Compensation

Stock-based compensation expense of $11.0 million, $6.1 million and $4.4 million was recognized for the years ended December 31, 2014, 2013 and 2012, respectively. An income tax benefit of $2.0 million, $4.4 million, and $1.7 million was recognized relating to stock-based compensation expense for 2014, 2013, and 2012, respectively. The actual tax benefit realized from stock options exercised was $13.5 million, $19.9 million and $2.4 million for 2014, 2013 and 2012, respectively.

The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
Stock Option:	2014	2013	2012
Expected term (in years)	6.05	6.04	6.04
Expected volatility	58%	48%	46%
Risk-free interest rate	1.80%	1.26%	1.01%
Expected dividend yield	0%	0%	0%

	Year Ended December 31,
ESPP:	2014	2013	2012
Expected term (in years)	0.50	n/a	n/a
Expected volatility	33-58%	n/a	n/a
Risk-free interest rate	0.06-0.07%	n/a	n/a
Expected dividend yield	0%	n/a	n/a

Earnings per Share

Prior to its IPO, the Company’s basic and diluted earnings per share (EPS) were computed using the two-class method, an earnings allocation method that determines earnings per share for common stock and participating securities. Shares of convertible preferred stock are considered participating securities and are entitled to dividend, on a pro rata basis, upon redemption, as if these had been converted to common stock. The undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period.

Basic EPS is calculated by taking net income, less earnings available to participating securities, divided by the basic weighted average common stock outstanding.

Diluted EPS is calculated using the more dilutive of the if-converted method and the two-class method. Because the preferred stock participates in dividends on a pro rata basis as if the shares had been converted, the diluted earnings per share are the same under both methods. The two-class method has been presented below.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator (basic)
Net income	$15,497	$13,147	$31,832
Less net income allocated to participating securities	(2,224)	(9,926)	(25,312)
Net income attributable to common stock	$13,273	$3,221	$6,520
Denominator (basic)
Weighted average shares of common stock outstanding	56,161	12,353	9,805
Basic EPS	$0.24	$0.26	$0.66

Numerator (diluted)
Net income	$15,497	$13,147	$31,832
Less net income allocated to participating securities	(2,114)	(9,303)	(23,974)
Net income attributable to common stock	$13,383	$3,844	$7,858
Denominator (diluted)
Weighted average shares of common stock	56,161	12,353	9,805
Dilutive effect of stock options and restricted stock units	3,406	3,379	2,671
Weighted average shares of common stock outstanding	59,567	15,732	12,476
Diluted EPS	$0.22	$0.24	$0.63

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	526	1,389	2,947

Special Dividend

In March 2012, the Board of Directors declared a special dividend of $1.57 per common-equivalent share for holders of record of the Company’s preferred stock as of March 30, 2012, or a total of $59.5 million, and $1.57 per share for holders of record of the Company’s common stock as of May 15, 2012, or a total of $15.9 million. These dividends were fully paid in March 2012 and May 2012. Dividends have also been declared to holders of restricted stock units at $1.57 per share, or a total of $0.1 million, and are payable as the restricted stock units vest.

In August 2013, the Board of Directors declared a special dividend of $5.88 per common-equivalent share for holders of record of the Company’s preferred stock as of August 21, 2013, or a total of $223.6 million, and $5.88 per share for holders of record of the Company’s common stock as of August 30, 2013, or a total of $87.1 million. These dividends were fully paid in August 2013 and September 2013. Dividends have also been declared to holders of restricted stock units at $5.88 per share, or a total of $0.1 million, and are payable as the restricted stock units vest.

In December 2013, the Board of Directors declared a special dividend of $0.88 per common-equivalent share for holders of record of the Company’s preferred stock as of December 25, 2013, or a total of $33.3 million, and $0.88 per share for holders of record of the Company’s common stock as of December 25, 2013, or a total of $13.4 million. These dividends were fully paid in December 2013. Dividends have also been declared to holders of restricted stock units at $0.88 per share and are payable as the restricted stock units vest.

As of December 31, 2012, dividends payable to holders of restricted stock units were $0.1 million. As of December 31, 2013 and June 30, 2014, dividends payable to holders of restricted stock were de minimis.

As a result of the 2012 special dividend and in accordance with the provisions of the 2009 Plan, the Company adjusted the exercise prices on all outstanding options downward by $1.57, exactly equal to the amount of the dividend, except in three instances in which: (i) the incentive stock option exercise price was lower than $0.79, (ii) the non-qualified stock option exercise price was lower than $2.07, or (iii) the holder did not consent to the adjustment when consent was required. For incentive stock options that were priced lower than $0.79 and non-qualified stock options priced lower than $2.07, the Company adjusted the exercise price to $0.22 and $0.50 respectively, and increased the number of shares to maintain the ratio of strike price to stock value pre- and post-adjustment.

As a result of the August 2013 special dividend and in accordance with the provisions of the 2009 Plan, the Company adjusted the exercise prices on all outstanding options downward by $5.88, exactly equal to the amount of the dividend, except in three instances in which: i) the exercise price was lower than $6.38, ii) the holder of the incentive stock option under the 2009 Plan did not consent to the adjustment when consent was required, or iii) the incentive stock option was under the 2000 Plan. For options that were priced lower than $6.38, the Company adjusted the exercise price to $0.50.

As a result of the December 2013 special dividend and in accordance with the provisions of the 2009 Plan, the Company adjusted the exercise prices on all outstanding options downward by $0.88, exactly equal to the amount of the dividend, except in three instances in which: i) the exercise price was lower than $1.38, ii) the holder of the incentive stock option under the 2009 Plan did not consent to the adjustment when consent was required, or iii) the incentive stock option was under the 2000 Plan. For options that were priced lower than $2.75, the Company adjusted the exercise price to $0.50

No changes were made to the original option grant-date fair value for the purpose of recognizing ongoing stock-based compensation cost. No changes were made to nonvested restricted stock units.

Stock Repurchases

In May 2014, the Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $15 million of our outstanding common stock, with no expiration from the date of authorization. In November 2014, the Board of Directors authorized an additional $30 million stock repurchase program, with no expiration from the date of authorization. These stock repurchase programs are intended to offset dilution resulting from the issuance of shares under the Company’s ESPP and upon exercise of stock options. During 2014, the Company repurchased 490,419 shares of outstanding common stock for $15 million. As of December 31, 2014, a total of approximately $30 million remained available for further repurchases of the Company’s common stock under the Company’s stock repurchase program.

In March 2013, the Company offered to purchase up to 1,800,000 shares of the Company’s outstanding common stock from eligible security holders for $8.20 per share.  As a result, the Company purchased 407,728 shares of common stock for $3.3 million. The offer expired on May 31, 2013.

In November 2012, the Company offered to purchase up to 2,200,000 shares of the Company’s outstanding common stock from eligible security holders for $4.31 per share. As a result, the Company purchased 608,540 shares for $2.6 million. The offer expired on December 31, 2012.

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

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. The Company commenced its first purchase period under the ESPP on March 26, 2014 with the purchase price at the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date. Offering periods are six months in duration and end on or about May 15 and November 15 of each year, with the exception of the initial offering period which commenced on March 26, 2014 and ended on November 14, 2014. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. During the year ended December 31, 2014, employees purchased 249,494 shares under the ESPP at a price of $13.6 per share for cash proceeds of $3.4 million.

NOTE 11. 401(k) PLAN

Under the Company’s 401(k) plan, corporate participants may direct the investment of contributions to their accounts among certain investments. The Company matches individual employee 401(k) plan contributions at the rate of $0.50 for every dollar contributed by employees subject to a cap. The Company recorded matching contributions to the 401(k) plan of $3.5 million,

$2.7 million, and $1.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, which are reflected in various operating expense lines within the accompanying consolidated statements of operations.

The Company also maintains a multiple employer defined contribution plan, which covers WSEs for client companies electing to participate in the plan and for its internal staff employees. The Company contributes, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.

NOTE 12. INCOME TAXES

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Changes in valuation allowances are reflected as a component of provision for income taxes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses (federal and state)	$2,996	$8,994
Accrued expenses	9,381	7,995
Accrued workers compensation costs	13,964	5,489
Stock-based compensation	2,508	1,669
Tax benefits relating to uncertain positions	20	72
Tax credits (federal and state)	9,865	4,318
Other	354	160
Total	39,088	28,697
Valuation allowance	(6,945)	(5,194)
Total deferred tax assets	32,143	23,503
Deferred tax liabilities:
Depreciation and amortization	(10,643)	(22,259)
Deferred service revenues	(77,827)	(24,456)
Prepaid health plan expenses	(2,202)	(1,143)
Total deferred tax liabilities	(90,672)	(47,858)
Net deferred tax liabilities	$(58,529)	$(24,355)

The deferred tax assets and liabilities presented above are classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2013
Net current deferred tax liabilities	$(65,713)	$(16,535)
Net non-current deferred tax liabilities	-	(8,888)
Net current deferred tax assets	-	68
Net non-current deferred tax assets	7,184	1,000
Net deferred tax liabilities	$(58,529)	$(24,355)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31
	2014	2013	2012
Current:
Federal	$(31,111)	$11,319	$10,699
Foreign	230	217	142
State	4,618	3,081	1,845
	(26,263)	14,617	12,686
Deferred:
Federal	38,297	(5,659)	6,610
State	5,545	(1,021)	1,048
	43,842	(6,680)	7,658
	$17,579	$7,937	$20,344

The U.S. federal statutory income tax rate reconciled to the Company’s effective tax rate is as follows:

	Year Ended December 31
	2014	2013	2012
U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.8	3.8	3.4
Tax rate change	7.8	1.5	0.7
Nondeductible transaction costs	0.9	-	0.6
Nondeductible meals, entertainment and penalties	4.3	4.1	0.9
Stock-based compensation	4.5	(0.1)	0.1
Uncertain tax positions	0.8	(2.3)	(0.2)
Tax credits	(3.6)	(4.3)	(0.9)
Other	(0.3)	(0.1)	(0.6)
	53.20%	37.60%	39.00%

Our effective tax rate increased from 37.6% for 2013 to 53.2% in 2014, primarily due to non-deductible stock-based compensation and the revaluation of deferred taxes resulting from regulatory state tax law changes.  The Company recognized $2.6 million, $0.3 million and $0.4 million of tax expense related to the revaluation of deferred taxes for the periods ended December 31, 2014, 2013 and 2012, respectively.

The Company records a valuation allowance to reduce reported deferred tax assets if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recorded a valuation allowance of $1.9 million and $2.0 million as of December 31, 2014 and 2013, respectively, related to certain federal and state net operating loss carryforwards that may not be utilized prior to expiration. The Company has federal and multiple state net operating loss carryforwards of approximately $8.6 million and $58.6 million as of December 31, 2014, respectively. The federal net operating loss carryforward will begin expiring in 2030 and the state net operating loss carryforward will begin expiring in 2015.The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. As of December 31, 2014, the Company has determined that a portion of its federal and state net operating losses in the amount of $3.8 million and $2.7 million, respectively, will expire because of the annual limitation.

The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The gross amount of unrealized net operating loss carryforwards for federal and state resulting from stock option exercises was $4.6 million and $19.3 million, respectively at December 31, 2014. When realized, excess windfall tax benefits are credited to additional paid-in capital.  The December 31, 2014 current tax benefit of $26.3 million is net of $9.7 million excess tax benefit resulting from stock option exercises and net operating loss carryforward utilization.  The Company follows tax law ordering method to determine when such net operating loss carryforwards have been realized.

The Company has multiple federal tax credit carryforwards of approximately $3.9 million, of which $1.8 million will begin expiring in 2031.  The Company recorded a valuation allowance of $0.1 million and $0.1 million as of December 31, 2014 and 2013, respectively, related to certain federal tax credit carryforwards that may not be utilized prior to the expiration.  Additionally, the Company has $6.5 million (net of federal benefit) state tax credit carryforwards available that will begin expiring in 2021, which are partially offset by a valuation allowance of $5.0 million. The December 31, 2014 current tax benefit of $26.3 million is net of $24.3 million tax benefit from operating loss carry forwards. The valuation allowance increased by $1.8 million, $3.7 million and $1.1 million as of December 31, 2014, 2013 and 2012, respectively.

The Company is subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. The Company is not subject to any material income tax examinations in federal or state jurisdictions for tax years beginning prior to January 1, 2010. However, there are outstanding Notices of Proposed Assessment disallowing employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and Subsidiaries, which was acquired by TriNet on June 1, 2009.  While Appeals has denied the credits, and the Company plans to exhaust all administrative efforts to resolve this issue, it is likely that the matter will ultimately be resolved through litigation. With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.

As of December 31, 2014 and 2013, the total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $3.2 million and $2.9 million, respectively. It is reasonably possible that $2.6 million of the total unrecognized tax benefits as of December 31, 2014 will settle within the next year; thus, the gross unrecognized tax benefit at December 31, 2014 (including interest of $0.8 million) could significantly decrease within 2015. Unrecognized tax benefits that may settle within the next year represent federal employment tax credits, which are more fully described above.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	December 31,
	2014	2013	2012
Unrecognized tax benefits at January 1	$2,300	$2,710	$2,516
Additions for tax positions of prior periods	25	–	110
Additions for tax positions of current period	182	286	49
Additions due to acquisitions	–	–	509
Reductions for tax positions of prior period:
Settlements with taxing authorities	–	(406)	–
Lapse of applicable statute of limitations	–	(290)	(330)
Adjustments to tax positions	(36)	–	(144)
Unrecognized tax benefits at December 31	$2,471	$2,300	$2,710

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2014 and December 31, 2013, the total amount of gross interest and penalties accrued was $0.8 million and $0.7 million, respectively, which is classified as current liabilities in the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense related to its uncertain tax positions as a component of income tax expense in the accompanying consolidated statements of operations of $0.1 million, de minimis and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on its Canadian subsidiary’s undistributed earnings of $1.9 million as of December 31, 2014, because the Company intends to reinvest such earnings indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determining the unrecognized deferred tax liability related to investment in the Canadian subsidiary that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The schedule of minimum future rental payments under non-cancelable operating and capital leases having initial terms in excess of one year at December 31, 2014, is as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2015	$247	$10,877
2016	25	7,777
2017	15	5,179
2018	4	3,773
2019	–	3,044
Thereafter	–	4,515
Minimum lease payments	291	$35,165
Less current portion of minimum lease payments	(238)
Less interest	(16)
Long term portion of capital leases	$37

The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $11.9 million, $9.9 million and $7.3 million, respectively. Sublease income to be received under non-cancelable subleases for the years ending December 31, 2015 and 2016, is $0.3 million and $0.3 million, respectively.

Operating Covenants

To meet various states’ licensing requirements and maintain accreditation by Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of December 31, 2014 and 2013, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.

Contingencies

The Company may from time to time become involved in various litigation arising in the ordinary course of business including suits by our customers. The unfavorable resolution of any such matter could have a material effect on the Company’s consolidated financial position and results of operations.

Due to the nature of the Company’s relationship with its WSEs, the Company could be subject to liability for federal and state law violations even if the Company does not participate in such violations. While the agreements with customers contain indemnification provisions related to the conduct of its customers, the Company historically has not encountered situations requiring enforcement of these indemnification provisions.

NOTE 14. RESTRUCTURING COSTS

In 2011, the Company conducted reductions in force affecting approximately 11% of its workforce. The restructuring costs consist of severance and placement costs, lease termination costs and other exit costs. The activity and balance of the restructuring liability account excluding impairment charges is as follows (in thousands):

	Year Ended December 31
	2014	2013	2012
Beginning balance	$1,374	$2,200	$3,834
Provision	–	–	–
Change in estimate	–	–	(14)
Payments	(730)	(826)	(1,620)
Ending Balance	$644	$1,374	$2,200

The restructuring liability account is included in the following accounts in the accompanying consolidated balance sheets (in thousands):

	Year Ended December 31
	2014	2013	2012
Other current liabilities	$644	$730	$802
Other liabilities	–	644	1,398
Total	$644	$1,374	$2,200

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	March 31	June 30	September 30		December 31
2014
Total revenues	$508,912	$525,006	$555,951		$603,662
Insurance costs	381,157	400,195	428,184		476,779
Operating income	25,277	20,029	21,246		20,239
Net income	1,540	6,221	725	(1)	7,011
Basic net income per share	0.03	0.09	0.01		0.10
Diluted net income per share	0.03	0.09	0.01		0.10
2013
Total revenues	$351,070	$363,432	$448,117		$481,656
Insurance costs	253,912	269,217	343,464		359,992
Operating income	21,583	13,932	7,287		23,535
Net income	10,537	4,343	(7,740)	(2)	6,007	(2)
Basic net income per share	0.22	0.09	(0.60)		0.11
Diluted net income per share	0.20	0.08	(0.60)		0.11

(1)

Included in the results of the third quarter of 2014 is the write-off of debt issuance costs and pre-payment premium as a result of the Company’s amended and restated first lien credit facility. Please read Note 8, “Notes Payable and Borrowings Under Capital Leases,” for additional information

(2)	Includes the acquisition of Ambrose Employer Group, LLC during the third and fourth quarter of 2013. Please read Note 4, “Business Combinations,” for additional information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described below, we have implemented changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified below.

Remediation Efforts on Previously Identified Material Weakness

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013 and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified related to our incorrectly recording a deferred tax asset in connection with our accounting for our acquisition of Ambrose that should have been recorded as goodwill as of September 30, 2013, and to incorrectly recording a true-up to the income tax provision in 2011 related to the allocation of stock compensation between qualified and nonqualified stock options that should have been identified and recorded in 2010. As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for 2010 and 2011.

In response to this material weakness, we hired a Director of Income Tax Accounting, who reports directly to our Chief Accounting Officer, we engaged external technical advisers with expertise in accounting for income taxes to assist us with the evaluation of complex tax issues, and we improved our process, procedures and documentation standards relating to the preparation of income tax provision calculations. We continue to assess and develop our tax professionals to provide appropriate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.

We believe our remediation efforts resulted in the elimination of the previously identified material weakness.  While this material weakness has been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal controls. We will continue to evaluate the effectiveness of our internal controls, including our internal control over accounting for income taxes, and will continue to make changes that we believe will strengthen our internal controls to ensure that our financial statements continue to be fairly stated in all material respects.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was identified in 2013 as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 11. Executive Compensation.

Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of the report:

(1) The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.

(2) Financial statement schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Credited/		Charges	Balance at
	Beginning of	Charged to	Balance	Utilized/	End of
(in thousands)	Period	Net Income	Acquired	Write-Offs	Period
Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2014	865	947	—	(1,424)	388
Year ended December 31, 2013	819	839	—	(793)	865
Year ended December 31, 2012	221	805	335	(542)	819
Tax Valuation Allowance
Year ended December 31, 2014	5,194	1,751	—	—	6,945
Year ended December 31, 2013	1,547	2,451	1,196	—	5,194
Year ended December 31, 2012	431	(18)	1,399	(265)	1,547

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 30th day of March, 2015.

TRINET GROUP, INC.

By:	/s/ BURTON M. GOLDFIELD
Burton M. Goldfield
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Burton M. Goldfield, William Porter and Gregory L. Hammond, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. GOLDFIELD	Chief Executive Officer ( principal executive officer )	March 30, 2015
Burton M. Goldfield

/s/ WILLIAM PORTER	Chief Financial Officer (principal financial and accounting officer)	March 30, 2015
William Porter

/s/ Katherine August-deWilde	Director
Katherine August-deWilde		March 30, 2015

/s/Martin Babinec	Director	March 30, 2015
Martin Babinec

/s/H. Raymond Bingham	Director	March 30, 2015
H. Raymond Bingham

/s/Kenneth Goldman	Director	March 30, 2015
Kenneth Goldman

/s/David C. Hodgson	Director	March 30, 2015
David C. Hodgson

/s/John H. Kispert	Director	March 30, 2015
John H. Kispert

/s/Wayne B. Lowell	Director	March 30, 2015
Wayne B. Lowell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Equity Purchase Agreement by and among TriNet Group, Inc., Ambrose Employer Group, LLC and Gregory Slamowitz, John Iorillo and Marc Dwek, dated July 1, 2013.	S-1	333-192465	2.1	11/21/2013

2.2	Agreement and Plan of Merger by and among TriNet Group, Inc., Champ Acquisition Corporation, SOI Holdings, Inc. and SOI Stockholder Representative, LLC, dated August 24, 2012.	S-1	333-192465	2.2	11/21/2013

2.3*	Agreement and Plan of Merger by and among TriNet Group, Inc., Gin Acquisition, Inc. and Gevity HR, Inc., dated March 4, 2009.	8-K	000-22701	2.1	3/6/2009

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Amended and Restated Registration Rights Agreement, by and among TriNet Group, Inc., GA TriNet LLC and HR Acquisitions, LLC, dated June 1, 2009.	S-1	333-192465	4.2	11/21/2013

10.1	Amended and Restated 2000 Equity Incentive Plan.	S-1	333-192465	10.1	11/21/2013

10.2	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2000 Equity Incentive Plan.	S-1	333-192465	10.2	11/21/2013

10.3	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.4	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.5	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.6	3/4/2014

10.6	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.7	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.8	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.9	Employment Agreement, dated November 9, 2009, between Gregory Hammond and TriNet Group, Inc.	S-1/A	333-192465	10.10	2/13/2014

10.10	Employment Agreement, dated August 23, 2010, between William Porter and TriNet Group, Inc.	S-1/A	333-192465	10.11	2/13/2014

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11	Employment Agreement, dated March 5, 2012, between John Turner and TriNet Group, Inc.	S-1/A	333-192465	10.12	2/13/2014

10.12	Amended and Restated First Lien Credit Agreement, dated as of August 20, 2013, as amended and restated as of July 9, 2014, among TriNet HR Corporation, as borrower, TriNet Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36373	10.1	7/10/2014

10.13	Creekside Plaza Office Lease between Creekside Associates, LLC and TriNet Group, Inc., dated April 24, 2001.	S-1	333-192465	10.15	11/21/2013

10.14	First Amendment to Creekside Plaza Office Lease between Creekside Associates, LLC and TriNet Group, Inc., dated June 21, 2012.	S-1	333-192465	10.16	11/21/2013

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Filed as Exhibit 2.1 to the current report on Form 8-K of Gevity HR, Inc. filed with the Securities and Exchange Commission on March 6, 2009 (file no. 000-22701) and incorporated herein by reference.
**

Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.