Form 10-Q
period 2015-03-31
TRINET GROUP INC
filed 2015-05-08
CIK 937098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, the registrant had 70,212,084 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$104,401	$134,341
Restricted cash	14,546	14,543
Prepaid income taxes	10,411	26,711
Prepaid expenses	10,001	9,336
Deferred loan costs and other current assets	4,570	4,271
Worksite employee related assets	922,619	1,635,136
Total current assets	1,066,548	1,824,338
Workers compensation receivable	54,130	31,905
Restricted cash and investments	73,964	69,447
Property and equipment, net	33,769	32,298
Goodwill	288,857	288,857
Other intangible assets, net	70,501	81,718
Deferred and other long term income taxes	21,586	7,184
Deferred loan costs and other assets	10,860	12,017
Total assets	$1,620,215	$2,347,764
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,182	$12,273
Accrued corporate wages	27,415	29,179
Deferred income taxes	65,713	65,713
Current portion of notes payable and borrowings under capital leases	20,305	20,738
Other current liabilities	10,784	10,303
Worksite employee related liabilities	915,985	1,630,555
Total current liabilities	1,051,384	1,768,761
Notes payable and borrowings under capital leases, less current portion	494,533	524,412
Workers compensation liabilities	82,748	75,448
Other liabilities	6,649	4,902
Total liabilities	1,635,314	2,373,523
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 70,076,978 and 69,811,326 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	462,655	442,682
Accumulated deficit	(477,341)	(468,127)
Accumulated other comprehensive loss	(413)	(314)
Total stockholders’ deficit	(15,099)	(25,759)
Total liabilities and stockholders’ deficit	$1,620,215	$2,347,764

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Professional service revenues	$97,016	$82,875
Insurance service revenues	528,562	426,037
Total revenues	625,578	508,912
Costs and operating expenses:
Insurance costs	483,203	381,157
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	36,370	33,643
Sales and marketing	37,624	31,837
General and administrative	15,464	14,337
Systems development and programming costs	7,225	5,894
Amortization of intangible assets	11,217	13,549
Depreciation	3,434	3,218
Total costs and operating expenses	594,537	483,635
Operating income	31,041	25,277
Other income (expense):
Interest expense and bank fees	(5,204)	(21,852)
Other, net	450	103
Income before provision for income taxes	26,287	3,528
Provision for income taxes	10,476	1,988
Net income	$15,811	$1,540
Net income per share:
Basic	$0.23	$0.03
Diluted	$0.22	$0.03
Weighted average shares:
Basic	70,198,184	16,775,513
Diluted	73,350,219	19,397,777

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$15,811	$1,540
Other comprehensive income (loss), net of tax
Unrealized gains on investments	37	16
Foreign currency translation adjustments	(136)	(42)
Total other comprehensive loss, net of tax	(99)	(26)
Comprehensive income	$15,712	$1,514

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$15,811	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,741	22,028
Deferred income taxes	—	1,412
Stock-based compensation	3,920	2,147
Excess tax benefit from equity incentive plan activity	(12,853)	(1,753)
Accretion of workers compensation and leases fair value adjustment	(88)	(347)
Changes in operating assets and liabilities:
Restricted cash	(4,520)	(3,961)
Prepaid expenses and other current assets	(2,181)	(1,411)
Workers compensation receivables	(22,100)	3,379
Other assets	(13,259)	4,033
Accounts payable	(1,352)	2,078
Income tax payable/receivable	29,153	(3,789)
Other current liabilities	(211)	1,532
Other liabilities	9,110	4,869
Worksite employee related assets	712,517	108,637
Worksite employee related liabilities	(714,570)	(110,057)
Net cash provided by operating activities	14,118	30,337
Investing activities
Purchase of debt securities	—	(1,000)
Purchase of property and equipment	(4,644)	(5,064)
Net cash used in investing activities	(4,644)	(6,064)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	218,859
Proceeds from issuance of common stock on exercised options	3,199	494
Excess tax benefit from equity incentive plan activity	12,853	1,753
Repayment of notes payable	(30,125)	(216,575)
Repayments under capital leases	(180)	(66)
Repurchase of common stock	(25,025)	(451)
Net cash provided by (used in) financing activities	(39,278)	4,014
Effect of exchange rate changes on cash and cash equivalents	(136)	(42)
Net increase (decrease) in cash and cash equivalents	(29,940)	28,245
Cash and cash equivalents at beginning of period	134,341	94,356
Cash and cash equivalents at end of period	$104,401	$122,601

Supplemental disclosures of cash flow information
Cash paid for interest	$(3,872)	$(9,093)
Cash received (paid) for income taxes, net	$4,357	$(4,352)
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$1,034	$632

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

Segment Information

The Company operates in one reportable segment in accordance with Accounting Standard Codification (ASC) 280 – Segment Reporting, issued by the Financial Accounting Standards Board (FASB). All of the Company’s service revenues are generated from external customers. Less than 1% of revenues is generated outside of the United States of America (U.S.). Substantially all of the Company’s long-lived assets are located in the U.S.

Basis of Presentation

The accompanying unaudited consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on our consolidated financial statements and related notes. All intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update (ASU) 2015-01— Income Statement-Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). ASU 2015-01 became effective on January 9, 2015. The amendment eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this guidance in 2014. The adoption did not have an effect on the consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17— Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 became effective on November 28, 2014. An acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company adopted this guidance in 2014. The adoption did not have an effect on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12—Compensation - Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company does not expect this guidance to have a material effect on its consolidated financial statements. The Company expects to adopt this guidance in 2016.

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

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES

The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	March 31,	December 31,
	2015	2014
Worksite employee-related assets:
Restricted cash	$78,763	$64,890
Restricted investment	2,441	4,555
Payroll funds collected	502,306	1,336,994
Unbilled revenue, net of advance collections of $59,877 and $113,190 at March 31, 2015 and December 31, 2014, respectively	309,327	203,599
Accounts receivable, net of allowance for doubtful accounts of $288 and $388 at March 31, 2015 and December 31, 2014, respectively	11,253	5,193
Prepaid health plan expenses	5,527	4,932
Refundable workers compensation premiums	5,385	7,975
Prepaid workers compensation expenses	1,562	1,256
Other payroll assets	6,055	5,742
Total worksite employee-related assets	$922,619	$1,635,136

Worksite employee-related liabilities:
Unbilled wages accrual	$345,955	$292,906
Payroll taxes payable	326,665	1,119,427
Health benefits payable	105,235	104,220
Customer prepayments	48,549	53,770
Workers compensation payable	61,591	36,778
Other payroll deductions	27,990	23,454
Total worksite employee-related liabilities	$915,985	$1,630,555

NOTE 3. WORKERS COMPENSATION

The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence.

The following summarizes the activities in liability for unpaid claims and claims adjustment expenses (in thousands):

	Three months ended March 31,	Year ended December 31,
	2015	2014
Liability for unpaid claims and claims adjustment at beginning of period	$92,406	$58,610
Incurred related to:
Current year	19,865	61,669
Prior years	2,736	(4,725)
Total incurred	22,601	56,944
Paid related to:
Current year	(5,947)	(13,525)
Prior years	(3,312)	(9,623)
Total paid	(9,259)	(23,148)
Liability for unpaid claims and claims adjustment at end of period	105,748	92,406
Other premiums and collateral liabilities	38,591	19,820
Total workers compensation liabilities at end of period	$144,339	$112,226
Current portion included in worksite employee-related liability	61,591	36,778
Long term portion	$82,748	$75,448

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of March 31, 2015 and December 31, 2014, such restricted amounts of $44.2 million and $36.5 million, respectively, are presented as restricted cash and restricted investment within WSE-related assets in the accompanying consolidated balance sheets. In addition at March 31, 2015 and December 31, 2014, $74.0 million and $69.4 million, respectively, are presented as restricted long-term investments.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Software	$53,939	$53,349
Office equipment, including data processing equipment	18,458	18,550
Leasehold improvements	9,341	7,092
Furniture, fixtures, and equipment	6,507	6,450
Projects in progress	8,508	6,786
	96,753	92,227
Accumulated depreciation	(62,984)	(59,929)
Property and equipment, net	$33,769	$32,298

Software and furniture, fixtures, and equipment include amounts for assets under capital leases of $1.2 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively. Accumulated depreciation of these assets was $0.9 million and $0.9 million at March 31, 2015 and December 31, 2014, respectively. Amortization of assets held under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.

Projects in progress consist primarily of software development costs. The Company capitalizes software development costs intended for internal use. The Company recognized depreciation expense for capitalized internally developed software of $1.1 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Accumulated depreciation for these assets was $30.5 million and $29.4 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The Company’s noncurrent restricted cash and investments include $50.5 million of available-for-sale marketable securities and $23.5 million of cash collateral at March 31, 2015. The Company’s restricted investments within WSE-related assets include $0.1 million of available-for-sale marketable securities and $2.3 million of certificates of deposit as of March 31, 2015. The available-for-sale marketable securities as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015:
U.S. treasuries	$50,011	$67	$—	$50,078
Mutual funds	500	8	—	508
Total investments	$50,511	$75	$—	$50,586

December 31, 2014:
U.S. treasuries	$50,075	$22	$(15)	$50,082
Mutual funds	500	6	—	506
Total investments	$50,575	$28	$(15)	$50,588

There were no realized gains or losses for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, the contractual maturities of the U.S. treasuries were two to three years.

As of March 31, 2015, certain of the Company’s U.S. treasuries were in unrealized loss position, all for a period of less than 12 months. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 1.6% and 59% of the total fair value of all securities available for sale and their unrealized losses were de minimis as of March 31, 2015 and December 31, 2014. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
March 31, 2015:
Certificates of deposit	$2,318	$2,318	$—	$—
U.S. treasuries	50,078	50,078	—	—
Mutual funds	508	508	—	—
Total	$52,904	$52,904	$—	$—
December 31, 2014:
Certificates of deposit	$2,318	$2,318	$—	$—
U.S. treasuries	50,082	50,082	—	—
Mutual funds	506	506	—	—
Interest rate cap	1	-	1	—
Total	$52,907	$52,906	$1	$—

There were no transfers between Level I and Level II assets during the three months ended March 31, 2015 or the year ended December 31, 2014.

As of March 31, 2015 and December 31, 2014, certificates of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying consolidated balance sheets.

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

At March 31, 2015 and December 31, 2014, the carrying value of our notes payable of $514.7 million and $544.9 million, respectively, approximated fair value. The estimated fair values of our notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 6. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES

The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	March 31,	December 31,
	2015	2014
Notes payable under credit facility	$514,740	$544,875
Capital leases	98	275
Less current portion	(20,305)	(20,738)
	$494,533	$524,412

In March 2014, the proceeds from the Company’s initial public offering (IPO) were used to fully repay its existing $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of its existing first lien tranche B-1 term loan. Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million. In May 2014, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in May 2014 for a charge of $0.5 million.

On July 9, 2014, the Company amended and restated its first lien credit facility pursuant to an amended and restated first lien credit agreement (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of tranche A term loans, (ii) $200 million principal amount of tranche B term loans, and (iii) a revolving credit facility of $75 million. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.

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

The Company is permitted to make voluntary prepayments at any time without payment of a premium. The Company is required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the fiscal year ending December 31, 2015, 50% of our excess cash flow (subject to decrease to (x) 25% if our total leverage ratio as of the last day of such fiscal year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if the total leverage ratio as of the last day of such fiscal year is less than 3.00 to 1.0), provided that the Company may defer prepayments based on excess cash flow to the extent such payments would result the working capital being less than $10 million (after giving effect to such prepayments).

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

The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of March 31, 2015. In connection with the Amended and Restated Credit Agreement, the Company incurred $11.1 million of debt issuance costs. The Company deferred $8.0 million of the costs, which are being amortized over the term of the credit facility.  The remaining $3.1 million of costs were recorded to interest expense and bank fees.  Additionally, the Company recorded a $9.0 million loss on extinguishment of debt to write-off deferred issuance costs associated with the original first lien credit facility, which was also recorded to interest expense and bank fees.  The remaining $6.1 million of loan fees associated with the previous facility that was deemed to be modified continues to be amortized over the revised remaining term of the Amended and Restated Credit Agreement.

In March 2015, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in March 2015 for a charge of $0.4 million.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00, beginning with the fiscal quarter ending September 30, 2014, and a maximum total leverage ratio, currently at 5.00 to 1.00. The Company was in compliance with the restrictive covenants under the credit facilities at March 31,

2015. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

Upon closing of the IPO on March 31, 2014, the Company issued 15,000,000 shares of common stock at a public offering price of $16 per share, for an aggregate offering price of $240 million, resulting in net proceeds to the Company of $217.8 million, after deducting the underwriting discount of approximately $16.8 million and offering expenses of approximately $5.6 million.

In February 2014, the Company issued 91,074 shares to a member of the Board of Directors at $10.98 per share, which was the then estimated fair market value, for an aggregate of $1 million in cash.

Equity-Based Incentive Plans

In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Nonemployee directors are eligible to receive nonstatutory stock options automatically at designated intervals over their period of continuous service on the Board. The amended 2009 Plan provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019. On January 1, 2015, 3,141,509 shares were automatically reserved for issuance under the amended 2009 Plan.

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

The Company also has granted restricted stock units (RSUs) to members of the Board of Directors and certain executives. These RSUs represent rights to receive shares of the Company’s common stock on satisfaction of applicable vesting conditions. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant. The RSUs granted to the members of the Board of Directors vest a year from the grant date. The RSUs granted to employees vest at a rate of 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter following the grant date.

In March 2015, the Company granted performance-based restricted stock units (PSUs) to its executives intended to represent 33.3% of each executive’s annual long-term incentive compensation award value in fiscal 2015. These PSUs vest over three years based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 to 200% of the annual target amount, based on the Company’s performance. Cumulative financial performance metrics and goals are established for these awards at the grant date and the tranche of each award related to that period’s performance goal is treated as a separate grant for accounting purposes. The financial performance metric established for the performance awards is cumulative annual growth rate in the Company’s net service revenues. These values are being recognized over the tranches’ 12-month, 24-month and 36-month service periods. The Company began recording stock-based compensation expense for these tranches in March 2015, when the financial performance goals were established.

Equity incentive plan activity under the 2000 Plan and the 2009 Plan for the three months ended March 31, 2015 is summarized as follows:

Equity Incentive Plan Activity	Shares Available for Grant
Balance at December 31, 2014	2,708,524
Authorized	3,141,509
Granted	(1,178,751)
Forfeited	343,126
Expired	—
Balance at March 31, 2015	5,014,408

The following table summarizes stock option activity under the Company’s equity-based plans for the three months ended March 31, 2015:

Stock Options Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	6,892,810	$6.13	8.22	$173,338
Granted	272,200	33.51
Exercised	(990,821)	3.34
Forfeited	(342,626)	6.45
Expired	—	—
Balance at March 31, 2015	5,831,563	$7.87	8.15	159,577

Exercisable at March 31, 2015	1,802,963	$4.02	7.52	56,279

Vested and expected to vest at March 31, 2015	5,509,233	$7.51	8.12	$152,709

The weighted-average grant date fair value of stock options granted in each of the three months ended March 31, 2015 and March 31, 2014 was $13.55 and $6.18 per share, respectively. The total fair value of options vested for the three months ended March 31, 2015 and March 31, 2014 was $4.4 million and $3.4 million, respectively.

The total intrinsic value of options exercised for the three months ended March 31, 2015 and March 31, 2014 was $30.2 million and $6.2 million, respectively.  Cash received from options exercised during the three months ended March 31, 2015 and March 31, 2014 was $3.2 million and $0.5 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.

As of March 31, 2015, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $22.4 million and is expected to be recognized over a weighted-average period of 2.02 years.

The following table summarizes RSUs activity under the Company’s equity-based plans for the three months ended March 31, 2015:

Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	7,750	$13.21
Granted	733,265	$33.49
Vested	(750)	$13.21
Forfeited	(500)	$33.51
Nonvested at March 31, 2015	739,765	$33.30

The total grant date fair value of RSUs granted in the three months ended March 31, 2015 was $24.6 million.  The total grant date fair value of RSUs vested in the three months ended March 31, 2015 was de minimis. As of March 31, 2015, unrecognized compensation expense, net of forfeitures, associated with the nonvested RSUs outstanding was $23.9 million, and is expected to be recognized over a weighted-average period of 3.68 years.

The following table summarizes PSUs activity under the Company’s equity-based plans for the three months ended March 31, 2015:

Performance Based Restricted Stock Unit Activity		Weighted-Average
Grant Date
	Number of Units	Fair Value
Outstanding units at December 31, 2014	—	$—
Granted	173,286	$33.51
Units converted	—	$—
Forfeited	—	$—
Outstanding units at March 31, 2015	173,286	$33.51

The maximum total grant date fair value of PSUs granted in the three months ended March 31, 2015 was $5.8 million,  assuming maximum 200% performance target is met.  As of March 31, 2015, unrecognized compensation expense assuming a 100% performance target is met, net of forfeitures, was $2.5 million, and is expected to be recognized over a weighted-average period of 2.75 years.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. On January 1, 2015, an additional 698,113 shares were automatically reserved for issuance under the ESPP. We commenced our first purchase period under the ESPP on March 26, 2014 with a purchase price equal to the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods are six months in duration and will end on or about May 15 and November 15 of each year, with the exception of the initial offering period which commenced on March 26, 2014 and that ended November 14, 2014. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings.

Stock Repurchases

During the three months ended March 31, 2015, the Company repurchased 725,624 shares of outstanding common stock for $25.0 million. As of March 31, 2015, a total of approximately $5.0 million remained available for further repurchases of the Company’s common stock under the Company’s stock repurchase program.

Stock-Based Compensation

Stock-based compensation expense of $3.9 million and $2.1 million was recognized for the three months ended March 31, 2015 and 2014, respectively. Income tax benefit of $1.2 million and $0.6 million was recognized relating to stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized from stock options exercised was $10.2 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.

The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Assumptions	Three Months Ended March 31,
	2015	2014
Expected term (in years)	6.08	6.05
Expected volatility	39%	58%
Risk-free interest rate	1.74%	1.80%
Expected dividend yield	0%	0%

ESPP Assumptions	Three Months Ended March 31,
	2015	2014
Expected term (in years)	0.5	n/a
Expected volatility	33%	n/a
Risk-free interest rate	0.07%	n/a
Expected dividend yield	0%	n/a

Stock-based compensation expense for stock-based payment awards made to the Company’s employees pursuant to the equity plans was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of providing services	$758	$454
Sales and marketing	917	517
General and administrative	2,021	1,008
Systems development and programming costs	224	168
	$3,920	$2,147

NOTE 8: EARNINGS PER SHARE

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator (basic)
Net income	$15,811	$1,540
Less net income allocated to participating securities	—	(1,065)
Net income attributable to common stock	$15,811	$475
Denominator (basic)
Weighted average shares of common stock outstanding	70,198	16,776
Basic EPS	$0.23	$0.03

Numerator (diluted)
Net income	$15,811	$1,540
Less net income allocated to participating securities	—	(1,016)
Net income attributable to common stock	$15,811	$524
Denominator (diluted)
Weighted average shares of common stock	70,198	16,776
Dilutive effect of stock options and restricted stock units	3,152	2,622
Weighted average shares of common stock outstanding	73,350	19,398
Diluted EPS	$0.22	$0.03

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	522	1,511

NOTE 9. INCOME TAXES

The Company is subject to taxation in the United States and Canada. However, business is conducted primarily in the United States. The effective income tax rate differs from the statutory rate primarily due to state taxes, non-deductible stock-based compensation, and tax credits. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans and estimates. Should the actual amounts differ from these estimates, the amount of the valuation allowance could be materially affected.

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

The Company’s effective income tax rate was 39.9% and 56.4% for the three months ended March 31, 2015 and 2014, respectively. The decrease is primarily due to a discrete benefit from disqualifying dispositions of previously non-deductible stock-based compensation as well as a discrete expense recorded in the three months ended March 31, 2014 related to a regulatory state tax change.

The Company is subject to taxation under the laws of the U.S. and various state and local jurisdictions, as well as Canada. The Company is not subject to any material income tax examinations by U.S. federal or state tax authorities for tax years beginning prior to January 1, 2010.  The Company paid Notices of Proposed Assessments outstanding as of December 31, 2014 related to the disallowance of employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009.  The Company plans to exhaust all administrative efforts to resolve this matter, however, it is likely that the matter will ultimately be resolved through litigation.  With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2015 and 2014 was $3.1 million and $2.7 million, respectively.

Operating Covenants

To meet various states’ licensing requirements and maintain accreditation by Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of March 31, 2015, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form10-K filed with the Securities and Exchange Commission on March 30, 2015. We also encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included in this Quarterly Report under Part II, Item 1A below. Unless the context suggests otherwise, references to “TriNet,” the “Company,” “we,” “us” and “our” refer to TriNet Group, Inc. and, where appropriate, its subsidiaries.

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

Overview

TriNet is a leading provider of a comprehensive human resources solution for small to medium-sized businesses, or SMBs. We enhance business productivity by enabling our clients to outsource their human resources, or HR function to one strategic partner and allowing them to focus on operating and growing their core businesses. Our HR solution includes services such as payroll processing, human capital consulting, employment law compliance and employee benefits, including health insurance, retirement plans and workers compensation insurance. Our services are delivered by our expert team of HR professionals and enabled by our proprietary, cloud-based technology platform, which allows our clients and their employees to efficiently conduct their HR transactions anytime and anywhere. We believe we are a leader in the industry due to our size, our presence in the United States and Canada and the number of clients and employees that we serve.

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

We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of March 31, 2015, we served over 11,000 clients in all 50 states, the District of Columbia and Canada and co-employed approximately 289,000 WSEs.

Our total revenues consist of professional service revenues and insurance service revenues. For each of the three months ended March 31, 2015 and 2014, 16% of our total revenues consisted of professional service revenues, and 84% of our total revenues consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally non-GAAP financial measures of revenues, including Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs, and Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For the three months ended March 31, 2015 and 2014, 68% and 65% of our Net Service Revenues, respectively, consisted of professional service revenues and 32% and 35% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues.

We sell our services primarily through our direct sales force, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended March 31, 2015 and 2014, our sales and marketing expenses were $37.6 million and $31.8 million, respectively, or 6% and 6% of our total revenues and 26% and 25% of our Net Service Revenues, respectively.

We have made significant investments in our proprietary, cloud-based technology platform, including implementing client information and management software to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage their employees and analyze employee benefits data. For the three months ended March 31, 2015 and 2014, our systems development and programming costs were $7.2 million and $5.9 million, respectively, in each case representing 1% of our total revenues and 5% of our Net Service Revenues, respectively.

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

Key Operating Metrics

We regularly review certain key operating metrics to evaluate growth trends, measure our performance and make strategic decisions. Our key operating metrics as of and for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Net Insurance Service Revenues (in thousands)	$45,359	$44,880
Net Service Revenues (in thousands)	$142,375	$127,755
Total WSEs	288,817	241,944
Total Sales Representatives	408	336

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

Impact of Health Care Reform

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and U.S. states. A number of key provisions of the Act have begun to take effect over the last year, including the establishment of state and federal insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

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

Non-GAAP Financial Results

We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income, excluding the effects of stock-based compensation, amortization of intangible assets, non-cash interest expense, debt prepayment premium and, the income tax effect of these pre-tax adjustments at our effective tax rate. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates, we have adjusted the effective tax rate to 40.5% and 39.5%, for the three months ended March 31, 2015 and 2014, respectively, to exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs.

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

•	Other companies in our industry may calculate these measures or similar measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income alongside other financial performance measures, including total revenues, net income and our financial results presented in accordance with GAAP.

The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Insurance service revenues	$528,562	$426,037
Less: Insurance costs	483,203	381,157
Net Insurance Service Revenues	$45,359	$44,880

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total revenues	$625,578	$508,912
Less: Insurance costs	483,203	381,157
Net Service Revenues	$142,375	$127,755

The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$15,811	$1,540
Provision for income taxes	10,476	1,988
Stock-based compensation	3,920	2,147
Interest expense and bank fees	5,204	21,852
Depreciation	3,434	3,218
Amortization of intangible assets	11,217	13,549
Adjusted EBITDA	$50,062	$44,294

The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$15,811	$1,540
Effective income tax rate adjustment	(170)	595
Stock-based compensation	3,920	2,147
Amortization of intangible assets	11,217	13,549
Non-cash interest expense	1,217	6,106
Debt prepayment premium	—	3,800
Income tax impact of pre-tax adjustments	(6,623)	(10,113)
Adjusted Net Income	$25,372	$17,624

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

Provision for Income Taxes

We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services to certain clients with employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of the three months ended March 31, 2015 and 2014. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-01— Income Statement - Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). ASU 2015-01 became effective on January 9, 2015. The amendment eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this guidance in 2014. The adoption did not have an effect on the consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17— Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 became effective on November 28, 2014. An acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company adopted this guidance in 2014. The adoption did not have an effect on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12—Compensation - Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. We do not expect this guidance to have a material effect on our consolidated financial statements. We expect to adopt this guidance in 2016.

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

	Three Months Ended March 31,
	2015	2014
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$97,016	$82,875
Insurance service revenues	528,562	426,037
Total revenues	625,578	508,912
Costs and operating expenses:
Insurance costs	483,203	381,157
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	36,370	33,643
Sales and marketing (1)	37,624	31,837
General and administrative (1)	15,464	14,337
Systems development and programming costs (1)	7,225	5,894
Amortization of intangible assets	11,217	13,549
Depreciation	3,434	3,218
Total costs and operating expenses	594,537	483,635
Operating income	31,041	25,277
Other income (expense):
Interest expense and bank fees	(5,204)	(21,852)
Other, net	450	103
Income before provision for income taxes	26,287	3,528
Provision for income taxes	10,476	1,988
Net income	$15,811	$1,540

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$758	$454
Sales and marketing	917	517
General and administrative	2,021	1,008
Systems development and programming costs	224	168
Total stock-based compensation expense	$3,920	$2,147

	Three Months Ended March 31,
	2015	2014
Percentage of total revenues:
Professional service revenues	16%	16%
Insurance service revenues	84%	84%
Total revenues	100%	100%
Costs and operating expenses:
Insurance costs	77%	75%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	7%
Sales and marketing	6%	6%
General and administrative	2%	3%
Systems development and programming costs	1%	1%
Amortization of intangible assets	2%	3%
Depreciation	1%	1%
Total costs and operating expenses	95%	95%
Operating income	5%	5%
Other income (expense):
Interest expense and bank fees	(1%)	(4%)
Other, net	0%	0%
Income before provision for income taxes	4%	1%
Provision for income taxes	2%	0%
Net income	3%	0%

	Three Months Ended March 31,
	2015	2014
Percentage of Net Service Revenues:
Professional service revenues	68%	65%
Net Insurance Service Revenues	32%	35%
Net Service Revenues	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and
amortization of intangible assets)	26%	26%
Sales and marketing	26%	25%
General and administrative	11%	11%
Systems development and programming costs	5%	5%
Amortization of intangible assets	8%	11%
Depreciation	2%	3%
Total other operating expenses	78%	80%
Operating income	22%	20%
Other income (expense):
Interest expense and bank fees	(4%)	(17%)
Other, net	0%	0%
Income before provision for income taxes	18%	3%
Provision for income taxes	7%	2%
Net income	11%	1%

Three Months Ended March 31, 2015 and 2014

Total Revenues

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Professional service revenues	$97,016	$82,875	$14,141	17%
Insurance service revenues	528,562	426,037	102,525	24%
Total revenues	$625,578	$508,912	$116,666	23%

Key operating metrics:
Total WSEs	288,817	241,944	46,873	19%
Total Sales Representatives	408	336	72	21%

Total revenues increased by $116.7 million, or 23%, for the three months ended March 31, 2015,  compared to the same period of the prior year.  Professional service revenues and insurance service revenues represented 16% and 84%, respectively, of total revenues for the three months ended March 31, 2015 and 2014.

Professional service revenues for the three months ended March 31, 2015 increased by $14.1 million, or 17%, compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs. Partially offsetting the increase was a $2.3 million refund related to prior year payroll taxes received in the three months ended March 31, 2014.

Insurance service revenues increased by $102.5 million, or 24%, for the three months ended March 31, 2015, compared to the same period of the prior year.  The increase was primarily due to our increase in Total WSEs and an increase of 4% in average insurance service revenues per WSE.

Total WSEs at March 31, 2015 increased by 46,873, or 19%, compared to Total WSEs at March 31, 2014, which was primarily driven by a net increase in total clients. Our Total Sales Representatives increased from 336 at March 31, 2014 to 408 at March 31, 2015, primarily due to our efforts to grow our sales force.

Insurance Costs

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Insurance costs	$483,203	$381,157	$102,046	27%

Insurance costs increased $102.0 million, or 27%, for the three months ended March 31, 2015 compared to the same period of the prior year. The increase resulted from an increase in Total WSEs and an increase of 6% in average insurance cost per WSE, primarily due to increased medical costs per WSE and, to a lesser extent, increased workers compensation cost per WSE.

Net Insurance Service Revenues and Net Service Revenues

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Insurance service revenues	$528,562	$426,037	$102,525	24%
Less: Insurance costs	483,203	381,157	102,046	27%
Net Insurance Service Revenues	$45,359	$44,880	$479	1%

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Total revenues	$625,578	$508,912	$116,666	23%
Less: Insurance costs	483,203	381,157	102,046	27%
Net Service Revenues	$142,375	$127,755	$14,620	11%

For the reasons set forth above with respect to the increases in our insurance service revenues and total revenues, our Net Insurance Service Revenues increased by $0.5 million, or 1%, for the three months ended March 31, 2015, as compared to the same period of the prior year. Our Net Service Revenues increased by $14.6 million, or 11%, for the three months ended March 31, 2015, as compared to the same period of the prior year.

Other Operating Expenses

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$36,370	$33,643	$2,727	8%
Sales and marketing	37,624	31,837	5,787	18%
General and administrative	15,464	14,337	1,127	8%
Systems development and programming costs	7,225	5,894	1,331	23%
Amortization of intangible assets	11,217	13,549	(2,332)	(17%)
Depreciation	3,434	3,218	216	7%
Total operating expenses	$111,334	$102,478	$8,856	9%

Cost of Providing Services

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$27,093	$24,095	$2,998	12%
Facilities	1,883	1,611	272	17%
Information technology and communication	2,520	2,495	25	1%
Other expenses	4,874	5,442	(568)	(10%)
Total cost of providing services	$36,370	$33,643	$2,727	8%

Cost of providing services for the three months ended March 31, 2015 increased by $2.7 million, or 8%, compared to the same period of the prior year. Compensation-related costs increased by $3.0 million due to increased headcount to support our growth, as well as a $0.3 million increase in stock-based compensation expense, offset by $0.7 million saving in costs to administer our insurance programs.  Cost of providing services decreased to 6% of total revenues in the three months ended March 31, 2015, from 7% in the same period of the prior year.  Cost of providing services remained unchanged at 26% of Net Service Revenues in the three months ended March 31, 2015 and March 31, 2014.

Sales and Marketing

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$26,730	$23,294	$3,436	15%
Marketing and advertising	4,656	3,903	753	19%
Facilities	1,020	774	246	32%
Other expenses	5,218	3,866	1,352	35%
Total sales and marketing	$37,624	$31,837	$5,787	18%

Sales and marketing expenses for the three months ended March 31, 2015 increased by $5.8 million, or 18%, compared to the same period of the prior year. Of this increase, $3.4 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, as well as a $0.4 million increase in stock-based compensation expense. Marketing and advertising expenses increased $0.8 million, or 19%, primarily as a result of our effort to focus on market verticals and penetration.  In order to support the growth in sales force, facilities cost increased $0.2 million, or 32%, and other expenses including travel expenses and management information systems spending increased $1.4 million, or 35%.  Sales and marketing expenses as a percentage of total revenues remained unchanged at 6% in each of the three months ended March 31, 2015 and 2014.  As a percentage of Net Service Revenues, sales and marketing expenses increased to 26% in the three months ended March 31, 2015, from 25% in the same period of the prior year as a result of our investments in growing our direct channel.

General and Administrative

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$9,544	$8,495	$1,049	12%
Legal and professional fees	2,847	1,933	914	47%
Other expenses	3,073	3,909	(836)	(21%)
Total general and administrative	$15,464	$14,337	$1,127	8%

General and administrative expenses for the three months ended March 31, 2015 increased by $1.1 million, or 8%, compared to the same period of the prior year.  Legal and professional fees increased $0.9 million or 47%, as a result of being a public company. Other expense decreased $0.8 million, or 21%, as a result of cost saving measures.  Compensation-related costs increased $1.0 million compared to the same period of the prior year primarily due to an increase in stock-based compensation expenses.  General and administrative expenses decreased to 2% of total revenues in the three months ended March 31, 2015, compared to 3% in of total revenues in the three months ended March 31, 2014, and remained at 11% of Net Service Revenues, for the three months ended March 31, 2015 and 2014.

Systems Development and Programming

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$5,514	$4,860	$654	13%
Other expenses	1,711	1,034	677	65%
Total systems development and programming costs	$7,225	$5,894	$1,331	23%

Our systems development and programming costs for the three months ended March 31, 2015 increased by $1.3 million, or 23%, compared to the same period of the prior year. The increase was primarily due to an increase in compensation-related costs resulting from the increase in headcount and consulting expenses, to support and enhance our technology product delivery. Despite these increases, systems development and programming costs remained unchanged at 1% of total revenues, or 5% of Net Service Revenues, in the three months ended March 31, 2015 and March 31, 2014.

Amortization of Intangible Assets and Depreciation

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$11,217	$13,549	$(2,332)	(17%)
Depreciation	$3,434	$3,218	$216	7%

Our amortization of intangible assets decreased by $2.3 million, or 17%, for the three months ended March 31, 2015 as a result of the expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions.

Other Income (Expense)

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(5,204)	$(21,852)	$16,648	(76%)
Other, net	$450	$103	$347	337%

Other income (expense) was primarily the result of interest expense under our credit facilities. In March 2014, we repaid $216.6 million of these facilities from the proceeds of our initial public offering, or IPO, which led to lower interest expense in the three months ended March 31, 2015 as a result of the lower debt level compared to the same period of the prior year.

Provision for Income Taxes

	Three months ended		Change
	March 31,		2015 vs. 2014
	2015	2014	$	%
	(in thousands, except percentages)
Provision for income taxes	$10,476	$1,988	$8,488	427%
Effective tax rates	39.9%	56.4%

Our provision for income taxes for the three months ended March 31, 2015 increased by $8.5 million compared to the same period of the prior year, primarily due to the increase in our pre-tax income. Our effective income tax rate  decreased from 56.4% for the three months ended March 31, 2014 to 39.9% for the three months ended March 31, 2015, primarily due to a discrete benefit from disqualifying disposition of previously non-deductible stock-based compensation, offset by a discrete expense recorded in the three months ended March 31, 2014, related to a regulatory state tax law change.

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

Cash Flows

We generated positive cash flows from operating activities during the three months ended March 31, 2015 and 2014. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$14,118	$30,337
Investing activities	(4,644)	(6,064)
Financing activities	(39,278)	4,014
Effect of exchange rates on cash and cash equivalents	(136)	(42)
Net increase (decrease) in cash and cash equivalents	$(29,940)	$28,245

Cash Flows from Operating Activities

Net cash provided by operating activities was $14.1 million and $30.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash from operating activities was primarily driven by an increase in workers compensation collateral.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.6 million for the three months ended March 31, 2015, as compared to $6.1 million in the same period of the prior year. Investments to purchase property and equipment were $4.6 million for the three months ended March 31, 2015 compared to $5.1 million for the same period of 2014 reflecting continued investment in technology to enhance our product offerings.

Cash Flows from Financing Activities

Net cash used in financing activities was $39.3 million for the three months ended March 31, 2015, compared to $4.0 million provided by financing activities in the same period of the prior year. Net cash used in financing activities during the three months ended March 31, 2015 was attributable to $30.1 million in loan repayments, and $25.0 million in stock repurchases, offset by $3.2 million of net proceeds received from the exercise of stock options and $12.9 million of excess income tax benefit recognized related to stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2014 was attributable to $219.4 million of net proceeds received from our IPO, offset by $216.6 million of loan payments from those proceeds.

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

The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million, which we refer to as the revolving credit facility. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility. The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of March 31, 2015.  As of March 31, 2015, we had $514.7 million in outstanding indebtedness under the Amended and Restated Credit Agreement, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries.

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

Contractual Obligations and Commitments

Our principal obligations and commitments consist of long-term debt obligations of $514.7 million and interest on debt obligations in accordance with the terms of the amended and restated credit agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of March 31, 2015.

Workers compensation liabilities of $144.3 million are considered contractual obligations because they represent the estimated costs of reimbursing the carriers for paying claims within the deductible layer in accordance with workers compensation insurance policies. Workers compensation liabilities include estimates for reported claims, plus estimates for claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. These estimates are subject to significant uncertainty. The actual amount to be paid is not finally determined until we reach a settlement with the insurance carrier. Final claim settlements may vary significantly from the present estimates, particularly because many claims will not be settled until well into the future. In estimating the timing of future payments by year, we have assumed that our historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

Our purchase obligations primarily consist of obligations for renewal premiums on workers compensation policies, software licenses and maintenance, sales and marketing events and professional and consulting fees. These are associated with agreements that we believe are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction.

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

We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivables in connection with workers compensation premiums totaling $830.6 million at March 31, 2015. Included in this amount were $52.4 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.  Our investments are made for capital preservation purposes. The cash and cash equivalents, restricted cash, payroll funds collected and workers compensation premium receivable are held for working capital purposes.

Our cash equivalents, payroll funds collected, workers compensation receivable and our investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

We also had total outstanding indebtedness of $514.7 million as of March 31, 2015, of which $20.3 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates of LIBOR + 2.75% over the term of the facility.  As a result of our credit facility, we are exposed to changes in interest rates. With an increase in interest rates in effect at March 31, 2015 of 100 basis points, our interest expense for 2015 through 2019 would be $87.5 million. On the other hand, with a decrease in interest rates in effect at March 31, 2015 of 100 basis points, our interest expense for 2015 through 2019 would be $52.9 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation Efforts on Previously Identified Material Weakness

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013, and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified related to our incorrectly recording a deferred tax asset in connection with our accounting for our acquisition of Ambrose Employer Group, LLC that should have been reported as goodwill as of September 30, 2013, and to incorrectly recording a true-up to the income tax provision in 2011 related to the allocation of stock compensation between qualified and nonqualified stock options that should have been identified and recorded in 2010. As a result, there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for the years ended December 31, 2011 and 2010.

In response to this material weakness, we hired a Director of Income Tax Accounting, who reports directly to our Chief Accounting Officer. We engaged external technical advisers to assist us with the evaluation of complex tax issues and improve our process, procedures and documentation standards relating to preparation of income tax provision calculations.  We will continue to assess and develop our tax professionals to provide appropriate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends on the willingness of small to medium-sized businesses, or SMBs to outsource their HR function to a third-party service provider. We estimate that fewer than 5% of U.S. employees of businesses with fewer than 500 employees are part of a co-employment arrangement, in which all or some portion of the employer’s HR function was outsourced to a single third-party provider such as TriNet. We believe that our growth opportunity is primarily a function of our ability to penetrate the SMB market. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal HR organizations and therefore may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfill their HR needs, then the market for our solution may not develop as we anticipate and our business may not grow.

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

Our quarterly results of operations are likely to fluctuate, and our results in some quarters may be below the expectations of research analysts and our investors, which could cause the price of our common stock to decline. Some of our significant expenses, such as insurance costs for our WSEs, rent expense and debt expense, may require significant lead time to reduce. If we do not achieve our expected revenues targets, we may be unable to adjust our costs quickly enough to offset any revenues shortfall, which could harm our results of operations. Some of the important factors that may cause our revenues, results of operations and cash flows to fluctuate from quarter to quarter include:

•	the number and severity of health and workers compensation insurance claims by WSEs and the timing of claims information provided by our insurance carriers;
•	the number of our new clients initiating service and the number of WSEs employed by each new client;
•	our loss of existing clients;
•	reduction in the number of WSEs at existing clients;
•	the timing of client payments and payment defaults by clients;
•	the amount and timing of our insurance costs, operating expenses and capital expenditures;
•	costs associated with our acquisitions of companies, assets and technologies;
•	payments or drawdowns on our credit facility, or any amendments to our obligations under our credit facility;
•	expenses we incur for geographic and service expansion;
•	our regulatory compliance costs;
•	changes to our credit ratings by rating agencies;
•	changes in our effective tax rate;
•	extraordinary expenses such as litigation or other dispute-related settlement payments; and
•	the impact of new accounting pronouncements.

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

Our operations are governed by numerous federal, state and local laws relating to labor, tax, benefits, insurance and employment matters. We are a professional employer organization, and by entering into a co-employment relationship with WSEs, we assume certain obligations, responsibilities and potential legal risks of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act, or ERISA, and federal and state employment tax laws) do not specifically address the obligations and responsibilities of a provider of outsourced HR in a co-employment relationship, and the definition of employer under these laws is not uniform. In addition, many states have not addressed the co-employment relationship for purposes of compliance with applicable state laws governing the relationship between employers and employees and state insurance laws. There is even greater uncertainty on the federal level, such as the application of proposed immigration reform to a co-employment relationship, and tax credits for small businesses that utilize a co-employment relationship.

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

The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and U.S. states. A number of key provisions of the Act have begun to take effect over the last year, including the establishment of state and federal insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United States regularly examine our income and other tax returns. For example, in connection with an IRS examination of prior federal income tax returns filed by Gevity, a company we acquired in 2009, we received a technical advice memorandum from the IRS taking the position that a total of $10.5 million employment tax credits taken by Gevity, and an additional approximately $2.0 million taken by us after acquiring Gevity, should be reversed, which position we dispute. The ultimate outcome of these examinations and tax disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

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

As of March 31, 2015, we had $514.7 million in outstanding indebtedness under our credit facility, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facility could affect our business in various ways, including the following:

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

In preparing and reviewing our consolidated financial statements as of and for the nine months ended September 30, 2013, and in connection with our restatement of previously issued consolidated financial statements for the years ended December 31, 2010 and 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to accounting for income taxes. As a result, there were adjustments required in connection with closing our books and records and preparing our consolidated financial statements for the nine months ended September 30, 2013 and a restatement was required for our consolidated financial statements for the years ended December 31, 2010 and 2011. In response to this material weakness, we hired a Director of Income Tax Accounting, who reports directly to our Chief Accounting Officer,we engaged external technical advisers to assist us with the evaluation of complex tax issues and we improved our process, procedures and documentation standards relating to preparation of income tax provision calculations.  We believe these efforts resulted in the elimination of the previously identified material weakness. However, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. If other material weaknesses or other significant control deficiencies are identified or occur, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the New York Stock Exchange, or NYSE, and could adversely affect our reputation, results of operations and financial condition.

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

The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $16.00 per share, the daily closing price of our common stock has ranged from $17.28 to $38.00 per share through March 31, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of March 31, 2015, there were 5,831,563 shares of common stock subject to outstanding options, 739,765 shares of common stock issuable upon settlement of restricted stock units and 173,286 shares of common stock issuable upon settlement of performance-based restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, as well as the shares we have reserved for future issuance under our Employee Stock Purchase Plan, or ESPP, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, or such shares are purchased pursuant to our ESPP, subject to compliance with applicable securities laws.

As of March 31, 2015, the holders of 20,091,312 shares of common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.

The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.

As of March 31, 2015, funds affiliated with General Atlantic, our largest stockholder, beneficially own approximately 28.7% of our outstanding common stock, and all of our directors, officers and their affiliates, including the funds affiliated with General Atlantic, beneficially own, in the aggregate, approximately 41.4% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Issuer Purchases of Equity Securities

The following table provides information about our purchases of TriNet common stock during the quarter ended March31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans (1)
January 1 - January 31, 2015	—	—	—	—
February 1 - February 28, 2015	—	—	—	—
March 1 - March 31, 2015	725,624	$34.45	725,624	145,125
Total	725,624

(1)

During the fourth quarter of 2014, our board of directors approved a $30 million increase to our ongoing stock repurchase program, authorizing us to repurchase in the aggregate up to $45 million of our outstanding common stock. The program was initially approved by our board of directors in May 2014 to authorize us to repurchase in the aggregate up to $15 million of our outstanding common stock. We repurchased approximately $15 million and $25 million of our outstanding common stock during the year 2014 and during the three months ended March 31, 2015, respectively. As of March 31, 2015 we had $5 million remaining for repurchases. Stock repurchases under the program are intended to offset the dilutive effect of share-based employee incentive compensation.

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

TRINET GROUP, INC.

Date: May 7, 2015	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: May 7, 2015	By:	/s/ William Porter
William Porter
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
10.1	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.