Form 10-Q
period 2015-06-30
TRINET GROUP INC
filed 2015-08-06
CIK 937098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the registrant had 70,558,270 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$128,413	$134,341
Restricted cash	14,550	14,543
Prepaid income taxes	20,431	26,711
Prepaid expenses	14,541	9,336
Deferred loan costs and other current assets	4,148	4,271
Worksite employee related assets	838,239	1,635,136
Total current assets	1,020,322	1,824,338
Workers compensation receivable	37,238	31,905
Restricted cash and investments	82,853	69,447
Property and equipment, net	36,134	32,298
Goodwill	288,857	288,857
Other intangible assets, net	59,893	81,718
Deferred and other long term income taxes	21,715	7,184
Deferred loan costs and other assets	10,033	12,017
Total assets	$1,557,045	$2,347,764
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,354	$12,273
Accrued corporate wages	26,250	29,179
Deferred income taxes	67,777	65,713
Current portion of notes payable and borrowings under capital leases	20,272	20,738
Other current liabilities	10,410	10,303
Worksite employee related liabilities	832,531	1,630,555
Total current liabilities	969,594	1,768,761
Notes payable and borrowings under capital leases, less current portion	489,553	524,412
Workers compensation liabilities	99,125	75,448
Other liabilities	6,715	4,902
Total liabilities	1,564,987	2,373,523
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 70,489,820 and 69,811,326 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	476,426	442,682
Accumulated deficit	(483,982)	(468,127)
Accumulated other comprehensive loss	(386)	(314)
Total stockholders’ deficit	(7,942)	(25,759)
Total liabilities and stockholders’ deficit	$1,557,045	$2,347,764

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Professional service revenues	$97,799	$82,260	$194,815	$165,135
Insurance service revenues	542,208	442,746	1,070,770	868,783
Total revenues	640,007	525,006	1,265,585	1,033,918
Costs and operating expenses:
Insurance costs	517,994	400,195	1,001,197	781,352
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	37,672	34,034	74,042	67,677
Sales and marketing	41,119	34,992	78,743	66,829
General and administrative	15,801	12,682	31,265	27,019
Systems development and programming costs	7,633	6,565	14,858	12,459
Amortization of intangible assets	10,608	13,267	21,825	26,816
Depreciation	3,195	3,242	6,629	6,460
Total costs and operating expenses	634,022	504,977	1,228,559	988,612
Operating income	5,985	20,029	37,026	45,306
Other income (expense):
Interest expense and bank fees	(4,764)	(8,860)	(9,968)	(30,712)
Other, net	68	(25)	518	78
Income before provision for income taxes	1,289	11,144	27,576	14,672
Provision for income taxes	2,597	4,923	13,073	6,911
Net income (loss)	$(1,308)	$6,221	$14,503	$7,761
Net income (loss) per share:
Basic	$(0.02)	$0.09	$0.21	$0.13
Diluted	$(0.02)	$0.09	$0.20	$0.12
Weighted average shares:
Basic	70,305,185	69,053,403	70,251,980	42,914,458
Diluted	70,305,185	72,658,822	73,090,962	46,028,300

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,308)	$6,221	$14,503	$7,761
Other comprehensive income (loss), net of tax
Unrealized gains on investments	–	3	37	20
Foreign currency translation adjustments	27	43	(109)	1
Total other comprehensive income (loss), net of tax	27	46	(72)	21
Comprehensive income (loss)	$(1,281)	$6,267	$14,431	$7,782

See accompanying notes.

TriNet Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$14,503	$7,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,302	39,070
Deferred income taxes	1,977	2,276
Stock-based compensation	8,803	5,070
Excess tax benefit from equity incentive plan activity	(17,673)	(3,029)
Accretion of workers compensation and leases fair value adjustment	(358)	(695)
Changes in operating assets and liabilities:
Restricted cash and investments	(13,413)	10,520
Prepaid expenses and other current assets	(5,082)	(3,960)
Workers compensation receivables	(5,083)	(14,737)
Other assets	(14,509)	4,871
Accounts payable	(35)	3,405
Prepaid income taxes	23,953	(6,461)
Other current liabilities	(612)	(753)
Other liabilities	25,532	11,745
Worksite employee related assets	796,897	108,158
Worksite employee related liabilities	(798,024)	(109,584)
Net cash provided by operating activities	45,178	53,657
Investing activities
Purchase of debt securities	–	(16,789)
Purchase of property and equipment	(10,349)	(8,709)
Net cash used in investing activities	(10,349)	(25,498)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	–	218,613
Proceeds from issuance of common stock on exercised options	4,639	631
Proceeds from issuance of common stock on employee stock purchase plan	2,723	–
Excess tax benefit from equity incentive plan activity	17,673	3,029
Repayment of notes payable	(35,187)	(243,025)
Repayments under capital leases	(138)	(188)
Repurchase of common stock	(30,358)	(1,288)
Net cash used in financing activities	(40,648)	(22,228)
Effect of exchange rate changes on cash and cash equivalents	(109)	1
Net increase (decrease) in cash and cash equivalents	(5,928)	5,932
Cash and cash equivalents at beginning of period	134,341	94,356
Cash and cash equivalents at end of period	$128,413	$100,288

Supplemental disclosures of cash flow information
Cash paid for interest	$7,806	$23,407
Cash paid for income taxes, net	$1,505	$11,067
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$116	$3,970

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015. There have been no changes to the Company’s significant accounting policies described in such Annual Report that have had a material impact on its consolidated financial statements and related notes. All intercompany accounts and transactions have been eliminated in consolidation.

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

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Seasonality and Insurance Variability

Historically, the Company has experienced its highest monthly addition of WSEs, as well as its highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, the Company experiences higher levels of client attrition during the fourth quarter and, to a lesser extent, during the first quarter of the calendar year, in connection with renewals of the health insurance it provides for its WSEs, in the event that such renewals result in increased premiums that it passes on to its clients. The Company has also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted the Company’s insurance costs in these quarters. The Company has also experienced variability on a quarterly basis in the level of our insurance claims based on the unpredictable nature of large claims. These historical trends may change, and other seasonal trends and variability may develop that make it more difficult for the Company to manage its business.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-05—Intangibles—Goodwill and Other—Internal-Use Software, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company expects to adopt this guidance in 2016. The Company does not expect this guidance to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03— Interest—Imputation of Interest, as part of its Simplification Initiative. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01— Income Statement-Extraordinary and Unusual Items, as part of its Simplification Initiative. ASU 2015-01 became effective on January 9, 2015. The amendment eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this guidance in 2014. The adoption did not have an effect on the consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a method of adoption and is currently evaluating the effect that the amendments will have on the consolidated financial statements.

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES

The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	June 30,	December 31,
	2015	2014
Worksite employee-related assets:
Restricted cash	$82,611	$64,890
Restricted investments	2,318	4,555
Payroll funds collected	435,033	1,336,994
Unbilled revenue, net of advance collections of $80,719 and $113,190 at June 30, 2015 and December 31, 2014, respectively	289,240	203,599
Accounts receivable, net of allowance for doubtful accounts of $548 and $388 at June 30, 2015 and December 31, 2014, respectively	9,848	5,193
Prepaid health plan expenses	6,029	4,932
Refundable workers compensation premiums	6,272	7,975
Prepaid workers compensation expenses	3,304	1,256
Other payroll assets	3,584	5,742
Total worksite employee-related assets	$838,239	$1,635,136

Worksite employee-related liabilities:
Unbilled wages accrual	$347,016	$292,906
Payroll taxes payable	250,447	1,119,427
Health benefits payable	122,914	104,220
Customer prepayments	41,461	53,770
Workers compensation payable	42,935	36,778
Other payroll deductions	27,758	23,454
Total worksite employee-related liabilities	$832,531	$1,630,555

NOTE 3. WORKERS COMPENSATION

The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence.

The following summarizes the activities in liability for unpaid claims and claims adjustment expenses (in thousands):

	For the six months ended June 30,	For the year ended December 31,
	2015	2014

Liability for unpaid claims and claims adjustment at beginning of period	$92,406	$58,610
Incurred related to:
Current year	40,155	61,669
Prior years	2,094	(4,725)
Total incurred	42,249	56,944
Paid related to:
Current year	(12,527)	(13,525)
Prior years	(6,537)	(9,623)
Total paid	(19,064)	(23,148)
Liability for unpaid claims and claims adjustment at end of period	115,591	92,406
Other premiums and collateral liabilities	26,469	19,820
Total workers compensation liabilities at end of period	$142,060	$112,226
Current portion included in worksite employee- related liability	42,935	36,778
Long term portion	$99,125	$75,448

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of June 30, 2015 and December 31, 2014, such restricted amounts of $41.2 million and $36.5 million, respectively, are presented as restricted cash and restricted investment within WSE-related assets in the accompanying consolidated balance sheets. In addition, at June 30, 2015 and December 31, 2014, $82.9 million and $69.4 million, respectively, are presented as restricted long-term investments.

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2015	2014

Software	$54,131	$53,349
Office equipment, including data processing equipment	19,797	18,550
Leasehold improvements	9,463	7,092
Furniture, fixtures, and equipment	6,937	6,450
Projects in progress	11,745	6,786
	102,073	92,227
Accumulated depreciation	(65,939)	(59,929)
Property and equipment, net	$36,134	$32,298

Software and furniture, fixtures, and equipment include amounts for assets under capital leases of $0.2 million and $1.4 million at June 30, 2015 and December 31, 2014, respectively. Accumulated depreciation of these assets was de minimis and $0.9 million at June 30, 2015 and December 31, 2014, respectively. Amortization of assets held under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.

Projects in progress consist primarily of software development costs. The Company capitalizes software development costs intended for internal use. The Company recognized depreciation expense for capitalized internally developed software of $2.1 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. Accumulated depreciation for these assets was $31.6 million and $29.4 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 5. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The Company’s noncurrent restricted cash and investments include $50.5 million of available-for-sale marketable securities and $32.4 million of cash collateral at June 30, 2015. The Company’s restricted investments within WSE-related assets include $2.3 million of certificates of deposit as of June 30, 2015. The available-for-sale marketable securities as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015:
U.S. treasuries	$49,947	$68	$-	$50,015
Mutual funds	500	7	-	507
Total investments	$50,447	$75	$-	$50,522

December 31, 2014:
U.S. treasuries	$50,075	$22	$(15)	$50,082
Mutual funds	500	6	-	506
Total investments	$50,575	$28	$(15)	$50,588

There were no realized gains or losses for the six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, the contractual maturities of the U.S. treasuries were two to three years.

As of June 30, 2015, none of the Company’s U.S. treasuries were in an unrealized loss position. Unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 0% and 59% of the total fair value of all securities available for sale as of June 30, 2015 and December 31, 2014, respectively, and their unrealized losses were de minimis as of June 30, 2015 and December 31, 2014. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
June 30, 2015:
Certificates of deposit	$2,318	$2,318	$-	$-
U.S. treasuries	50,015	50,015	-	-
Mutual funds	507	507	-	-
Total	$52,840	$52,840	$-	$-
December 31, 2014:
Certificates of deposit	$2,318	$2,318	$-	$-
U.S. treasuries	50,082	50,082	-	-
Mutual funds	506	506	-	-
Interest rate cap	1	-	1	-
Total	$52,907	$52,906	$1	$-

There were no transfers between Level I and Level II assets during the six months ended June 30, 2015 or the year ended December 31, 2014.

As of June 30, 2015 and December 31, 2014, certificates of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying consolidated balance sheets.

The carrying value of the Company’s financial instruments not measured at fair value, including cash, restricted cash, WSE-related assets and liabilities, line of credit and accrued corporate wages, approximates fair value due to the relatively short maturity, cash repayments or market interest rates of such instruments. The fair value of such financial instruments, other than cash and restricted cash, is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level II of the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level I.

At June 30, 2015 and December 31, 2014, the carrying value of the Company’s notes payable of $509.7 million and $544.9 million, respectively, approximated fair value. The estimated fair values of the Company’s notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 6. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES

The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	June 30,	December 31,
	2015	2014
Notes payable under credit facility	$509,688	$544,875
Capital leases	137	275
Less current portion	(20,272)	(20,738)
	$489,553	$524,412

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

In July  2014, the Company amended and restated its first lien credit facility pursuant to an amended and restated first lien credit agreement (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of tranche A term loans, (ii) $200 million principal amount of tranche B term loans, and (iii) a revolving credit facility of $75 million. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.

The tranche A term loans and the revolving credit facility will mature on July 9, 2019. The tranche B term loans will mature on July 9, 2017. Loans under the revolving credit facility are expected to be used for working capital and other general corporate purposes.

The tranche A term loans and loans under the revolving credit facility bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The applicable margins for the tranche A term loans and loans under the revolving credit facility are subject to reduction by 0.25% or 0.50%, or increase by 0.25%, based upon the Company’s total leverage ratio. The tranche B term loans bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The Company is required to pay a commitment fee of 0.50%, subject to decrease to 0.375% based on its total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.

The Company is permitted to make voluntary prepayments at any time without payment of a premium. The Company is required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the fiscal year ending December 31, 2015, 50% of its excess cash flow (subject to decrease to (x) 25% if its total leverage ratio as of the last day of such fiscal year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if the total leverage ratio as of the last day of such fiscal year is less than 3.00 to 1.0), provided that the Company may defer prepayments based on excess cash flow to the extent such payments would result the working capital being less than $10 million (after giving effect to such prepayments).

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

The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of June 30, 2015. In connection with the Amended and Restated Credit Agreement, the Company incurred $11.1 million of debt issuance costs. The Company deferred $8.0 million of the costs, which are being amortized over the term of the credit facility.  The remaining $3.1 million of costs were recorded to interest expense and bank fees.  Additionally, the Company recorded a $9.0 million loss on extinguishment of debt to write-off deferred issuance costs associated with the original first lien credit facility, which was also recorded to interest expense and bank fees.  The remaining $6.1 million of loan fees associated with the previous facility that was deemed to be modified continues to be amortized over the revised remaining term of the Amended and Restated Credit Agreement.

In March 2015, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in March 2015 for a charge of $0.4 million.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00, beginning with the fiscal quarter ending September 30, 2014, and a maximum total leverage ratio, currently at 4.50 to 1.00. The Company was in compliance with the restrictive covenants under the credit facilities at June 30, 2015. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

NOTE 7: STOCKHOLDERS’ EQUITY

Equity-Based Incentive Plans

In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Nonemployee directors are eligible to receive nonstatutory stock options automatically at designated intervals over their period of continuous service on the Board. The 2009 Plan, as amended, provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019. On January 1, 2015, 3,141,509 shares were automatically reserved for issuance under the amended 2009 Plan.

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

The Company has granted restricted stock units (RSUs) to members of the Board of Directors and certain executives. These RSUs represent rights to receive shares of the Company’s common stock on satisfaction of applicable vesting conditions. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant. The RSUs granted to the members of the Board of Directors vest a year from the grant date. The RSUs granted to newly hired employees vest at a rate of 25% of the total RSUs a year after the grant date and then 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter thereafter.  All other RSUs granted to employees vest at a rate of 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter following the grant date.

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

Equity incentive plan activity under the 2000 Plan and the 2009 Plan for the six months ended June 30, 2015 is summarized as follows:

Equity Incentive Plan Activity	Shares Available for Grant
Balance at December 31, 2014	2,708,524
Authorized	3,141,509
Granted	(1,194,751)
Forfeited	482,321
Expired	1,250
Balance at June 30, 2015	5,138,853

The following table summarizes stock option activity under the Company’s equity-based plans for the six months ended June 30, 2015:

Stock Options Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	6,892,810	$6.13	8.22	$173,338
Granted	277,200	33.42
Exercised	(1,442,538)	3.28
Forfeited	(467,002)	8.17
Expired	(1,250)	10.98
Balance at June 30, 2015	5,259,220	$8.17	7.95	$90,346

Exercisable at June 30, 2015	1,830,015	$4.74	7.39	$37,723
Vested and expected to vest at June 30, 2015	5,031,744	$7.96	7.92	$87,501

The weighted-average grant date fair value of stock options granted in each of the three months ended June 30, 2015 and June 30, 2014 was $11.63 and $12.46 per share, respectively.  The weighted-average grant date fair value of stock options granted in each of the six months ended June 30, 2015 and June 30, 2014 was $13.49 and $6.33 per share, respectively.  The total fair value of options vested for the three months ended June 30, 2015 and June 30, 2014 was $1.3  million and $1.3 million, respectively. The total fair value of options vested for the six months ended June 30, 2015 and June 30, 2014 was $5.7 million and $4.6 million, respectively.

The total intrinsic value of options exercised for the three months ended June 30, 2015 and June 30, 2014 was $12.8  million and $3.8 million, respectively.  The total intrinsic value of options exercised for the six months ended June 30, 2015 and June 30, 2014 was $43.0 million and $10.0 million, respectively.  Cash received from options exercised during the six months ended June 30, 2015 and June 30, 2014 was $4.7 million and $0.6 million, respectively.  The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.

As of June 30, 2015, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $19.5 million and is expected to be recognized over a weighted-average period of 1.83 years.

The following table summarizes RSU activity under the Company’s equity-based plans for the six months ended June 30, 2015:

Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2014	7,750	$13.21
Granted	744,265	$33.42
Vested	(35,639)	$32.66
Forfeited	(15,319)	$33.51
Nonvested at June 30, 2015	701,057	$33.24

The total grant date fair value of RSUs granted in the three months ended June 30, 2015 was $0.3 million. The total grant date fair value of RSUs granted in the six months ended June 30, 2015 was $24.9 million. The total grant date fair value of RSUs vested in the three months ended June 30, 2015 was $1.0 million. The total grant date fair value of RSUs vested in the six months ended June 30, 2015 was $1.1 million. As of June 30, 2015, unrecognized compensation expense, net of forfeitures, associated with the nonvested RSUs outstanding was $20.8 million, and is expected to be recognized over a weighted-average period of 3.41 years.

The following table summarizes PSU activity under the Company’s equity-based plans for the six months ended June 30, 2015:

Performance Based Restricted Stock Unit Activity		Weighted-Average
Grant Date
	Number of Units	Fair Value
Outstanding units at December 31, 2014	-	$-
Granted	173,286	$33.51
Units converted	-	$-
Forfeited	-	$-
Outstanding units at June 30, 2015	173,286	$33.51

The maximum total grant date fair value of PSUs granted in the six months ended June 30, 2015 was $5.8 million, assuming maximum 200% performance target is met.  As of June 30, 2015, unrecognized compensation expense assuming a 100% performance target is met, net of forfeitures, was $2.0 million, and is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. On January 1, 2015, an additional 698,113 shares were automatically reserved for issuance under the ESPP. The Company commenced its first purchase period under the ESPP on March 26, 2014 with a purchase price equal to the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods are six months in duration and will end on or about May 15 and November 15 of each year, with the exception of the initial offering period, which commenced on March 26, 2014 and ended on November 14, 2014. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. During the six months ended June 30, 2015, employees purchased 107,858 shares under the ESPP at a price of $25.25 per share for cash proceeds of $2.7 million.

Stock Repurchases

During the six months ended June 30, 2015, the Company repurchased 895,625 shares of outstanding common stock for $30.0 million. On June 29, 2015, the Board approved the repurchase of an additional $50.0 million of its outstanding common stock in the aggregate under the existing stock repurchase program. As of June 30, 2015, a total of approximately $50.0 million remained available for further repurchases of the Company’s common stock under the Company’s stock repurchase program.

Stock-Based Compensation

Stock-based compensation expense of $8.8 million and $5.1 million was recognized for the six months ended June 30, 2015 and 2014, respectively. Income tax benefit of $2.8 million and $1.4 million was recognized relating to stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively. The actual tax benefit realized from stock options exercised was $13.9 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively.

The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Assumptions	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	6.11	5.85	6.08-6.11	6.04
Expected volatility	39%	58%	39%	58%
Risk-free interest rate	1.96%	1.81%	1.74-1.96%	1.80%
Expected dividend yield	0%	0%	0%	0%

ESPP Assumptions	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	0.5	0.64	0.5	0.64
Expected volatility	33-43%	58%	33-43%	58%
Risk-free interest rate	0.07-0.08%	0.06%	0.07-0.08%	0.06%
Expected dividend yield	0%	0%	0%	0%

The volatility for the offering periods beginning on May 18, 2015, November 16, 2014 and March 26, 2014 were 43%, 33% and 58%, respectively.

Stock-based compensation expense for stock-based payment awards made to the Company’s employees pursuant to the equity plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of providing services	$1,214	$801	$1,972	$1,255
Sales and marketing	1,309	774	2,226	1,291
General and administrative	1,842	1,045	3,863	2,053
Systems development and programming costs	518	303	742	471
	$4,883	$2,923	$8,803	$5,070

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

Basic EPS is calculated by taking net income (loss), less earnings available to participating securities, divided by the basic weighted average common stock outstanding.

Diluted EPS is calculated using the more dilutive of the if-converted method and the two-class method. Because the preferred stock participates in dividends on a pro rata basis as if the shares had been converted, the diluted earnings per share are the same under both methods. The two-class method has been presented below.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator (basic)
Net income (loss)	$(1,308)	$6,221	$14,503	$7,761
Less net income allocated to participating securities	–	–	–	(2,366)
Net income (loss) attributable to common stock	$(1,308)	$6,221	$14,503	$5,395
Denominator (basic)
Weighted average shares of common stock outstanding	70,305	69,053	70,252	42,914
Basic EPS	$(0.02)	$0.09	$0.21	$0.13

Numerator (diluted)
Net income (loss)	$(1,308)	$6,221	$14,503	$7,761
Less net income allocated to participating securities	–	–	–	(2,253)
Net income (loss) attributable to common stock	$(1,308)	$6,221	$14,503	$5,508
Denominator (diluted)
Weighted average shares of common stock	70,305	69,053	70,252	42,914
Dilutive effect of stock options and restricted stock units	–	3,605	2,839	3,114
Weighted average shares of common stock outstanding	70,305	72,659	73,091	46,028
Diluted EPS	$(0.02)	$0.09	$0.20	$0.12
Common stock equivalents excluded from income (loss) per diluted share because of their anti-dilutive effect	3,589	143	850	827

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

The Company’s effective income tax rate was 201.5% and 44.2% for the three months ended June 30, 2015 and 2014, respectively, and 47.4% and 47.1% for the six months ended June 30, 2015 and 2014, respectively. The increase is primarily due to the revaluation of deferred taxes resulting from regulatory tax law changes which resulted in a charge of $2.0 million, offset in part by disqualifying dispositions on previously non-deductible stock-based compensation. The law change had a disproportionate impact on the effective tax rate for the three months ended June 30, 2015 due to the decrease in income before provision for taxes.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2015 and 2014 was $3.2 and $2.9 million, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $6.3 million and $5.7 million, respectively.

Operating Covenants

To meet various states’ licensing requirements and maintain accreditation by the Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of June 30, 2015, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.

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

The Company has been named as a defendant in various class action, collective action and representative action lawsuits arising from the nature of its relationship with its WSEs. Management is currently unable to estimate a possible loss or range of loss for these class action lawsuits. However, at this stage of the lawsuits, management currently believes that none of the pending legal proceedings or claims is reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Nevertheless, regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, if one or more of these legal matters were resolved against the Company in a way contrary to management’s expectations, the Company’s consolidated financial statements could be materially adversely affected.

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

Overview

TriNet is a leading provider of a comprehensive human resources solution for small to medium-sized businesses, or SMBs. We enhance business productivity by enabling our clients to outsource their human resources, or HR, function to one strategic partner and allowing them to focus on operating and growing their core businesses. Our HR solution includes services such as payroll processing, human capital consulting, employment law compliance and employee benefits, including health insurance, retirement plans and workers compensation insurance. Our services are delivered by our expert team of HR professionals and enabled by our proprietary, cloud-based technology platform, which allows our clients and their employees to efficiently conduct their HR transactions anytime and anywhere. We believe we are a leader in the industry due to our size, our presence in the United States and Canada and the number of clients and employees that we serve.

We utilize a co-employment model pursuant to which both we and our clients become employers of our clients’ employees, which we refer to as worksite employees, or WSEs. This model affords us a close and embedded relationship with our clients and their employees. Under the co-employment model, employment-related liabilities are contractually allocated between us and our clients. We assume responsibility for, and manage the risks associated with, each client’s employee payroll obligations, including the liability for payment of salaries and wages to each client employee, the payment of payroll taxes and, at the client’s option, responsibility for providing group health, welfare, workers compensation and retirement benefits to such individuals. Unlike a payroll service provider, we issue each WSE a payroll check drawn on our bank accounts and contract with insurance carriers to provide health and workers compensation insurance to WSEs under TriNet’s name.

We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of June 30, 2015, we served over 11,000 clients in all 50 states, the District of Columbia and Canada and co-employed approximately 302,000 WSEs.

Our total revenues consist of professional service revenues and insurance service revenues. For each of the three months ended June 30, 2015 and 2014, 15% of our total revenues consisted of professional service revenues and 85% of our total revenues consisted of insurance service revenues. For each of the six months ended June 30, 2015 and 2014, 16% of our total revenues consisted of professional service revenues and 84% of our total revenues consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally non-GAAP financial measures of revenues, including Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs, and Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For the three months ended June 30, 2015 and 2014, 80% and 66% of our Net Service Revenues, respectively, consisted of professional service revenues and 20% and 34% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues. For the six months ended June 30, 2015 and 2014, 74% and 65% of our Net Service Revenues, respectively, consisted of professional service revenues and 26% and 35% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues.

We sell our services primarily through our direct sales force, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended June 30, 2015 and 2014, our sales and marketing expenses were $41.1 million and $35.0 million, respectively, or 6% and 7% of our total revenues and 34% and 28% of our Net Service Revenues, respectively. For the six months ended June 30, 2015 and 2014, our sales and marketing expenses were $78.7 million and $66.8 million, respectively, or 6% and 6% of our total revenues and 30% and 26% of our Net Service Revenues, respectively.

We have made significant investments in our proprietary, cloud-based technology platform, including implementing client information and management software to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage their employees and analyze employee benefits data. For the three months ended June 30, 2015 and 2014, our systems development and programming costs were $7.6 million and $6.6 million, respectively, or 1% and 1% of our total revenues and 6% and 5% of our Net Service Revenues, respectively. For the six months ended June 30, 2015 and 2014, our systems development and programming costs were $14.9 million and $12.5 million, respectively, or 1% and 1% of our total revenues and 6% and 5% of our Net Service Revenues, respectively.

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

Key Operating Metrics

We regularly review certain key operating metrics to evaluate growth trends, measure our performance and make strategic decisions. Our key operating metrics as of and for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Insurance Service Revenues (in thousands)	$24,214	$42,551	$69,573	$87,431
Net Service Revenues (in thousands)	$122,013	$124,811	$264,388	$252,566
Total WSEs	302,375	258,985
Total Sales Representatives	486	388

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

Seasonality and Insurance Variability

Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, we experience higher levels of client attrition during the fourth quarter and, to a lesser extent, during the first quarter of the calendar year, in connection with renewals of the health insurance we provide for our WSEs, in the event that such renewals result in increased premiums that we pass on to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the level of our insurance claims based on the unpredictable nature of large claims. These historical trends may change, and other seasonal trends and variability may develop that make it more difficult for us to manage our business.

Non-GAAP Financial Results

We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income (loss), excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income (loss), excluding the effects of stock-based compensation, amortization of intangible assets, non-cash interest expense, debt prepayment premiums and the income tax effect of these pre-tax adjustments at our effective tax rate. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates, we have adjusted the effective tax rate to 40.5% for the three and six month periods ended June 30, 2015, from 39.5% for the three and six month periods ended June 30, 2014. Each of these effective tax rates exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs.

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

The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Insurance service revenues	$542,208	$442,746	$1,070,770	$868,783
Less: Insurance costs	517,994	400,195	1,001,197	781,352
Net Insurance Service Revenues	$24,214	$42,551	$69,573	$87,431

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Total revenues	$640,007	$525,006	$1,265,585	$1,033,918
Less: Insurance costs	517,994	400,195	1,001,197	781,352
Net Service Revenues	$122,013	$124,811	$264,388	$252,566

The table below sets forth a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$(1,308)	$6,221	$14,503	$7,761
Provision for income taxes	2,597	4,923	13,073	6,911
Stock-based compensation	4,883	2,923	8,803	5,070
Interest expense and bank fees	4,764	8,860	9,968	30,712
Depreciation	3,195	3,242	6,629	6,460
Amortization of intangible assets	10,608	13,267	21,825	26,816
Adjusted EBITDA	$24,739	$39,436	$74,801	$83,730

The table below sets forth a reconciliation of GAAP net income (loss) to Adjusted Net Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$(1,308)	$6,221	$14,503	$7,761
Effective income tax rate adjustment	2,075	521	1,905	1,116
Stock-based compensation	4,883	2,923	8,803	5,070
Amortization of intangible assets	10,608	13,267	21,825	26,816
Non-cash interest expense	804	1,380	2,021	7,486
Debt prepayment premium	-	-	-	3,800
Income tax impact of pre-tax adjustments	(6,599)	(6,940)	(13,223)	(17,053)
Adjusted Net Income	$10,463	$17,372	$35,834	$34,996

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

Our insurance costs are, in part, a function of the type and terms of agreements that we enter into with the insurance carriers that provide fully-insured coverage for our WSEs. Our future premiums under these, or ensuing, policies will be influenced by the WSE claims activity in prior periods. The remainder of the health insurance policies and all of the workers compensation insurance policies that we provide to our clients are policies with respect to which we agree to reimburse our carriers for any claims that they pay within our deductible layer. Under these policies, WSEs file claims with the carriers, which are responsible for paying the claims up to the maximum coverage under the policies. The carriers then seek reimbursement from us up to our deductible per incident for workers compensation claims, or up to a cap for health insurance claims in accordance with the terms of the underlying health insurance policies. In no event are we liable to pay the claims directly to WSEs. As we evaluate the claims experience for each fiscal period, we adjust, as we deem necessary, our workers compensation and health benefits reserves, and this in turn has a corresponding impact on our insurance costs. As a result, our insurance costs fluctuate from period to period depending on the number and severity of the claims incurred by our WSEs. We expect our insurance costs to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs. We also expect our insurance costs to continue to fluctuate on a quarterly basis due to variability in the number and severity of claims.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense under our credit facility and capital leases, debt issuance cost amortization, and, in 2014, a prepayment premium.

Provision for Income Taxes

We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services to certain clients with employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of the three and six months ended June 30, 2015 and 2014. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2015-05—Intangibles—Goodwill and Other—Internal-Use Software, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We expect to adopt this guidance in 2016. We do not expect this guidance to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03— Interest—Imputation of Interest, as part of its Simplification Initiative. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We expect are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01— Income Statement - Extraordinary and Unusual Items, as part of its Simplification Initiative. ASU 2015-01 became effective on January 9, 2015. The amendment eliminates from GAAP the concept of extraordinary items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance in 2014. The adoption did not have an effect on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a method of adoption and are currently evaluating the effect that the amendments will have on our consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues and Net Service Revenues for those periods. Period-to-period comparisons of our financial results are not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$97,799	$82,260	$194,815	$165,135
Insurance service revenues	542,208	442,746	1,070,770	868,783
Total revenues	640,007	525,006	1,265,585	1,033,918
Costs and operating expenses:
Insurance costs	517,994	400,195	1,001,197	781,352
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	37,672	34,034	74,042	67,677
Sales and marketing (1)	41,119	34,992	78,743	66,829
General and administrative (1)	15,801	12,682	31,265	27,019
Systems development and programming costs (1)	7,633	6,565	14,858	12,459
Amortization of intangible assets	10,608	13,267	21,825	26,816
Depreciation	3,195	3,242	6,629	6,460
Total costs and operating expenses	634,022	504,977	1,228,559	988,612
Operating income	5,985	20,029	37,026	45,306
Other income (expense):
Interest expense and bank fees	(4,764)	(8,860)	(9,968)	(30,712)
Other, net	68	(25)	518	78
Income before provision for income taxes	1,289	11,144	27,576	14,672
Provision for income taxes	2,597	4,923	13,073	6,911
Net income (loss)	$(1,308)	$6,221	$14,503	$7,761

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of providing services	$1,214	$801	$1,972	$1,255
Sales and marketing	1,309	774	2,226	1,291
General and administrative	1,842	1,045	3,863	2,053
Systems development and programming costs	518	303	742	471
Total stock-based compensation expense	$4,883	$2,923	$8,803	$5,070

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Percentage of total revenues:
Professional service revenues	15%	16%	15%	16%
Insurance service revenues	85%	84%	85%	84%
Total revenues	100%	100%	100%	100%
Costs and operating expenses:
Insurance costs	81%	76%	79%	76%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	6%	6%	7%
Sales and marketing	6%	7%	6%	6%
General and administrative	2%	2%	2%	3%
Systems development and programming costs	1%	1%	1%	1%
Amortization of intangible assets	2%	3%	2%	3%
Depreciation	0%	1%	1%	1%
Total costs and operating expenses	99%	96%	97%	96%
Operating income	1%	4%	3%	4%
Other income (expense):
Interest expense and bank fees	(1%)	(2%)	(1%)	(3%)
Other, net	0%	(0%)	0%	0%
Income before provision for income taxes	0%	2%	2%	1%
Provision for income taxes	0%	1%	1%	1%
Net income (loss)	(0%)	1%	1%	1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Percentage of Net Service Revenues:
Professional service revenues	80%	66%	74%	65%
Net Insurance Service Revenues	20%	34%	26%	35%
Net Service Revenues	100%	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	31%	27%	28%	27%
Sales and marketing	34%	28%	30%	26%
General and administrative	13%	10%	12%	11%
Systems development and programming costs	6%	5%	6%	5%
Amortization of intangible assets	9%	11%	8%	11%
Depreciation	3%	3%	3%	3%
Total other operating expenses	95%	84%	86%	82%
Operating income	5%	16%	14%	18%
Other income (expense):
Interest expense and bank fees	(4%)	(7%)	(4%)	(12%)
Other, net	0%	(0%)	0%	0%
Income before provision for income taxes	1%	9%	10%	6%
Provision for income taxes	2%	4%	5%	3%
Net income (loss)	(1%)	5%	5%	3%

Three and Six Months Ended June 30, 2015 and 2014

Total Revenues

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Professional service revenues	$97,799	$82,260	$15,539	19%	$194,815	$165,135	$29,680	18%
Insurance service revenues	542,208	442,746	99,462	22%	1,070,770	868,783	201,987	23%
Total revenues	$640,007	$525,006	$115,001	22%	$1,265,585	$1,033,918	$231,667	22%

Key operating metrics:
Total WSEs	302,375	258,985	43,390	17%
Total Sales Representatives	486	388	98	25%

Total revenues increased by $115.0 million, or 22%, for the three months ended June 30, 2015 compared to the same period of the prior year, and by $231.7 million, or 22%, for the six months ended June 30, 2015 compared to the same period of the prior year.  Professional service revenues and insurance service revenues for both three-month periods represented 15% and 85%, respectively, of total revenues. Professional service revenues and insurance service revenues for both six-month periods represented 15% and 85%, respectively, of total revenues.

Professional service revenues increased by $15.5 million, or 19%, for the three months ended June 30, 2015 compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs. Professional service revenues increased by $29.7 million, or 18%, for the six months ended June 30, 2015 compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs. Partially offsetting the increase in each of the three and six months ended June 30, 2015 was a $2.3 million refund related to prior year payroll taxes received in the three months ended March 31, 2014.

Insurance service revenues increased by $99.5 million, or 22%, for the three months ended June 30, 2015 compared to the same period of the prior year.  The increase was primarily due to our increase in Total WSEs and an increase of 5% in average insurance service revenues per WSE. Insurance service revenues increased by $202.0 million, or 23%, for the six months ended June 30, 2015 compared to the same period of the prior year.  The increase in each of these periods was primarily due to our increase in Total WSEs and an increase of 4% in average insurance service revenues per WSE.

Total WSEs at June 30, 2015 increased by 43,390, or 17%, compared to Total WSEs at June 30, 2014, which was primarily driven by a net increase in total clients. Our Total Sales Representatives increased from 388 at June 30, 2014 to 486 at June 30, 2015, primarily due to our efforts to grow our sales force.

Insurance Costs

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$ %		2015	2014	$ %
	(in thousands, except percentages)
Insurance costs	$517,994	$400,195	$117,799	29%	$1,001,197	$781,352	$219,845	28%

Insurance costs increased $117.8 million, or 29%, for the three months ended June 30, 2015 compared to the same period of the prior year. The increase resulted from an increase in Total WSEs and an increase of 11% in average insurance cost per WSE, primarily due to increased medical costs per WSE and, to a lesser extent, increased workers compensation cost per WSE. Insurance costs increased $219.8 million, or 28%, for the six months ended June 30, 2015 compared to the same period of the prior year. The increase resulted from an increase in Total WSEs and an increase of 9% in average insurance cost per WSE, primarily due to increased medical costs per WSE and, to a lesser extent, increased workers compensation cost per WSE. In particular, we experienced an increase in the volume of large acute claims for the three and six months ended June 30, 2015 compared to the same period of the prior year.

Net Insurance Service Revenues and Net Service Revenues

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Insurance service revenues	$542,208	$442,746	$99,462	22%	$1,070,770	$868,783	$201,987	23%
Less: Insurance costs	517,994	400,195	117,799	29%	1,001,197	781,352	219,845	28%
Net Insurance Service Revenues	$24,214	$42,551	$(18,337)	(43%)	$69,573	$87,431	$(17,858)	(20%)

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Total revenues	$640,007	$525,006	$115,001	22%	$1,265,585	$1,033,918	$231,667	22%
Less: Insurance costs	517,994	400,195	117,799	29%	1,001,197	781,352	219,845	28%
Net Service Revenues	$122,013	$124,811	$(2,798)	(2%)	$264,388	$252,566	$11,822	5%

For the reasons set forth above with respect to the increases in our insurance service revenues and total revenues, offset in part by the increase in our insurance costs, our Net Insurance Service Revenues decreased by $18.3 million, or 43%, for the three months ended June 30, 2015 as compared to the same period of the prior year, and by $17.9 million, or 20%, for the six months ended June 30, 2015 as compared to the same period of the prior year. Our Net Service Revenues decreased by $2.8 million, or 2%, for the three months ended June 30, 2015 as compared to the same period of the prior year, and increased by $11.8 million, or 5%, for the six months ended June 30, 2015.

Other Operating Expenses

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$37,672	$34,034	$3,638	11%	$74,042	$67,677	$6,365	9%
Sales and marketing	41,119	34,992	6,127	18%	78,743	66,829	11,914	18%
General and administrative	15,801	12,682	3,119	25%	31,265	27,019	4,246	16%
Systems development and programming costs	7,633	6,565	1,068	16%	14,858	12,459	2,399	19%
Amortization of intangible assets	10,608	13,267	(2,659)	(20%)	21,825	26,816	(4,991)	(19%)
Depreciation	3,195	3,242	(47)	(1%)	6,629	6,460	169	3%
Total operating expenses	$116,028	$104,782	$11,246	11%	$227,362	$207,260	$20,102	10%

Cost of Providing Services

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$27,474	$24,924	$2,550	10%	$54,567	$49,019	$5,548	11%
Facilities	1,958	1,770	188	11%	3,841	3,381	460	14%
Information technology and communication	2,482	2,022	460	23%	5,002	4,517	485	11%
Other expenses	5,758	5,318	440	8%	10,632	10,760	(128)	(1%)
Total cost of providing services	$37,672	$34,034	$3,638	11%	$74,042	$67,677	$6,365	9%

Cost of providing services increased by $3.6 million, or 11%, for the three months ended June 30, 2015 compared to the same period of the prior year. The increase was primarily attributable to a $2.6 million increase in compensation-related costs due to increased headcount to support our growth, as well as a $0.4 million increase in stock-based compensation expense, partially offset by $0.7 million in cost savings related to the administration of our insurance programs.  Cost of providing services remained unchanged at 6% of total revenues in the three months ended June 30, 2015 and June 30, 2014.  Cost of providing services increased to 31% of Net Service Revenues in the three months ended June 30, 2015 from 27% in the same period of the prior year as a result of lower Net Service Revenues.

Cost of providing services increased by $6.4 million, or 9%, for the six months ended June 30, 2015 compared to the same period of the prior year. The increase was primarily attributable to a $5.5 million increase in compensation-related costs due to increased headcount to support our growth and a $0.7 million increase in stock-based compensation expense. Additionally, facilities expense increased $0.5 million as a result of additional space being leased to support our growth. Cost of providing services decreased to 6% of total revenues in the six months ended June 30, 2015 from 7% in the same period of the prior year.  Cost of providing services increased to 28% of Net Service Revenues in the six months ended June 30, 2015 from 27% in the same period of the prior year.

Sales and Marketing

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$28,707	$24,426	$4,281	18%	$55,437	$47,720	$7,717	16%
Marketing and advertising	5,351	4,678	673	14%	10,007	8,581	1,426	17%
Facilities	1,065	939	126	13%	2,085	1,713	372	22%
Other expenses	5,996	4,949	1,047	21%	11,214	8,815	2,399	27%
Total sales and marketing	$41,119	$34,992	$6,127	18%	$78,743	$66,829	$11,914	18%

Sales and marketing expenses for the three months ended June 30, 2015 increased by $6.1 million, or 18%, compared to the same period of the prior year. Of this increase, $4.3 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, as well as a $0.5 million increase in stock-based compensation expense.  Marketing and advertising expenses increased $0.7 million, or 14%, primarily as a result of our effort to focus on market verticals and penetration.  In order to support the growth in sales force, other expenses, including travel expenses and management information systems spending increased $1.0 million, or 21%.  Sales and marketing expenses as a percentage of total revenues decreased to 6% in the three months ended June 30, 2015 from 7% in the same period of the prior year.  As a percentage of Net Service Revenues, sales and marketing expenses increased to 34% in the three months ended June 30, 2015, from 28% in the same period of the prior year as a result of lower Net Service Revenues.

Sales and marketing expenses for the six months ended June 30, 2015 increased by $11.9 million, or 18%, compared to the same period of the prior year.  Of this increase, $7.7 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, as well as a $0.9 million increase in stock-based compensation expense.  Marketing and advertising expenses increased $1.4 million, or 17%, primarily as a result of our effort to focus on market verticals and penetration.  In order to support the growth in sales force, other expenses including travel expenses and management information systems spending, increased $2.4 million, or 27%. Sales and marketing expenses as a percentage of total revenues remained unchanged at 6% in the six months ended June 30, 2015 and 2014. As a percentage of Net Service Revenues, sales and marketing expenses increased to 30% in the six months ended June 30, 2015 from 26% in the same period of the prior year as a result of lower Net Service Revenues.

General and Administrative

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$8,855	$8,212	$643	8%	$18,399	$16,707	$1,692	10%
Legal and professional fees	3,014	1,133	1,881	166%	5,861	3,066	2,795	91%
Other expenses	3,932	3,337	595	18%	7,005	7,246	(241)	(3%)
Total general and administrative	$15,801	$12,682	$3,119	25%	$31,265	$27,019	$4,246	16%

General and administrative expenses for the three months ended June 30, 2015 increased by $3.1 million, or 25%, compared to the same period of the prior year.  Compensation-related costs increased $0.6 million compared to the same period of the prior year primarily due to a $0.8 million increase in stock-based compensation expenses.  Legal and professional fees increased $1.9 million as a result of being a public company, and, therefore, being subject to the reporting requirements of the Sarbanes-Oxley Act. We are incurring additional costs, including, but not limited to, internal audit and regulatory compliance, which amounted to $1.0 million for the three months ended June 30, 2015. Other expense increased $0.6 million mainly due to an increase in bad debt reserves.  General and administrative expenses remained unchanged at 2% of total revenues in the three months ended June 30, 2015 and 2014. As a percentage of Net Service Revenues, general and administrative expenses increased to 13% for the three months ended June 30, 2015 from 10% in the same period of the prior year as a result of lower Net Service Revenues.

General and administrative expenses for the six months ended June 30, 2015 increased by $4.2 million, or 16%, compared to the same period of the prior year.  Compensation-related costs increased $1.7 million compared to the same period of the prior year primarily due to a $1.8 million increase in stock-based compensation expenses.  Legal and professional fees increased $2.8 million as a result of being a public company and, therefore, being subject to the reporting requirements of the Sarbanes-Oxley Act. We are incurring additional costs, including, but not limited to, internal audit and regulatory compliance, which amounted to $1.2 million for the three months ended June 30, 2015. General and administrative expenses decreased to 2% of total revenues in the six months ended June 30, 2015 from 3% in the same period of the prior year. As a percentage of Net Service Revenues, general and administrative expenses increased to 12% for the six months ended June 30, 2015 from 11% in the same period of the prior year as a result of lower Net Service Revenues.

Systems Development and Programming

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$4,957	$5,450	$(493)	(9%)	$10,471	$10,310	$161	2%
Other expenses	2,676	1,115	1,561	140%	4,387	2,149	2,238	104%
Total systems development and programming costs	$7,633	$6,565	$1,068	16%	$14,858	$12,459	$2,399	19%

Our systems development and programming costs for the three months ended June 30, 2015 increased by $1.1 million, or 16%, compared to the same period of the prior year. The increase was primarily due to an increase in consulting expenses to support and enhance our technology product delivery, offset by decreased compensation-related costs. Despite the increase, systems development and programming costs remained unchanged at 1% of total revenues in the three months ended June 30, 2015 and June 30, 2014. As a percentage of Net Service Revenues, systems development and programming costs increased to 6% in the six months ended June 30, 2015 from 5% in the same period of the prior year as a result of lower Net Service Revenues.

Our systems development and programming costs for the six months ended June 30, 2015 increased by $2.4 million, or 19%, compared to the same period of the prior year. The increase was primarily due to an increase in consulting expenses to support and enhance our technology product delivery. Despite the increase, systems development and programming costs remained unchanged at 1% of total revenues in the six months ended June 30, 2015 and June 30, 2014. As a percentage of Net Service Revenues, systems development and programming costs increased to 6% in the six months ended June 30, 2015 from 5% in the same period of the prior year as a result of lower Net Service Revenues.

Amortization of Intangible Assets and Depreciation

Three months ended	Change	Six Months ended	Change
June 30,	2015 vs. 2014	June 30,	2015 vs. 2014
2015	2014	$	%	2015	2014	$	%
(in thousands, except percentages)
Amortization of intangible assets	$10,608	$13,267	$(2,659)	(20%)	$21,825	$26,816	$(4,991)	(19%)
Depreciation	$3,195	$3,242	$(47)	(1%)	$6,629	$6,460	$169	3%

Our amortization of intangible assets decreased by $2.7 million, or 20%, for the three months ended June 30, 2015 compared to the same period of the prior year and by $5.0 million, or 19%, for the six months ended June 30, 2015 compared to the same period of the prior year, as a result of the expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions.

Other Income (Expense)

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(4,764)	$(8,860)	$4,096	(46%)	$(9,968)	$(30,712)	$20,744	(68%)
Other, net	$68	$(25)	$93	(372%)	$518	$78	$440	564%

Other income (expense) was primarily the result of interest expense under our credit facilities. In March 2014, we repaid $216.6 million of these facilities from the proceeds of our initial public offering, or IPO, which led to lower interest expense in the three and six months ended June 30, 2015 as a result of the lower debt level compared to the same period of the prior year.

Provision for Income Taxes

	Three months ended		Change		Six Months ended		Change
	June 30,		2015 vs. 2014		June 30,		2015 vs. 2014
	2015	2014	$ %		2015	2014	$ %
	(in thousands, except percentages)
Provision for income taxes	$2,597	$4,923	$(2,326)	(47%)	$13,073	$6,911	$6,162	89%
Effective tax rates	201.5%	44.2%			47.4%	47.1%

Our provision for income taxes for the three months ended June 30, 2015 decreased by $2.3 million compared to the same period of the prior year. Our effective income tax rate increased from 44.2% for the three months ended June 30, 2014 to 201.5% for the three months ended June 30, 2015, primarily due to the revaluation of deferred taxes resulting from a regulatory tax law change, which resulted in a charge of $2.0 million, offset in part by disqualifying dispositions of previously non-deductible stock-based compensation. The law change had a disproportionate impact on our effective tax rate for the three months ended June 30, 2015 due to the decrease in our income before provision for taxes.

Our provision for income taxes for the six months ended June 30, 2015 increased by $6.2 million compared to the same period of the prior year. Our effective income tax rate increased from 47.1% for the six months ended June 30, 2014 to 47.4% for the six months ended June 30, 2015, primarily due to the revaluation of deferred taxes resulting from a regulatory tax law change, which resulted in a charge of $2.0 million, offset in part by disqualifying dispositions of previously non-deductible stock-based compensation.

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

Cash Flows

We generated positive cash flows from operating activities during the six months ended June 30, 2015 and 2014. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$45,178	$53,657
Investing activities	(10,349)	(25,498)
Financing activities	(40,648)	(22,228)
Effect of exchange rates on cash and cash equivalents	(109)	1
Net increase (decrease) in cash and cash equivalents	$(5,928)	$5,932

Cash Flows from Operating Activities

Net cash provided by operating activities was $45.2 million and $53.7 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash from operating activities was primarily driven by an increase in workers compensation collateral.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.3 million for the six months ended June 30, 2015, as compared to $25.5 million in the same period of the prior year. Investments to purchase property and equipment were $10.3 million for the six months ended June 30, 2015 compared to $8.7 million for the same period of 2014 reflecting continued investment in technology to enhance our product offerings. Additionally, we invested $16.8 million in debt securities in the six months ended June 30, 2014.

Cash Flows from Financing Activities

Net cash used in financing activities was $40.6 million for the six months ended June 30, 2015, compared to $22.2 million in the same period of the prior year. Net cash used in financing activities during the six months ended June 30, 2015 was attributable to $35.2 million in loan repayments and $30.4 million in stock repurchases, offset by $4.6 million of net proceeds received from the exercise of stock options, $2.7 million in proceeds from issuance of our common stock for the employee stock purchase plan and $17.7 million of excess income tax benefit recognized related to stock option exercises. Net cash used in financing activities during the six months ended June 30, 2014 was attributable to $243.0 million of loan repayments and $1.3 million in stock repurchases, offset by $218.6 million of net proceeds received from our IPO, $3.0 million of excess income tax benefit recognized related to stock option exercises, and $0.6 million of net proceeds received from the exercise of stock options .

Credit Facility

In August 2013, we, as guarantor, our subsidiary TriNet HR Corporation, as borrower, and certain of our other subsidiaries as subsidiary guarantors entered into two senior secured credit facilities: (i) a $705.0 million first lien credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and (ii) a $190.0 million second lien credit facility with Wilmington Trust, National Association, as administrative agent. Proceeds from our IPO were used to fully repay the $190.0 million second lien credit facility, which resulted in a prepayment premium of $3.8 million, and to repay $25.0 million of the first lien credit tranche B-1 term loan. Additionally, the remaining balance of the loan fees associated with the second lien credit facility and a portion of the loan fees associated with the first lien credit facility were fully amortized in March 2014 for a charge of $5.0 million. In July 2014, we amended and restated our first lien credit facility pursuant to an amended and restated first lien credit agreement, or the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million, which we refer to as the revolving credit facility. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility. The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of June 30, 2015.  As of June 30, 2015, we had $509.7 million in outstanding indebtedness under the Amended and Restated Credit Agreement, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2015, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Remaining fiscal year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	509,688	10,124	197,220	302,344	-
Interest on debt obligations	63,673	7,875	35,027	20,771	-
Workers compensation claim liabilities	152,212	28,995	42,189	23,007	58,021
Workers compensation premium and collateral liabilities	34,153	20,554	5,084	8,515	-
Capital lease obligations	275	36	140	99	-
Operating lease obligations	42,702	6,154	17,771	11,820	6,957
Purchase obligations	15,271	3,832	11,439	-	-
Uncertain tax positions	183	18	165	-	-
Total	$818,157	$77,588	$309,035	$366,556	$64,978

Long-term debt obligations of and interest on debt obligations reflect the terms of the Amended and Restated Credit Agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of June 30, 2015.

Workers compensation claim liabilities represented in the table above are considered contractual obligations because they represent the estimated costs of reimbursing the carriers for paying claims within the deductible layer in accordance with workers compensation insurance policies. Workers compensation claim liabilities include estimates for reported claims, plus estimates for claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. These estimates are subject to significant uncertainty. The actual amount to be paid is not finally determined until we reach a settlement with the insurance carrier. Final claim settlements may vary significantly from the present estimates, particularly because many claims will not be settled until well into the future. In estimating the timing of future payments by year, we have assumed that our historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

Workers compensation premium and collateral liabilities represented in the table above are considered contractual obligations because they represent the estimated payments that will be made to carriers for the various workers compensation programs. These estimates are subject to uncertainty.

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

The uncertain tax positions disclosed in the table above exclude certain tax credit related reserves that we net with tax credit carryforwards.  The reserve on these tax credits does not represent a contractual obligation or commitment because the associated tax credits have not been utilized to offset our tax liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows.

We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivables in connection with workers compensation premiums totaling $783.0 million at June 30, 2015. Included in this amount were $52.3 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.  Our investments are made for capital preservation purposes. The cash and cash equivalents, restricted cash, payroll funds collected and workers compensation premium receivable are held for working capital purposes.

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

We also had total outstanding indebtedness of $509.7 million as of June 30, 2015, of which $20.3 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates of LIBOR + 2.75% over the term of the facility.  As a result of our credit facility, we are exposed to changes in interest rates. With an increase in interest rates in effect at June 30, 2015 of 100 basis points, our interest expense for 2015 through 2019 would be $79.6 million. On the other hand, with a decrease in interest rates in effect at June 30, 2015 of 100 basis points, our interest expense for 2015 through 2019 would be $47.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in various class action, collective action and representative action lawsuits arising from the nature of our relationship with our WSEs. Management is currently unable to estimate a possible loss or range of loss for these class action lawsuits. However, at this stage of the lawsuits, management currently believes that none of the pending legal proceedings or claims is reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows. Nevertheless, regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, if one or more of these legal matters were resolved against us in a way contrary to management’s expectations, our consolidated financial statements could be materially adversely affected.

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

Our insurance costs are impacted significantly by our WSEs’ health and workers compensation insurance claims experience. We establish reserves to provide for the estimated costs of reimbursing our workers compensation and health insurance carriers for paying claims within the deductible layer in accordance with their insurance policies. Estimating these reserves involves our consideration of a number of factors and requires significant judgment. If there is an unexpected increase in the severity or frequency of claims, such as due to our WSEs generating additional claims activity, or if we subsequently receive updated information indicating insurance claims were higher than previously estimated and reported, our insurance costs could be higher in that period or subsequent periods as we adjust our reserves accordingly. We have also experienced variability in our insurance claims based on the unpredictable nature of large claims. For example, in the three months ended June 30, 2015, we experienced a significant increase in the number of large medical claims, which resulted in a significant increase in insurance costs. In addition, we may be unable to increase our pricing to offset increases in insurance costs on a timely basis. A number of factors affect claim activity levels, such as changes in general economic conditions, proposed and enacted regulatory changes and disease outbreaks.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United

States regularly examine our income and other tax returns. For example, in connection with an IRS examination of prior federal income tax returns filed by Gevity, a company we acquired in 2009, we received a technical advice memorandum from the IRS taking the position that a total of $10.5 million employment tax credits taken by Gevity, and an additional approximately $1.8 million taken by us after acquiring Gevity, should be reversed, which position we dispute. The ultimate outcome of these examinations and tax disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

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

While we have achieved profitability on an annual basis in each of the last four fiscal years , we have not consistently achieved profitability on a quarterly basis during that same period. For example, we incurred a net loss in the three months ended June 30, 2015.  We expect our operating expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure and enhance the breadth and quality of our services. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods.

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

We depend on licenses with third-party software in order to provide our services.

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

As of June 30, 2015, we had $509.7 million in outstanding indebtedness under our credit facility, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facility could affect our business in various ways, including the following:

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

The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $16.00 per share, the daily closing price of our common stock has ranged from $17.28 to $38.00 per share through June 30, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of June 30, 2015, there were 5,259,220 shares of common stock subject to outstanding options, 701,057 shares of common stock issuable upon settlement of restricted stock units and 173,286 shares of common stock issuable upon settlement of performance-based restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, as well as the shares we have reserved for future issuance under our Employee Stock Purchase Plan, or ESPP, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, or such shares are purchased pursuant to our ESPP, subject to compliance with applicable securities laws.

As of June 30, 2015, the holders of 20,091,312 shares of common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.

The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.

As of June 30, 2015, funds affiliated with General Atlantic, our largest stockholder, beneficially own approximately 28.5% of our outstanding common stock, and all of our directors, officers and their affiliates, including the funds affiliated with General Atlantic, beneficially own, in the aggregate, approximately 40.9% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Issuer Purchases of Equity Securities

The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans (1)
April 1 - April 30, 2015	-	-	-	-
May 1 - May 31, 2015	170,001	$29.31	170,001	1,705,902
June 1 - June 30, 2015	-	-	-	-
Total	170,001

(1)

In May 2014, our board of directors authorized a program to repurchase in the aggregate up to $15 million of our outstanding common stock. In November 2014, our board of directors approved a $30 million increase to our ongoing stock repurchase program, authorizing us to repurchase in the aggregate up to $45 million of our outstanding common stock. We repurchased approximately $15 million of our outstanding common stock during 2014 and approximately $30 million of our outstanding common stock during the six months ended June 30, 2015. On June 29, 2015, our board of directors approved the repurchase of an additional $50 million of our outstanding common stock in the aggregate under the existing stock repurchase program. As of June 30, 2015 we had $50 million remaining for repurchases. Stock repurchases under the program are intended to offset the dilutive effect of share-based employee incentive compensation.

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

TRINET GROUP, INC.

Date: August 6, 2015	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: August 6, 2015	By:	/s/ William Porter
William Porter
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
10.1	Letter Agreement, dated June 22, 2015, between Gregory L. Hammond and TriNet Group, Inc.					X
10.2	Employment Agreement, dated May 8, 2015, between Brady Mickelsen and TriNet Group, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.