Form 10-Q
period 2015-09-30
TRINET GROUP INC
filed 2015-11-05
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, the registrant had 70,022,338 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$146,315	$134,341
Restricted cash	14,554	14,543
Prepaid income taxes	21,071	26,711
Prepaid expenses	12,794	9,336
Deferred loan costs and other current assets	4,014	4,271
Worksite employee related assets	867,126	1,635,136
Total current assets	1,065,874	1,824,338
Workers compensation receivable	28,974	31,905
Restricted cash and investments	104,348	69,447
Property and equipment, net	36,352	32,298
Goodwill	290,507	288,857
Other intangible assets, net	52,534	81,718
Deferred and other long term income taxes	21,705	7,184
Deferred loan costs and other assets	9,277	12,017
Total assets	$1,609,571	$2,347,764
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,863	$12,273
Accrued corporate wages	34,559	29,179
Deferred income taxes	69,228	65,713
Current portion of notes payable and borrowings under capital leases	20,274	20,738
Other current liabilities	10,537	10,303
Worksite employee related liabilities	862,003	1,630,555
Total current liabilities	1,011,464	1,768,761
Notes payable and borrowings under capital leases, less current portion	484,484	524,412
Workers compensation liabilities	121,028	75,448
Other liabilities	6,694	4,902
Total liabilities	1,623,670	2,373,523
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 69,989,672 and 69,811,326 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	485,873	442,682
Accumulated deficit	(499,467)	(468,127)
Accumulated other comprehensive loss	(505)	(314)
Total stockholders’ deficit	(14,099)	(25,759)
Total liabilities and stockholders’ deficit	$1,609,571	$2,347,764
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Professional service revenues	$99,473	$86,864	$294,288	$251,999
Insurance service revenues	568,535	469,087	1,639,305	1,337,870
Total revenues	668,008	555,951	1,933,593	1,589,869
Costs and operating expenses:
Insurance costs	534,481	428,184	1,535,678	1,209,536
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	37,540	32,575	111,582	100,252
Sales and marketing	44,997	37,396	123,740	104,225
General and administrative	17,726	13,766	48,991	40,785
Systems development and programming costs	6,991	6,776	21,849	19,235
Amortization of intangible assets	10,459	12,743	32,284	39,559
Depreciation	4,132	3,265	10,761	9,725
Total costs and operating expenses	656,326	534,705	1,884,885	1,523,317
Operating income	11,682	21,246	48,708	66,552
Other income (expense):
Interest expense and bank fees	(4,685)	(18,462)	(14,653)	(49,174)
Other, net	355	179	873	257
Income before provision for income taxes	7,352	2,963	34,928	17,635
Provision for income taxes	4,255	2,238	17,328	9,149
Net income	$3,097	$725	$17,600	$8,486
Net income per share:
Basic	$0.04	$0.01	$0.25	$0.13
Diluted	$0.04	$0.01	$0.24	$0.13
Weighted average shares:
Basic	70,237,737	69,134,908	70,247,035	51,654,608
Diluted	72,087,917	72,954,352	72,757,277	55,003,651

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,097	$725	$17,600	$8,486
Other comprehensive income (loss), net of tax
Unrealized gains on investments	11	(10)	48	10
Foreign currency translation adjustments	(130)	(63)	(239)	(62)
Total other comprehensive loss, net of tax	(119)	(73)	(191)	(52)
Comprehensive income	$2,978	$652	$17,409	$8,434

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$17,600	$8,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,559	67,754
Deferred income taxes	1,835	27,180
Stock-based compensation	12,991	8,251
Excess tax benefit from equity incentive plan activity	(20,327)	—
Accretion of workers compensation and leases fair value adjustment	(523)	(969)
Changes in operating assets and liabilities:
Restricted cash and investments	(21,198)	(7,968)
Prepaid expenses and other current assets	(3,201)	(7,899)
Workers compensation receivables	3,294	(11,775)
Other assets	(14,585)	8,166
Accounts payable	2,522	4,826
Prepaid income taxes	27,574	(29,642)
Other current liabilities	9,103	11,321
Other liabilities	47,419	22,196
Worksite employee related assets	768,010	75,390
Worksite employee related liabilities	(768,552)	(76,921)
Net cash provided by operating activities	104,521	98,396
Investing activities
Acquisitions of businesses	(4,750)	—
Purchase of debt securities	(14,989)	(16,789)
Proceeds from maturity of debt securities	1,275	—
Purchase of property and equipment	(14,747)	(17,082)
Net cash used in investing activities	(33,211)	(33,871)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	218,572
Realized tax benefit of deductible IPO transaction costs	822	585
Proceeds from issuance of common stock on exercised options	6,464	1,146
Proceeds from issuance of common stock on employee stock purchase plan	2,723	—
Excess tax benefit from equity incentive plan activity	20,327	—
Repayment of notes payable	(40,249)	(268,425)
Payment of debt issuance costs	—	(11,060)
Repayments under capital leases	(244)	(263)
Repurchase of common stock	(48,940)	(1,422)
Net cash used in financing activities	(59,097)	(60,867)
Effect of exchange rate changes on cash and cash equivalents	(239)	(62)
Net increase in cash and cash equivalents	11,974	3,596
Cash and cash equivalents at beginning of period	134,341	94,356
Cash and cash equivalents at end of period	$146,315	$97,952

Supplemental disclosures of cash flow information
Cash paid for interest	$11,378	$25,662
Cash paid for income taxes, net	1,467	10,969
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	68	826
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
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. Certain prior period amounts in the consolidated statement of cash flows and in Note 3 have been reclassified to conform to the current presentation. The results of the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Seasonality and Insurance Variability
Historically, the Company has experienced its highest monthly addition of WSEs, as well as its highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll and benefits service providers tend to do so at the beginning of a calendar year. In addition, the Company experiences higher levels of client attrition during the fourth quarter and, to a lesser extent, during the first quarter of the calendar year, in connection with renewals of the health insurance it provides for its WSEs, in the event that such renewals result in increased premiums that it passes on to its clients. The Company has also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted the Company’s insurance costs in these quarters. The Company has also experienced variability on a quarterly basis in the amount of insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop that make it more difficult for the Company to manage its business.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates include, but are not limited to, allowances for accounts receivable, workers compensation-related assets and liabilities, health plan assets and liabilities, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Such estimates are based on historical experience and on various other assumptions that Company management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16—Business Combinations, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance in the current fiscal year. The Company does not expect this guidance to have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05—Intangibles—Goodwill and Other—Internal-Use Software, as part of the Simplification Initiative. The amendment provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company expects to adopt this guidance in 2016. The Company does not expect this guidance to have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03—Interest—Imputation of Interest, as part of its Simplification Initiative. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to adopt this guidance early and does not believe that the adoption of this guidance will have a material effect on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12—Compensation—Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company does not expect this guidance to have a material effect on its consolidated financial statements. The Company expects to adopt this guidance in 2016.

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

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES
The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	September 30, 2015	December 31, 2014
Worksite employee-related assets:
Restricted cash	$80,943	$64,890
Restricted investments	2,319	4,555
Payroll funds collected	479,368	1,336,994
Unbilled revenue, net of advance collections of $114,259 and $113,190 at September 30, 2015 and December 31, 2014, respectively	281,100	203,599
Accounts receivable, net of allowance for doubtful accounts of $817 and $388 at September 30, 2015 and December 31, 2014, respectively	7,122	5,193
Prepaid health plan expenses	5,545	4,932
Refundable workers compensation premiums	2,751	7,975
Prepaid workers compensation expenses	4,177	1,256
Other payroll assets	3,801	5,742
Total worksite employee-related assets	$867,126	$1,635,136
Worksite employee-related liabilities:
Unbilled wages accrual	$365,771	$292,906
Payroll taxes payable	240,583	1,119,427
Health benefits payable	120,792	104,220
Customer prepayments	67,377	53,770
Workers compensation payable	38,246	36,778
Other payroll deductions	29,234	23,454
Total worksite employee-related liabilities	$862,003	$1,630,555

NOTE 3. WORKERS COMPENSATION
The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence.
The following summarizes the activities in the liability for unpaid claims and claims adjustment expenses (in thousands):

	For the nine months ended September 30, 2015	For the year ended December 31, 2014
Liability for unpaid claims and claims adjustment at beginning of period	$92,406	$58,610
Incurred related to:
Current year	64,094	61,669
Prior years	3,824	(4,725)
Total incurred	67,918	56,944
Paid related to:
Current year	(11,113)	(11,003)
Prior years	(22,509)	(12,145)
Total paid	(33,622)	(23,148)
Reclassification from workers compensation receivable	5,087	—
Liability for unpaid claims and claims adjustment at end of period	131,789	92,406
Other premiums and collateral liabilities	27,485	19,820
Total workers compensation liabilities at end of period	$159,274	$112,226
Current portion included in worksite employee- related liability	38,246	36,778
Long term portion	$121,028	$75,448

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of September 30, 2015 and December 31, 2014, such restricted amounts of $37.8 million and $36.5 million, respectively, are presented as restricted cash and restricted investments within WSE-related assets in the accompanying consolidated balance sheets. In addition, at September 30, 2015 and December 31, 2014, $104.3 million and $69.4 million, respectively, are presented as restricted long-term investments.

The reclassification from workers compensation receivable resulted from the return of collateral to the Company following a negotiated amendment of the underlying contract with a carrier.

NOTE 4. BUSINESS COMBINATIONS
Periodically, as part of the Company's strategic objectives, the Company may acquire other companies or may acquire strategic technologies which may be considered an acquisition of a business.  During the three months ended September 30, 2015, the Company's strategic acquisition activity resulted in the payment of aggregate purchase consideration of approximately $4.8 million, consisting solely of cash. The allocation of the aggregate purchase consideration in the quarter resulted in intangible assets of $3.1 million and goodwill of $1.7 million. The intangible assets have a useful life of 5 years. The condensed consolidated financial statements include the operating results of strategic acquisitions considered to be a business since the respective date of the acquisition. Pro forma results of operations have not been presented as the acquisition activity is not material to the Company.

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Software	$62,342	$53,349
Office equipment, including data processing equipment	19,779	18,550
Leasehold improvements	9,761	7,092
Furniture, fixtures, and equipment	6,946	6,450
Projects in progress	6,119	6,786
	104,947	92,227
Accumulated depreciation	(68,595)	(59,929)
Property and equipment, net	$36,352	$32,298

Software and furniture, fixtures, and equipment include amounts for assets under capital leases of $0.2 million and $1.4 million at September 30, 2015 and December 31, 2014, respectively. Accumulated depreciation of these assets was de minimis and $0.9 million at September 30, 2015 and December 31, 2014, respectively. Amortization of assets held under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.
Projects in progress consist primarily of software development costs. The Company capitalizes software development costs intended for internal use. The Company recognized depreciation expense for capitalized internally developed software of $3.7 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. Accumulated depreciation for these assets was $32.8 million and $29.4 million at September 30, 2015 and December 31, 2014, respectively. The Company periodically assesses the likelihood of unsuccessful completion of projects in progress, as well as monitoring events or changes in circumstances, which might suggest that impairment has occurred and recoverability should be evaluated. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds the future net cash flows expected to be generated by the asset. There was $0.4 million and $0.1 million of losses recognized on internally developed software for the nine months ended September 30, 2015 and September 30, 2014, respectively.

NOTE 6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The Company’s noncurrent restricted cash and investments include $64.2 million of available-for-sale marketable securities and $40.1 million of cash collateral at September 30, 2015. The Company’s restricted investments within WSE-related assets include $2.3 million of certificates of deposit as of September 30, 2015. The available-for-sale marketable securities as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015:
U.S. treasuries	$63,596	$89	$—	$63,685
Mutual funds	500	6	—	506
Total investments	$64,096	$95	$—	$64,191
December 31, 2014:
U.S. treasuries	$50,075	$22	$(15)	$50,082
Mutual funds	500	6	—	506
Total investments	$50,575	$28	$(15)	$50,588

There were no realized gains or losses for the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, the contractual maturities of the U.S. treasuries were two to three years.
As of September 30, 2015, none of the Company’s U.S. treasuries were in an unrealized loss position. Unrealized losses are principally due to changes in interest rates. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 0% and 59% of the total fair value of all securities available for sale as of September 30, 2015 and December 31, 2014, respectively, and their unrealized losses were de minimis as of September 30, 2015 and December 31, 2014. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.
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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
September 30, 2015:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	63,685	63,685	—	—
Mutual funds	506	506	—	—
Total	$66,510	$66,510	$—	$—
December 31, 2014:
Certificates of deposit	$2,318	$2,318	$—	$—
U.S. treasuries	50,082	50,082	—	—
Mutual funds	506	506	—	—
Interest rate cap	1	—	1	—
Total	$52,907	$52,906	$1	$—

There were no transfers between Level I and Level II assets during the nine months ended September 30, 2015 or the year ended December 31, 2014.
As of September 30, 2015 and December 31, 2014, certificates of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying consolidated balance sheets.
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
At September 30, 2015 and December 31, 2014, the carrying value of the Company’s notes payable of $504.6 million and $544.9 million, respectively, approximated fair value. The estimated fair values of the Company’s notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 7. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES
The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	September 30, 2015	December 31, 2014
Notes payable under credit facility	$504,626	$544,875
Capital leases	132	275
Less current portion	(20,274)	(20,738)
	$484,484	$524,412

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
The Company is permitted to make voluntary prepayments at any time without payment of a premium. The Company is required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the fiscal year ending December 31, 2015, 50% of its excess cash flow (subject to decrease to (x) 25% if its total leverage ratio as of the last day of such fiscal year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if the total leverage ratio as of the last day of such fiscal year is less than 3.00 to 1.0), provided that the Company may defer prepayments based on excess cash flow to the extent such payments would result in the working capital being less than $10 million (after giving effect to such prepayments).
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
The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of September 30, 2015. In connection with the Amended and Restated Credit Agreement, the Company incurred $11.1 million of debt issuance costs. The Company deferred $8.0 million of the costs, which are being amortized over the term of the credit facility.  The remaining $3.1 million of costs were recorded to interest expense and bank fees.  Additionally, the Company recorded a $9.0 million loss on extinguishment of debt to write-off deferred issuance costs associated with the original first lien credit facility, which was also recorded to interest expense and bank fees.  The remaining $6.1 million of loan fees associated with the previous facility that was deemed to be modified continues to be amortized over the revised remaining term of the Amended and Restated Credit Agreement.
In March 2015, the Company repaid $25.0 million of the first lien tranche B-1 term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in March 2015 for a charge of $0.4 million.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00, beginning with the fiscal quarter ending September 30, 2014, and a maximum total leverage ratio, currently at 4.50 to 1.00. The Company was in compliance with the restrictive covenants under the credit facilities at September 30, 2015. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

NOTE 8: STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Nonemployee directors are eligible to receive nonstatutory stock options automatically at designated intervals over their period of continuous service on the Board. The 2009 Plan, as amended, provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019. On January 1, 2015, an additional 3,141,509 shares were automatically reserved for issuance under the amended 2009 Plan.
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
Equity incentive plan activity under the 2000 Plan and the 2009 Plan for the nine months ended September 30, 2015 is summarized as follows:

Equity Incentive Plan Activity	Shares Available for Grant
Balance at December 31, 2014	2,708,524
Authorized	3,141,509
Granted	(1,400,109)
Forfeited	597,960
Expired	1,250
Shares withheld for taxes and not issued	24,852
Balance at September 30, 2015	5,073,986

The following table summarizes stock option activity under the Company’s equity-based plans for the nine months ended September 30, 2015:

Stock Options Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	6,892,810	$6.13	8.22	$173,338
Granted	312,200	31.66
Exercised	(1,918,378)	3.42
Forfeited	(575,532)	7.83
Expired	(1,250)	10.98
Balance at September 30, 2015	4,709,850	$8.72	7.79	$45,341

Exercisable at September 30, 2015	1,843,386	$5.78	7.34	$21,443
Vested and expected to vest at September 30, 2015	4,468,943	$8.45	7.76	$43,827

The weighted-average grant date fair value of stock options granted in each of the three months ended September 30, 2015 and September 30, 2014 was $8.09 and $15.83 per share, respectively.  The weighted-average grant date fair value of stock options granted in each of the nine months ended September 30, 2015 and September 30, 2014 was $12.85 and $6.99 per share, respectively.  The total fair value of options vested for the three months ended September 30, 2015 and September 30, 2014 was $1.8 million and $1.7 million, respectively. The total fair value of options vested for the nine months ended September 30, 2015 and September 30, 2014 was $7.5 million and $6.2 million, respectively.
The total intrinsic value of options exercised for the three months ended September 30, 2015 and September 30, 2014 was $7.3 million and $6.8 million, respectively.  The total intrinsic value of options exercised for the nine months ended September 30, 2015 and September 30, 2014 was $50.3 million and $16.8 million, respectively.  Cash received from options exercised during the nine months ended September 30, 2015 and September 30, 2014 was $6.6 million and $1.1 million, respectively.  The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.
As of September 30, 2015, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $17.1 million and is expected to be recognized over a weighted-average period of 1.68 years.

The following table summarizes RSU activity under the Company’s equity-based plans for the nine months ended September 30, 2015:

Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	7,750	$13.21
Granted	914,623	$30.49
Vested	(71,053)	$32.84
Forfeited	(22,428)	$33.51
Nonvested at September 30, 2015	828,892	$30.05

The total grant date fair value of RSUs granted in the three months ended September 30, 2015 was $3.0 million. The total grant date fair value of RSUs granted in the nine months ended September 30, 2015 was $27.9 million. The total grant date fair value of RSUs vested in the three months ended September 30, 2015 was $1.2 million. The total grant date fair value of RSUs vested in the nine months ended September 30, 2015 was $2.3 million. As of September 30, 2015, unrecognized compensation expense, net of forfeitures, associated with the nonvested RSUs outstanding was $22.4 million, and is expected to be recognized over a weighted-average period of 3.31 years.
The following table summarizes PSU activity under the Company’s equity-based plans for the nine months ended September 30, 2015:

Performance Based Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding units at December 31, 2014	—	$—
Granted	173,286	$33.51
Units converted	—	$—
Forfeited	—	$—
Outstanding units at September 30, 2015	173,286	$33.51
The maximum total grant date fair value of PSUs granted in the nine months ended September 30, 2015 was $5.8 million, assuming maximum 200% performance target is met.  As of September 30, 2015, unrecognized compensation expense assuming a 100% performance target is met during 2016 and 2017, net of forfeitures, was $1.3 million, and is expected to be recognized over a weighted-average period of 2.25 years.
Employee Stock Purchase Plan
The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. On January 1, 2015, an additional 698,113 shares were automatically reserved for issuance under the ESPP. The Company commenced its first purchase period under the ESPP on March 26, 2014 with a purchase price equal to the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods are six months in duration and will end on or about May 15 and November 15 of each year, with the exception of the initial offering period, which commenced on March 26, 2014 and ended on November 14, 2014. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. During the nine months ended September 30, 2015, employees purchased 107,858 shares under the ESPP at a price of $25.25 per share for cash proceeds of $2.7 million.
Stock Repurchases
During the nine months ended September 30, 2015, the Company repurchased 1,895,625 shares of outstanding common stock for $48.4 million. On June 29, 2015, the Board approved the repurchase of an additional $50.0 million of its outstanding common stock in the aggregate under the existing stock repurchase program. As of September 30, 2015, a total of approximately $31.6 million remained available for further repurchases of the Company’s common stock under the Company’s stock repurchase program.

Stock-Based Compensation
Stock-based compensation expense of $13.0 million and $8.3 million was recognized for the nine months ended September 30, 2015 and 2014, respectively. Income tax benefit of $4.2 million and $2.0 million was recognized relating to stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively. The tax benefit realized from stock options exercised was $16.4 million and $6.4 million for the nine months ended September 30, 2015 and 2014, respectively.
The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Assumptions	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.11	6.08	6.08-6.11	6.04-6.08
Expected volatility	46%	41%	39-46%	41-58%
Risk-free interest rate	1.62%	1.85%	1.62-1.96%	1.74-1.96%
Expected dividend yield	0%	0%	0%	0%

ESPP Assumptions	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	0.50	0.64	0.50	0.64
Expected volatility	43%	58%	34-43%	58%
Risk-free interest rate	0.08%	0.06%	0.07-0.08%	0.06%
Expected dividend yield	0%	0%	0%	0%

The volatility for the offering periods beginning on May 18, 2015, November 16, 2014 and March 26, 2014 were 43%, 33% and 58%, respectively.

Stock-based compensation expense for stock-based awards made to the Company’s employees pursuant to the equity plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of providing services	$1,079	$843	$3,051	$2,098
Sales and marketing	1,029	771	3,255	2,062
General and administrative	1,633	1,280	5,497	3,333
Systems development and programming costs	447	287	1,188	758
	$4,188	$3,181	$12,991	$8,251

NOTE 9: EARNINGS PER SHARE
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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator (basic)
Net income	$3,097	$725	$17,600	$8,486
Less net income allocated to participating securities	—	—	—	(1,658)
Net income attributable to common stock	$3,097	$725	$17,600	$6,828
Denominator (basic)
Weighted average shares of common stock outstanding	70,238	69,135	70,247	51,655
Basic EPS	$0.04	$0.01	$0.25	$0.13
Numerator (diluted)
Net income	$3,097	$725	$17,600	$8,486
Less net income allocated to participating securities	—	—	—	(1,576)
Net income attributable to common stock	$3,097	$725	$17,600	$6,910
Denominator (diluted)
Weighted average shares of common stock	70,238	69,135	70,247	51,655
Dilutive effect of stock options and restricted stock units	1,850	3,819	2,510	3,349
Weighted average shares of common stock outstanding	72,088	72,954	72,757	55,004
Diluted EPS	$0.04	$0.01	$0.24	$0.13

Common stock equivalents excluded from diluted weighted average shares of common stock outstanding because of their anti-dilutive effect	1,321	129	957	595

NOTE 10. INCOME TAXES
The Company is subject to income taxation in the United States and Canada. However, business is conducted primarily in the United States. The effective income tax rate differs from the statutory rate primarily due to state taxes, non-deductible stock-based compensation, and tax credits. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans and estimates. Should the actual amounts differ from these estimates, the amount of the valuation allowance could be materially affected.
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
The Company’s effective income tax rate was 57.9% and 75.5% for the three months ended September 30, 2015 and 2014, respectively, and 49.6% and 51.9% for the nine months ended September 30, 2015 and 2014, respectively. The decrease is primarily due to a 2014 discrete charge for the revaluation of deferred taxes based on an income tax accounting method change approved by the Internal Revenue Service (IRS) in the third quarter of 2014. The remainder of the decrease is primarily due to disqualifying dispositions on previously non-deductible stock-based compensation.
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

NOTE 11. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2015 and 2014 was $3.2 and $3.1 million, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $9.5 million and $8.7 million, respectively.
Operating Covenants
To meet various states’ licensing requirements and maintain accreditation by the Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of September 30, 2015, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.
Contingencies
On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action arising under the Securities and Exchange Act of 1934 in the United States District Court for the Northern District of California. The name of the case is Welgus v. TriNet Group, Inc. et al., Case No. 3:15-cv-03625. The defendants named in the case are the Company and certain of its officers. The complaint generally alleges that the Company caused damage to stockholders of the Company by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends impacting health insurance and worker compensations claims. The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company's common stock between May 5, 2014 and August 3, 2015, inclusive. No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class in the case prior to the October 6, 2015 deadline for such motions. A Court hearing has been set for December 10, 2015 on Mr. Welgus's motion for appointment as lead plaintiff. The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
The Company is and, from time to time, has been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of its business, including disputes with its clients or various class action, collective action, representative action and other proceedings arising from the nature of its co-employment relationship with its customers and WSEs in which the Company is named as a defendant. In addition, due to the nature of the Company’s co-employment relationship with its customers and WSEs, the Company could be subject to liability for federal and state law violations, even if the Company does not participate in such violations. While the Company’s agreements with its customers contain indemnification provisions related to the conduct of its customers, the Company may not be able to avail itself of such provisions in every instance.
While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings or the above mentioned securities class action will have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, the unfavorable resolution of any particular matter or the Company’s reassessment of its exposure for any of the above matters based on additional information obtained in the future could have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In addition, regardless of the outcome, the above matters, individually and in the aggregate, could have an adverse impact on the Company because of diversion of management resources and other factors.

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
We serve thousands of clients in specific industry vertical markets, including technology, life sciences, property management, professional services, banking and financial services, retail, manufacturing and hospitality services, as well as non-profit entities. As of September 30, 2015, we served over 12,000 clients in all 50 states, the District of Columbia and Canada and co-employed approximately 315,000 WSEs.
Our total revenues consist of professional service revenues and insurance service revenues. For each of the three and nine months ended September 30, 2015, 15% of our total revenues consisted of professional service revenues, and 85% of our total revenues consisted of insurance service revenues. For each of the three and nine months ended September 30, 2014, 16% of our total revenues consisted of professional service revenues, and 84% of our total revenues consisted of insurance service revenues. We earn professional service revenues by processing HR transactions, such as payroll and employment tax withholding, and providing labor and benefit law compliance services, on behalf of our clients. We earn insurance service revenues by providing risk-based, third-party plans to our clients, primarily employee health benefit plans and workers compensation insurance.

For professional service revenues, we recognize as revenues the fees we earn for processing HR transactions, which fees do not include the payroll that is paid to us by the client and paid out to WSEs or remitted as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs for risk-based insurance plans provided through third-party insurance carriers, primarily employee health insurance and workers compensation insurance. We in turn pay premiums to third-party insurance carriers for these insurance benefits, as well as reimburse them for claim payments within our insurance deductible layer. These premiums and reimbursements are classified as insurance costs on our statements of operations. To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally non-GAAP financial measures of revenues, including Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs, and Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For the three months ended September 30, 2015 and 2014, 74% and 68% of our Net Service Revenues, respectively, consisted of professional service revenues and 26% and 32% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues. For the nine months ended September 30, 2015 and 2014, 74% and 66% of our Net Service Revenues, respectively, consisted of professional service revenues and 26% and 34% of our Net Service Revenues, respectively, consisted of Net Insurance Service Revenues.
We sell our services primarily through our direct sales force, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended September 30, 2015 and 2014, our sales and marketing expenses were $45.0 million and $37.4 million, respectively, or 7% and 7% of our total revenues and 34% and 29% of our Net Service Revenues, respectively. For the nine months ended September 30, 2015 and 2014, our sales and marketing expenses were $123.7 million and $104.2 million, respectively, or 6% and 7% of our total revenues and 31% and 27% of our Net Service Revenues, respectively.
We have made significant investments in our proprietary, cloud-based technology platform, including implementing client information and management software to provide our clients with enhanced features and functionality with which to conduct their HR transactions, manage their employees and analyze employee benefits data. For the three months ended September 30, 2015 and 2014, our systems development and programming costs were $7.0 million and $6.8 million, respectively, representing 1% of our total revenues and 5% of our Net Service Revenues in each period. For the nine months ended September 30, 2015 and 2014, our systems development and programming costs were $21.8 million and $19.2 million, respectively, representing 1% of our total revenues and 5% of our Net Service Revenues in each period.
Strategic Acquisitions
We operate in a highly fragmented industry and have completed numerous strategic acquisitions over the course of the past decade. We intend to continue to pursue strategic acquisitions that will enable us to add new clients and employees to our existing business and offer our clients and their employees more comprehensive and attractive services. Because many of the companies we have acquired to date were focused on specific industries, our acquisitions have allowed us to expand our vertical service offerings into areas such as financial services, property management and food services, hospitality and manufacturing in which we did not previously have a significant presence. In addition, through acquisition activities we have added sales representatives with experience in these vertical markets. Our acquisitions have provided us with additional clients and WSEs to allow us to continue to leverage our operations over a larger client base. Our operations could be adversely impacted if our strategic acquisitions are not integrated effectively, but we expect to continue to pursue strategic acquisitions as part of our overall business strategy.
Key Operating Metrics
We regularly review certain key operating metrics to evaluate growth trends, measure our performance and make strategic decisions. Our key operating metrics as of and for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Insurance Service Revenues (in thousands)	$34,054	$40,903	$103,627	$128,334
Net Service Revenues (in thousands)	$133,527	$127,767	$397,915	$380,333
Total WSEs	314,930	272,846
Total Sales Representatives	479	391

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
Impact of Health Care Reform
The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010, which we refer to collectively as the Act, entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the Internal Revenue Service, or IRS, and U.S. states. A number of key provisions of the Act began to take effect in 2014, including the establishment of state and federal insurance exchanges, insurance market reforms, “pay or play” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.
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
Seasonality and Insurance Variability
Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, we experience higher levels of client attrition during the fourth quarter and, to a lesser extent, during the first quarter of the calendar year, in connection with renewals of the health insurance we provide for our WSEs, in the event that such renewals result in increased premiums that we pass on to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the amount of insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop that make it more difficult for us to manage our business.
Non-GAAP Financial Results
We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets, stock-based compensation expense and, in 2014, certain costs related to a public offering of our shares of common stock. We define Adjusted Net Income as net income, excluding the effects of our effective income tax rate, stock-based compensation, amortization of intangible assets, non-cash interest expense, debt prepayment premium, the income tax effect of these pre-tax adjustments at our effective tax rate and, in 2014, certain costs related to a public offering of our shares of common stock. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates and, in the third quarter of 2015, an increase in blended state rates, we have adjusted the effective tax rate to 41.5% for the three and nine month periods ended September 30, 2015, from 39.5% for three and nine month periods ended September 30, 2014. Each of these effective tax rates exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs.
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
The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Insurance service revenues	$568,535	$469,087	$1,639,305	$1,337,870
Less: Insurance costs	534,481	428,184	1,535,678	1,209,536
Net Insurance Service Revenues	$34,054	$40,903	$103,627	$128,334

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total revenues	$668,008	$555,951	$1,933,593	$1,589,869
Less: Insurance costs	534,481	428,184	1,535,678	1,209,536
Net Service Revenues	$133,527	$127,767	$397,915	$380,333

The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$3,097	$725	$17,600	$8,486
Provision for income taxes	4,255	2,238	17,328	9,149
Stock-based compensation	4,188	3,181	12,991	8,251
Interest expense and bank fees	4,685	18,462	14,653	49,174
Depreciation	4,132	3,265	10,761	9,725
Amortization of intangible assets	10,459	12,743	32,284	39,559
Secondary offering costs	—	858	—	858
Adjusted EBITDA	$30,816	$41,472	$105,617	$125,202

The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$3,097	$725	$17,600	$8,486
Effective income tax rate adjustment	1,204	1,068	2,833	2,183
Stock-based compensation	4,188	3,181	12,991	8,251
Amortization of intangible assets	10,459	12,743	32,284	39,559
Non-cash interest expense	799	13,602	2,820	21,088
Debt prepayment premium	—	—	—	3,800
Secondary Offering Costs	—	858	—	858
Income tax impact of pre-tax adjustments	(6,410)	(12,002)	(19,959)	(29,055)
Adjusted Net Income	$13,337	$20,175	$48,569	$55,170

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

Provision for Income Taxes
We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and all of our clients are U.S. employers. However, we provide services to certain clients with employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of the three and nine months ended September 30, 2015 and 2014. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.
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
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2015-16—Business Combinations, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We expect to adopt this guidance in the current fiscal year. We do not expect this guidance to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05—Intangibles—Goodwill and Other—Internal-Use Software, as part of the Simplification Initiative. The amendment provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We expect to adopt this guidance in 2016. We do not expect this guidance to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03— Interest—Imputation of Interest, as part of its Simplification Initiative. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to adopt this guidance early and do not believe that the adoption of this guidance will have a material effect on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$99,473	$86,864	$294,288	$251,999
Insurance service revenues	568,535	469,087	1,639,305	1,337,870
Total revenues	668,008	555,951	1,933,593	1,589,869
Costs and operating expenses:
Insurance costs	534,481	428,184	1,535,678	1,209,536
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	37,540	32,575	111,582	100,252
Sales and marketing (1)	44,997	37,396	123,740	104,225
General and administrative (1)	17,726	13,766	48,991	40,785
Systems development and programming costs (1)	6,991	6,776	21,849	19,235
Amortization of intangible assets	10,459	12,743	32,284	39,559
Depreciation	4,132	3,265	10,761	9,725
Total costs and operating expenses	656,326	534,705	1,884,885	1,523,317
Operating income	11,682	21,246	48,708	66,552
Other income (expense):
Interest expense and bank fees	(4,685)	(18,462)	(14,653)	(49,174)
Other, net	355	179	873	257
Income before provision for income taxes	7,352	2,963	34,928	17,635
Provision for income taxes	4,255	2,238	17,328	9,149
Net income	$3,097	$725	$17,600	$8,486

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of providing services	$1,079	$843	$3,051	$2,098
Sales and marketing	1,029	771	3,255	2,062
General and administrative	1,633	1,280	5,497	3,333
Systems development and programming costs	447	287	1,188	758
Total stock-based compensation expense	$4,188	$3,181	$12,991	$8,251

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Percentage of total revenues:
Professional service revenues	15%	16%	15%	16%
Insurance service revenues	85%	84%	85%	84%
Total revenues	100%	100%	100%	100%
Costs and operating expenses:
Insurance costs	80%	77%	79%	76%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	6%	6%	6%
Sales and marketing	7%	7%	6%	7%
General and administrative	3%	2%	3%	3%
Systems development and programming costs	1%	1%	1%	1%
Amortization of intangible assets	2%	2%	2%	2%
Depreciation	1%	1%	1%	1%
Total costs and operating expenses	98%	96%	97%	96%
Operating income	2%	4%	3%	4%
Other income (expense):
Interest expense and bank fees	(1)%	(3)%	(1)%	(3)%
Other, net	0%	0%	0%	0%
Income before provision for income taxes	1%	1%	2%	1%
Provision for income taxes	1%	0%	1%	1%
Net income	0%	0%	1%	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Percentage of Net Service Revenues:
Professional service revenues	74%	68%	74%	66%
Net Insurance Service Revenues	26%	32%	26%	34%
Net Service Revenues	100%	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	28%	25%	28%	26%
Sales and marketing	34%	29%	31%	27%
General and administrative	13%	11%	12%	11%
Systems development and programming costs	5%	5%	5%	5%
Amortization of intangible assets	8%	10%	8%	10%
Depreciation	3%	3%	3%	3%
Total other operating expenses	91%	83%	88%	83%
Operating income	9%	17%	12%	17%
Other income (expense):
Interest expense and bank fees	(4)%	(14)%	(4)%	(13)%
Other, net	0%	0%	0%	0%
Income before provision for income taxes	6%	2%	9%	5%
Provision for income taxes	3%	2%	4%	2%
Net income	2%	1%	4%	2%

Three and Nine Months Ended September 30, 2015 and 2014
Total Revenues

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Professional service revenues	$99,473	$86,864	$12,609	15%	$294,288	$251,999	$42,289	17%
Insurance service revenues	568,535	469,087	99,448	21%	1,639,305	1,337,870	301,435	23%
Total revenues	$668,008	$555,951	$112,057	20%	$1,933,593	$1,589,869	$343,724	22%

Key operating metrics:
Total WSEs	314,930	272,846	42,084	15%
Total Sales Representatives	479	391	88	23%

Total revenues increased by $112.1 million, or 20%, for the three months ended September 30, 2015 compared to the same period of the prior year, and by $343.7 million, or 22%, for the nine months ended September 30, 2015 compared to the same period of the prior year. For each of the three and nine months ended September 30, 2015 and 2014, 15% of our total revenues consisted of professional service revenues, and 85% of our total revenues consisted of insurance service revenues. For each of the three and nine months ended September 30, 2014, 16% of our total revenues consisted of professional service revenues, and 84% of our total revenues consisted of insurance service revenues.
Professional service revenues increased by $12.6 million, or 15%, for the three months ended September 30, 2015 compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs. Professional service revenues increased by $42.3 million, or 17%, for the nine months ended September 30, 2015 compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs. Partially offsetting the increase in the nine months ended September 30, 2015 was a $2.3 million refund related to prior year payroll taxes received in the three months ended March 31, 2014.
Insurance service revenues increased by $99.4 million, or 21%, for the three months ended September 30, 2015 compared to the same period of the prior year.  The increase was primarily due to our increase in Total WSEs and an increase of 5% in average insurance service revenues per WSE. Insurance service revenues increased by $301.4 million, or 23%, for the nine months ended September 30, 2015 compared to the same period of the prior year.  The increase in each of these periods was primarily due to our increase in Total WSEs and an increase of 4% in average insurance service revenues per WSE.
Total WSEs at September 30, 2015 increased by 42,084, or 15%, compared to Total WSEs at September 30, 2014, which was primarily driven by a net increase in total clients. Our Total Sales Representatives increased from 391 at September 30, 2014 to 479 at September 30, 2015, primarily due to our efforts to grow our sales force.
Insurance Costs

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Insurance costs	$534,481	$428,184	$106,297	25%	$1,535,678	$1,209,536	$326,142	27%

Insurance costs increased $106.3 million, or 25%, for the three months ended September 30, 2015 and $326.1 million, or 27%, for the nine months ended September 30, 2015 compared to the same periods of the prior year. The increase resulted from an increase in Total WSEs and an increase of 8% in average insurance cost per WSE for both the three and nine months ended September 30, 2015, primarily due to increased medical costs per WSE and, to a lesser extent, increased workers compensation costs per WSE.

Net Insurance Service Revenues and Net Service Revenues

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Insurance service revenues	$568,535	$469,087	$99,448	21%	$1,639,305	$1,337,870	$301,435	23%
Less: Insurance costs	534,481	428,184	106,297	25%	1,535,678	1,209,536	326,142	27%
Net Insurance Service Revenues	$34,054	$40,903	$(6,849)	(17)%	$103,627	$128,334	$(24,707)	(19)%

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Total revenues	$668,008	$555,951	$112,057	20%	$1,933,593	$1,589,869	$343,724	22%
Less: Insurance costs	534,481	428,184	106,297	25%	1,535,678	1,209,536	326,142	27%
Net Service Revenues	$133,527	$127,767	$5,760	5%	$397,915	$380,333	$17,582	5%

For the reasons set forth above with respect to the increase in our insurance costs, offset in part by the increases in our insurance service revenues, our Net Insurance Service Revenues decreased by $6.8 million, or 17%, for the three months ended September 30, 2015 as compared to the same period of the prior year, and by $24.7 million, or 19%, for the nine months ended September 30, 2015 as compared to the same period of the prior year. For the reasons set forth above with respect to the increases in our total revenues, offset in part by the increase in our insurance costs, Our Net Service Revenues increased by $5.8 million, or 5%, for the three months ended September 30, 2015 as compared to the same period of the prior year, and increased by $17.6 million, or 5%, for the nine months ended September 30, 2015.
Other Operating Expenses

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$37,540	$32,575	$4,965	15%	$111,582	$100,252	$11,330	11%
Sales and marketing	44,997	37,396	7,601	20%	123,740	104,225	19,515	19%
General and administrative	17,726	13,766	3,960	29%	48,991	40,785	8,206	20%
Systems development and programming costs	6,991	6,776	215	3%	21,849	19,235	2,614	14%
Amortization of intangible assets	10,459	12,743	(2,284)	(18)%	32,284	39,559	(7,275)	(18)%
Depreciation	4,132	3,265	867	27%	10,761	9,725	1,036	11%
Total operating expenses	$121,845	$106,521	$15,324	14%	$349,207	$313,781	$35,426	11%

Cost of Providing Services

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$27,892	$23,818	$4,074	17%	$82,459	$72,837	$9,622	13%
Facilities	1,861	1,816	45	2%	5,702	5,197	505	10%
Information technology and communication	2,317	2,146	171	8%	7,319	6,663	656	10%
Other expenses	5,470	4,795	675	14%	16,102	15,555	547	4%
Total cost of providing services	$37,540	$32,575	$4,965	15%	$111,582	$100,252	$11,330	11%

Cost of providing services increased by $5.0 million, or 15%, for the three months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily attributable to a $4.1 million increase in compensation-related costs due to increased headcount to support our growth, which includes a $0.2 million increase in stock-based compensation expense.  Cost of providing services represented 6% of total revenues in each of the three months ended September 30, 2015 and 2014.  Cost of providing services increased to 28% of Net Service Revenues in the three months ended September 30, 2015 from 25% in the same period of the prior year as a result of lower Net Service Revenues.
Cost of providing services increased by $11.3 million, or 11%, for the nine months ended September 30, 2015 compared to the same period of the prior year. The increase was primarily attributable to a $9.6 million increase in compensation-related costs due to increased headcount to support our growth, which includes a $1.0 million increase in stock-based compensation expense. Cost of providing services represented 6% of total revenues in each of the nine months ended September 30, 2015 and 2014.  Cost of providing services increased to 28% of Net Service Revenues in the nine months ended September 30, 2015 from 26% in the same period of the prior year.
Sales and Marketing

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$29,128	$24,667	$4,461	18%	$84,565	$72,387	$12,178	17%
Marketing and advertising	5,775	5,109	666	13%	15,782	13,690	2,092	15%
Facilities	1,200	1,037	163	16%	3,285	2,750	535	19%
Other expenses	8,894	6,583	2,311	35%	20,108	15,398	4,710	31%
Total sales and marketing	$44,997	$37,396	$7,601	20%	$123,740	$104,225	$19,515	19%

Sales and marketing expenses for the three months ended September 30, 2015 increased by $7.6 million, or 20%, compared to the same period of the prior year. Of this increase, $4.5 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, which includes a $0.3 million increase in stock-based compensation expense.  In order to support the growth in our sales force, other expenses, including travel, meetings and consulting, increased $2.3 million for the three months ended September 30, 2015, or 35%, compared to the same period of the prior year.  Sales and marketing expenses as a percentage of total revenues represented 7% in each of the three months ended September 30, 2015 and 2014.  As a percentage of Net Service Revenues, sales and marketing expenses increased to 34% in the three months ended September 30, 2015, from 29% in the same period of the prior year as a result of lower Net Service Revenues.

Sales and marketing expenses for the nine months ended September 30, 2015 increased by $19.5 million, or 19%, compared to the same period of the prior year.  Of this increase, $12.2 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, which includes a $1.2 million increase in stock-based compensation expense.  Marketing and advertising expenses increased $2.1 million, or 15%, primarily as a result of our effort to focus on market verticals and penetration.  In order to support the growth in sales force, other expenses including travel expenses, meetings, recruiting, training and consulting increased $4.7 million for the nine months ended September 30, 2015, or 31% compared to the same period of the prior year. Sales and marketing expenses decreased to 6% as a percentage of total revenues in the nine months ended September 30, 2015 from 7% in the same period of the prior year. As a percentage of Net Service Revenues, sales and marketing expenses increased to 31% in the nine months ended September 30, 2015 from 27% in the same period of the prior year as a result of lower Net Service Revenues.
General and Administrative

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$9,104	$7,910	$1,194	15%	$27,503	$24,617	$2,886	12%
Legal, accounting and other professional fees	4,646	2,131	2,515	118%	10,507	5,197	5,310	102%
Other expenses	3,976	3,725	251	7%	10,981	10,971	10	—%
Total general and administrative	$17,726	$13,766	$3,960	29%	$48,991	$40,785	$8,206	20%

General and administrative expenses for the three months ended September 30, 2015 increased by $4.0 million, or 29%, compared to the same period of the prior year.  Compensation-related costs increased $1.2 million compared to the same period of the prior year primarily due to a $0.4 million increase in stock-based compensation expenses.  Legal, accounting and other professional fees increased $2.5 million as a result of being a public company, and, therefore, being subject to the requirements of the Sarbanes-Oxley Act. We are incurring additional costs for implementation of section 404 of the Sarbanes-Oxley Act, including, but not limited to, consulting and regulatory compliance, which amounted to $2.0 million for the three months ended September 30, 2015.  General and administrative expenses increased to 3% of total revenues in the three months ended September 30, 2015 from 2% in the same period of the prior year. As a percentage of Net Service Revenues, general and administrative expenses increased to 13% for the three months ended September 30, 2015 from 11% in the same period of the prior year as a result of lower Net Service Revenues.
General and administrative expenses for the nine months ended September 30, 2015 increased by $8.2 million, or 20%, compared to the same period of the prior year.  Compensation-related costs increased $2.9 million compared to the same period of the prior year primarily due to a $2.2 million increase in stock-based compensation expenses.  Legal, accounting and other professional fees increased $5.3 million as a result of being a public company and, therefore, being subject to the requirements of the Sarbanes-Oxley Act. We are incurring additional costs for implementation of section 404 of the Sarbanes-Oxley Act, including, but not limited to, consulting and regulatory compliance, which amounted to $3.2 million for the nine months ended September 30, 2015. General and administrative expenses represented 3% of total revenues in each of the nine months ended September 30, 2015 and 2014. As a percentage of Net Service Revenues, general and administrative expenses increased to 12% for the nine months ended September 30, 2015 from 11% in the same period of the prior year as a result of lower Net Service Revenues.

Systems Development and Programming

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Compensation-related costs	$4,790	$5,346	$(556)	(10)%	$15,261	$15,656	$(395)	(3)%
Other expenses	2,201	1,430	771	54%	6,588	3,579	3,009	84%
Total systems development and programming costs	$6,991	$6,776	$215	3%	$21,849	$19,235	$2,614	14%

Our systems development and programming costs for the three months ended September 30, 2015 increased by $0.2 million, or 3%, compared to the same period of the prior year. The increase was primarily due to an increase in consulting expenses to support and enhance our technology product delivery, partially offset by decreased compensation-related costs. Despite the increase, systems development and programming costs represented 1% of total revenues in each of the three months ended September 30, 2015 and 2014. As a percentage of Net Service Revenues, systems development and programming costs represented 5% in each of the nine months ended September 30, 2015 and 2014.
Our systems development and programming costs for the nine months ended September 30, 2015 increased by $2.6 million, or 14%, compared to the same period of the prior year. The increase was primarily due to an increase in consulting expenses to support and enhance our technology product delivery, partially offset by decreased compensation-related costs. Despite the increase, systems development and programming costs represented 1% of total revenues in each of the nine months ended September 30, 2015 and 2014. As a percentage of Net Service Revenues, systems development and programming costs represented 5% in each of the nine months ended September 30, 2015 and 2014.
Amortization of Intangible Assets and Depreciation

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$10,459	$12,743	$(2,284)	(18)%	$32,284	$39,559	$(7,275)	(18)%
Depreciation	$4,132	$3,265	$867	27%	$10,761	$9,725	$1,036	11%

Our amortization of intangible assets decreased by $2.3 million, or 18%, for the three months ended September 30, 2015 compared to the same period of the prior year and by $7.3 million, or 18%, for the nine months ended September 30, 2015 compared to the same period of the prior year, as a result of the expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions.
Other Income (Expense)

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(4,685)	$(18,462)	$13,777	(75)%	$(14,653)	$(49,174)	$34,521	(70)%
Other, net	$355	$179	$176	98%	$873	$257	$616	240%

Other income (expense) was primarily the result of interest expense under our credit facilities. In March 2014, we repaid $216.6 million of these facilities from the proceeds of our initial public offering, or IPO, which led to lower interest expense in the three and nine months ended September 30, 2015 as a result of the lower debt level compared to the same period of the prior year. Additionally, the nine months ended September 30, 2014 included $12.1 million in deferred issuance cost writeoffs and a $3.8 million debt prepayment premium.
Provision for Income Taxes

	Three Months Ended September 30,		Change 2015 vs. 2014		Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,255	$2,238	$2,017	90%	$17,328	$9,149	$8,179	89%
Effective tax rates	57.9%	75.5%			49.6%	51.9%

Our provision for income taxes for the three months ended September 30, 2015 increased by $2.0 million compared to the same period of the prior year. Our effective income tax rate decreased from 75.5% for the three months ended September 30, 2014 to 57.9% for the three months ended September 30, 2015. The decrease is primarily due to a 2014 discrete charge for the revaluation of deferred taxes based on an income tax accounting method change approved by the IRS in the third quarter of 2014. The remainder of the decrease is primarily due to disqualifying dispositions on previously non-deductible stock-based compensation.

Our provision for income taxes for the nine months ended September 30, 2015 increased by $8.2 million compared to the same period of the prior year. Our effective income tax rate decreased from 51.9% for the nine months ended September 30, 2014 to 49.6% for the nine months ended September 30, 2015. The decrease is primarily due to a 2014 discrete charge for the revaluation of deferred taxes based on an income tax accounting method change approved by the IRS in the third quarter of 2014. The remainder of the decrease is primarily due to disqualifying dispositions on previously non-deductible stock-based compensation.
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

Cash Flows
We generated positive cash flows from operating activities during the nine months ended September 30, 2015 and 2014. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$104,521	$98,396
Investing activities	(33,211)	(33,871)
Financing activities	(59,097)	(60,867)
Effect of exchange rates on cash and cash equivalents	(239)	(62)
Net increase (decrease) in cash and cash equivalents	$11,974	$3,596
Cash Flows from Operating Activities
Net cash provided by operating activities was $104.5 million and $98.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash from operating activities was primarily driven by refunds of workers compensation collateral held by carriers which led to an increase in restricted cash and investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $33.2 million for the nine months ended September 30, 2015, as compared to $33.9 million in the same period of the prior year. Investments to purchase property and equipment were $14.7 million for the nine months ended September 30, 2015 compared to $17.1 million for the same period of 2014 reflecting continued investment in technology to enhance our product offerings. The nine months ended September 30, 2015 included $4.8 million in acquisitions of businesses, partially offset by $1.3 million in proceeds from maturity of debt securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $59.1 million for the nine months ended September 30, 2015, compared to $60.9 million in the same period of the prior year. Net cash used in financing activities during the nine months ended September 30, 2015 was attributable to $40.2 million in loan repayments and $48.9 million in stock repurchases, offset by $6.5 million of net proceeds received from the exercise of stock options, $2.7 million in proceeds from issuance of our common stock for the employee stock purchase plan and $20.3 million of excess income tax benefit recognized related to stock option exercises. Net cash used in financing activities during the nine months ended September 30, 2014 was attributable to $268.4 million of loan repayments and $1.4 million in stock repurchases, offset by $218.6 million of net proceeds received from our IPO and $1.1 million of net proceeds received from the exercise of stock options.
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
The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million, which we refer to as the revolving credit facility. The proceeds of the tranche A term loans were used to refinance in part the tranche

B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility. The $75.0 million revolving credit facility includes capacity for a $30.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of September 30, 2015.  As of September 30, 2015, we had $504.6 million in outstanding indebtedness under the Amended and Restated Credit Agreement, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commercial commitments as of September 30, 2015, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Remaining fiscal year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	504,626	5,062	197,220	302,344	—
Interest on debt obligations	56,233	3,917	32,924	19,392	—
Workers compensation claim liabilities	180,170	33,542	53,745	26,708	66,175
Workers compensation premium and collateral liabilities	48,429	31,312	17,117	—	—
Capital lease obligations	256	17	140	99	—
Operating lease obligations	47,266	3,246	20,544	14,626	8,850
Purchase obligations	18,293	4,095	14,198	—	—
Uncertain tax positions	194	18	176	—	—
Total	$855,467	$81,209	$336,064	$363,169	$75,025

Long-term debt obligations of and interest on debt obligations reflect the terms of the Amended and Restated Credit Agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of September 30, 2015.
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
Our purchase obligations primarily consist of software licenses and maintenance, sales and marketing events and professional and consulting fees. These are associated with agreements that we believe are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction.
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
We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivables in connection with workers compensation premiums totaling $856.8 million at September 30, 2015. Included in this amount were $66.0 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.  Our investments are made for capital preservation purposes. The cash and cash equivalents, restricted cash, payroll funds collected and workers compensation premium receivable are held for working capital purposes.
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
We also had total outstanding indebtedness of $504.6 million as of September 30, 2015, of which $20.3 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates of LIBOR + 2.75% over the term of the facility.  As a result of our credit facility, we are exposed to changes in interest rates. With an increase in interest rates in effect at September 30, 2015 of 100 basis points, our interest expense for 2015 through 2019 would be $70.9 million. On the other hand, with a decrease in interest rates in effect at September 30, 2015 of 100 basis points, our interest expense for 2015 through 2019 would be $41.6 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Securities Class Action. On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action arising under the Securities and Exchange Act of 1934 in the United States District Court for the Northern District of California. The name of the case is Welgus v. TriNet Group, Inc. et al., Case No. 3:15-cv-03625. The defendants named in the case are the Company and certain of its officers. The complaint generally alleges that the Company caused damage to stockholders of the Company by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends impacting health insurance and worker compensations claims. The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company's common stock between May 5, 2014 and August 3, 2015, inclusive. No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class in the case prior to the October 6, 2015 deadline for such motions. A Court hearing has been set for December 10, 2015 on Mr. Welgus's motion for appointment as lead plaintiff. The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
Other Litigation. The Company is and, from time to time, has been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of its business, including disputes with its clients or various class action, collective action, representative action and other proceedings arising from the nature of its co-employment relationship with its customers and WSEs in which the Company is named as a defendant. In addition, due to the nature of the Company’s co-employment relationship with its customers and WSEs, the Company could be subject to liability for federal and state law violations, even if the Company does not participate in such violations. While the Company’s agreements with its customers contain indemnification provisions related to the conduct of its customers, the Company may not be able to avail itself of such provisions in every instance.
While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings or the above mentioned securities class action will have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, the unfavorable resolution of any particular matter or the Company’s reassessment of its exposure for any of the above matters based on additional information obtained in the future could have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In addition, regardless of the outcome, the above matters, individually and in the aggregate, could have an adverse impact on the Company because of diversion of management resources and other factors.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and cause a decline in the trading price of our common stock, and you may lose some or all of your investment.
Risks Related to Our Business and Industry
Our success depends on growth in market acceptance of the human resources outsourcing and related services we provide.
Our success depends on the willingness of small to medium-sized businesses, or SMBs to outsource their HR function to a third-party service provider. We estimate that fewer than 5% of employees of businesses with fewer than 500 employees in the U.S. are part of a co-employment arrangement, in which all or some portion of the employer’s HR function was outsourced to a single third-party provider such as TriNet. We believe that our growth opportunity is primarily a function of our ability to penetrate the SMB market. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal HR organizations or may contemplate doing so and therefore may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfill their HR needs, then the market for our solution may not develop as we anticipate and our business may not grow.
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
Our insurance costs are impacted significantly by our WSEs’ health and workers compensation insurance claims experience. We establish reserves to provide for the estimated costs of reimbursing our workers compensation and health insurance carriers for paying claims within the deductible layer in accordance with their insurance policies. Estimating these reserves involves our consideration of a number of factors and requires significant judgment. If there is an unexpected increase in the severity or frequency of claims, such as due to our WSEs generating additional claims activity, or if we subsequently receive updated information indicating insurance claims were higher than previously estimated and reported, our insurance costs could be higher in that period or subsequent periods as we adjust our reserves accordingly. We have also experienced variability in the amount of insurance costs due to the number and severity of insurance claims being unpredictable. For example, in the three months ended June 30, 2015, we experienced a significant increase in the number of large medical claims, which resulted in a significant increase in insurance costs. In addition, we may be unable to increase our pricing to offset increases in insurance costs on a timely basis. A number of factors affect claim activity levels, such as changes in general economic conditions, proposed and enacted regulatory changes and disease outbreaks.
Our quarterly results of operations may fluctuate as a result of numerous factors, many of which are outside of our control.
Our quarterly results of operations are likely to fluctuate, and our results in some quarters may be below the expectations of research analysts and our investors, which could cause the price of our common stock to decline. Some of our significant expenses, such as insurance costs for our WSEs, rent expense and debt expense, may require significant lead time to offset or reduce. If we do not achieve our expected revenues targets, we may be unable to adjust our costs quickly enough to offset any revenues shortfall, which could harm our results of operations. Some of the important factors that have and may cause our revenues, results of operations and cash flows to fluctuate from quarter to quarter include:

•	the number and severity of health and workers compensation insurance claims by WSEs and the timing of claims information provided by our insurance carriers;

•	the amount and timing of our insurance costs, operating expenses and capital expenditures;

•	the number of our new clients initiating service and the number of WSEs employed by each new client;

•	our loss of existing clients;

•	reduction in the number of WSEs at existing clients;

•	the timing of client payments and payment defaults by clients;

•	costs associated with our acquisitions of companies, assets and technologies;

•	payments or drawdowns on our credit facility, or any amendments to our obligations under our credit facility;

•	unanticipated expenses such as litigation or other dispute-related settlement payments;

•	expenses we incur for geographic and service expansion;

•	our regulatory compliance costs;

•	changes to our credit ratings by rating agencies;

•	changes in our effective tax rate; and

•	the impact of new accounting pronouncements.
Many of the above factors are discussed in more detail elsewhere in this “Risk Factors” section and in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors are outside our control, and the variability and unpredictability of these factors have in the past and could in the future cause us to fail to meet our expectations for revenues or results of operations for a given period. In addition, the occurrence of one or more of these factors might cause our results of operations to vary widely, which could lead to negative impacts on our margins, short-term liquidity or ability to retain or attract key personnel, and could cause other unanticipated issues. Accordingly, we believe that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of our future performance.
Our business is subject to numerous state and federal laws, and uncertainty as to the application of these laws, or adverse applications of these laws, as well as changes in applicable laws, could adversely affect our business.
Our operations are governed by numerous federal, state and local laws relating to labor, tax, benefits, insurance and employment matters. We are a professional employer organization, and by entering into a co-employment relationship with our clients and WSEs, we assume certain obligations, responsibilities and potential legal risks of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act, or ERISA, and federal and state employment tax laws) do not specifically address the obligations and responsibilities of a provider of outsourced HR in a co-employment relationship, and the definition of employer under these laws is not uniform. In addition, many states have not addressed the co-employment relationship for purposes of compliance with applicable state laws governing the relationship between employers and employees and state insurance laws. There is even greater uncertainty on the federal level.
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
In order for WSEs to receive the full benefit of our employee benefits plan offerings, it is important that we act and qualify as an employer of the WSEs for certain purposes under the Internal Revenue Code of 1986, or the Code, and ERISA. In addition, our status as an employer is important for purposes of ERISA's preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests. We believe that we qualify as an employer of our WSEs in the United States for the relevant purpose of both the Code and ERISA, and we implement processes to protect and preserve this status. However, the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry may not qualify as common law employers of WSEs for ERISA purposes. If we were found not to be an employer under the Code, our WSEs may not receive certain tax benefits for employee benefit plans funded through our cafeteria plans, which could have a material adverse effect on our business. If we were found not to be an employer for ERISA purposes, certain changes may be required to our employee benefit plans designs and fines and penalties could be imposed. In addition, if we were found not to be an employer for ERISA purposes, we and our employee benefit plans may not enjoy the full preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, including laws governing employee benefit plan designs.
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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United States regularly examine our income and other tax returns. For example, in connection with an IRS examination of prior federal income tax returns filed by Gevity, a company we acquired in 2009, we received a technical advice memorandum from the IRS taking the position that a total of $10.5 million employment tax credits taken by Gevity, and an additional approximately $1.9 million taken by us after acquiring Gevity, should be reversed, which position we dispute. The ultimate outcome of these examinations and tax disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of these or other examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.
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
While we have achieved profitability on an annual basis in each of the last four fiscal years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we incurred a net loss in the three months ended June 30, 2015.  We expect our operating expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure and enhance the breadth and quality of our services. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods.
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
We face significant competition on a national and regional level from a number of companies purporting to deliver a range of bundled services that are generally similar to the services we provide, including large professional employer organizations such as the TotalSource business unit of Automatic Data Processing, Inc. and Insperity, Inc., as well as specialized and small professional employer organization service providers. If and to the extent that we and other companies providing these services are successful in growing our businesses, we anticipate that future competitors will enter this industry. Some of our current, and any future, competitors have or may have greater marketing and financial resources than we do, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure. If we cannot compete effectively, our market share, business, results of operations and financial condition may suffer.
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
We license a substantial portion of the software on which we depend to provide services to our clients from third-party vendors, including Oracle Corporation. If we are unable to maintain these licenses, or if we are required to make significant changes in the terms and conditions of these licenses, we may need to seek replacement vendors or change our software architecture to address licensing revisions with our current vendors, either of which could increase our expenses and impair the quality of our services. In addition, we cannot assure you that our key vendors will continue to support their technology. Financial or other difficulties experienced by these vendors may adversely affect the technologies we incorporate into our products and services. If this software ceases to be available, we may be unable to find suitable alternatives on reasonable terms, or at all.
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
As of September 30, 2015, we had $504.6 million in outstanding indebtedness under our credit facility, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facility could affect our business in various ways, including the following:

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
We and our independent registered public accounting firm have previously identified material weaknesses in our internal control over financial reporting. Although we believe we have eliminated these material weaknesses, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. If other material weaknesses or other significant control deficiencies are identified or occur, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the New York Stock Exchange, or NYSE, and could adversely affect our reputation, results of operations and financial condition.
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
We may be involved in legal proceedings that may result in adverse outcomes.
In addition, we may be involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Part II, Item 1, “Legal Proceedings” above for additional information about the legal proceedings we may face.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our stockholders.
The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. Since shares of our common stock were sold in our initial public offering in March 2014 at a price of $16.00 per share, the daily closing price of our common stock has ranged from $16.33 to $37.88 per share through September 30, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many business services companies. Stock prices of many business services companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Securities litigation could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations and financial condition.
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
As of September 30, 2015, there were 4,709,850 shares of common stock subject to outstanding options, 828,892 shares of common stock issuable upon settlement of restricted stock units and 173,286 shares of common stock issuable upon settlement of performance-based restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, as well as the shares we have reserved for future issuance under our Employee Stock Purchase Plan, or ESPP, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, or such shares are purchased pursuant to our ESPP, subject to compliance with applicable securities laws.
As of September 30, 2015, the holders of 20,091,312 shares of common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.
The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.

As of September 30, 2015, funds affiliated with General Atlantic, our largest stockholder, beneficially own approximately 28.7% of our outstanding common stock, and all of our directors, officers and their affiliates, including the funds affiliated with General Atlantic, beneficially own, in the aggregate, approximately 41.2% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
Not applicable.
(b) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
July 1 - July 31, 2015	—	—	—	$50,000,017
August 1 - August 31, 2015	1,000,000	$18.34	1,000,000	$31,637,881
September 1 - September 30, 2015	—	—	—	$31,637,881
Total	1,000,000

(1)
In May 2014, our board of directors authorized a program to repurchase in the aggregate up to $15 million of our outstanding common stock. In November 2014, our board of directors approved a $30 million increase to our ongoing stock repurchase program, authorizing us to repurchase in the aggregate up to $45 million of our outstanding common stock. We repurchased approximately $15 million of our outstanding common stock during 2014 and approximately $48.4 million of our outstanding common stock during the nine months ended September 30, 2015. On June 29, 2015, our board of directors approved the repurchase of an additional $50 million of our outstanding common stock in the aggregate under the existing stock repurchase program. As of September 30, 2015 we had approximately $31.6 million remaining for repurchases. Stock repurchases under the program are intended to offset the dilutive effect of share-based employee incentive compensation.

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

TRINET GROUP, INC.

Date: November 5, 2015	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: November 5, 2015	By:	/s/ William Porter
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