Form 10-K
period 2015-12-31
TRINET GROUP INC
filed 2016-04-01
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-36373

TRINET GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3359658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 San Leandro Blvd., Suite 400, San Leandro, CA	94577
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2015, was $1,055,737,584.
The number of shares of Registrant’s Common Stock outstanding as of March 28, 2016 was 70,711,536.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 26, 2016, are incorporated by reference into Part III of this Form 10-K.

TriNet, Inc.
Form 10-K - Annual Report
For the Fiscal Year End December 31, 2015

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from those in forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. All information provided in this report is as of the date of this report and we undertake no duty to update this information except as required by law.

PART I
Item 1. Business
Business Overview
TriNet Group Inc., or TriNet or the Company, is a leading provider of comprehensive human resources, or HR, solutions for small to midsize businesses, or SMBs, under a co-employment model. Our HR solutions are designed to manage an increasingly complex set of HR regulations, costs, risks and responsibilities for our clients, allowing them to focus on operating and growing their core businesses. Our bundled HR solutions include offerings such as:

•	multi-state payroll processing and tax administration;

•	employee benefits programs, including health insurance and retirement plans;

•	workers compensation insurance and claims management;

•	federal, state and local labor, employment and benefit law compliance;

•	risk mitigation, including employment practices claims management;

•	expense and time management; and

•	human capital consulting.
Our proprietary, cloud-based HR software systems are used by our clients and their employees, whom we refer to as worksite employees, or WSEs, to efficiently store and manage their core HR-related information and conduct a variety of HR-related transactions anytime and anywhere.
In addition, our expert teams of in-house HR professionals also provide additional services upon request to support various stages of our clients' growth, including talent management, recruiting and training, performance management consulting or other consulting services (with an incremental charge for such services).
As of December 31, 2015, we served over 12,700 clients in all 50 states, the District of Columbia and Canada, co-employed more than 324,000 WSEs and had processed over $31 billion in payroll and payroll tax payments for clients on our systems in 2015. Our clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. Our sales and marketing, client services and product development teams are increasingly focused on specific industry verticals. This verticalized approach gives us a deeper understanding of the HR needs facing SMBs in particular industries, which better enables us to provide HR solutions and services tailored to the specific needs of clients in these verticals. We conduct our business primarily in the United States, with more than 99% of our total revenues for each of 2015, 2014 and 2013 being attributable to WSEs in the U.S. and the remainder being attributable to WSEs in Canada.

For 2015, 2014 and 2013, our total revenues were $2.7 billion, $2.2 billion and $1.6 billion respectively. Our total revenues consist of professional service revenues and insurance service revenues. For 2015 and 2014, 15% and 16% of our total revenues, respectively, consisted of professional service revenues, and 85% and 84% of our total revenues, respectively, consisted of insurance service revenues.
We recognize as professional service revenues the fees we earn for providing our clients with a comprehensive suite of HR professional services, but do not include amounts paid to us by clients as payroll that are paid out to WSEs or amounts withheld and remitted to authorities as taxes.
We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs. We pay premiums to third-party insurance carriers for client and WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. These premiums and reimbursements are classified as insurance costs on our statements of operations.
To augment our financial information prepared in accordance with U.S. generally accepted accounting principles, or GAAP, we use internally a non-GAAP financial measure, Net Insurance Service Revenues, which consists of insurance service revenues less insurance costs. We also use a measure of total non-GAAP revenue, or Net Service Revenues, which is the sum of professional service revenues and Net Insurance Service Revenues. For 2015, 2014 and 2013, Net Service Revenues were $546.9 million, $507.2 million and $417.7 million, respectively. For 2015, 73% of our Net Service Revenues consisted of professional service revenues and 27% of our Net Service Revenues consisted of Net Insurance Service Revenues.
For 2015, 2014 and 2013, our net income was $31.7 million, $15.5 million and $13.1 million, respectively, and our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, was $151.3 million, $165.3 million and $136.0 million, respectively.
Our Services
Professional Services
We provide our clients with a comprehensive suite of HR professional services that we believe enable SMBs to effectively execute fundamental HR transactions and manage an increasingly complex set of HR regulations, costs, risks and responsibilities.
As part of our professional service offerings, we provide our clients with fundamental HR transactional capabilities, including multi-state payroll processing and tax administration, as well as a cloud-based system of record for all their HR transactions. Our online and mobile self-service tools enable our clients, for example, to manage effectively employee hiring and termination, administer changes to employee payroll, view real-time benefits data and create compensation reports. In addition, WSEs are able to access our system to manage their own payroll information, request paid time off (PTO) and view approval status real-time, view paystubs, PTO balances, W-2s and more. This HR functionality is a core component of our professional HR service offering.
We also leverage the collective insights and experience that we have gained over our 27-year operating history to help clients mitigate the many administrative, regulatory and practical risks associated with their responsibilities as employers.  We continuously monitor changes in the labor, employment and benefit regulatory environment and offer guidance and training to clients to assist them in avoiding or reducing liability and exposure.  Our professional HR services include access to HR templates, best practices, employee handbooks, disciplined process management guidelines, employee relations consultation, issue investigation, workplace employment posters, and compensation practice benchmarking data.  In addition, our clients are able to consult directly with our HR professionals through a variety of interaction models, ranging from call center support for basic questions to pooled specialized resources and dedicated HR professionals, depending upon the needs of the client and their WSEs.  Our HR teams also provide additional services upon request to support stages of our clients’ growth, including recruiting or other services (with an incremental charge for such services).
Insurance Services
We offer our clients and WSEs access to a broad range of TriNet-sponsored benefits and insurance programs that many of our clients may be unable to obtain for their WSEs on their own and that are compliant with state, local, and federal regulations. We believe access to our fully-insured, Affordable Care Act compliant group health insurance plans is one of the most important benefits we provide to our clients and WSEs. In addition, our insurance services offerings include plan design and administration, enrollment management, and WSE and client communications relating to our sponsored benefits and insurance programs. As described below, the principal components of our insurance services offerings are employee benefit plans, workers compensation insurance and employment practices liability insurance.
Employee Benefit Plans
We sponsor and administer a number of fully-insured, risk based employee benefit plans, including group health, dental, vision and life insurance as an employer plan sponsor under Section 3(5) of the Employee Retirement Income Security Act, or ERISA. We also offer other benefit programs to our clients and WSEs, including individual life insurance, a legal services plan, commuter benefits, home insurance, critical illness insurance, pet insurance and auto insurance. We provide group insurance coverage to our WSEs through a national network of carriers including Aetna, Blue Shield of California, Florida Blue, BlueCross BlueShield of North Carolina, Tufts, Kaiser Permanente, MetLife United Healthcare, EyeMed, Delta Dental and Vision Service Plan.
Approximately 38% of our 2015 group health insurance premiums were for fully insured policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible, which are referred to as ‘guaranteed cost’ policies. The remaining 62% of our 2015 group health insurance premiums were for fully insured policies with respect to which we agree to pay additional amounts to our carriers for any claims paid within an agreed-upon deductible layer. Our agreements with our health insurance carriers with respect to these non-'guaranteed cost' policies typically include limits to our exposure for individual claims, which we refer to as ‘pooling’ limits, and limits to our maximum aggregate exposure for claims in a given policy year, which we refer to as ‘stop loss’ limits. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay our health insurance carriers for group health insurance expenses incurred by WSEs within our deductible layer under non-'guaranteed cost' policies, based on continually changing trends in the frequency and severity of claims. These historical trends may change, and other seasonal trends and variability may develop, which may make it more difficult for us to manage this aspect of our business.
Workers Compensation Insurance
We provide fully-insured workers compensation insurance coverage for our clients and WSEs through agreements that we negotiate with our third-party insurance providers. These agreements typically include a deductible layer that obligates us to reimburse our carriers up to $1 million per claim occurrence. We manage the risk that we assume in connection with these policies by being selective in the types of businesses that we take on as new clients, by monitoring claims data and the performance of our carriers and third-party claims management services and vendors and by providing risk management services for existing clients. These services include performing workplace assessment, safety consultation, accident investigation and other risk management services at our client locations to help prevent situations that could lead to claims and services to help remediate claims when they occur.
Employment Practices Liability Insurance
We provide employment practices liability insurance (EPLI) for our clients through agreements that we negotiate with our third-party EPLI insurance provider. These EPLI policies provide for a per-claim retention amount. For most of our clients, the retention amount is split between the client and TriNet, with the client paying its portion of the retention amount first. While we do not provide legal representation to our clients, our clients can benefit from the extensive experience of employment law specialists in our legal department who support our HR professionals in their efforts to assist clients in avoiding employment practices liability claims and in managing, processing and responding to such claims. For claims covered by the EPLI insurance, actual litigation defense is conducted by one of several outside employment law firms chosen by the EPLI carrier with whom we and our EPLI carriers have previously negotiated rates, established billing guidelines and invoice review processes and developed a case management protocol to efficiently and effectively defend such claims.
Seasonality and Insurance Variability
Our business is affected by cyclicality in business activity and WSE behavior. Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. We also experience higher levels of client attrition in connection with renewals of the health insurance we sponsor for our WSEs, in the event that such renewals result in higher costs to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the amount of our health and workers compensation insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop which would make it more difficult for us to manage our business.
Our Co-Employment Model
We operate under a co-employment model business model, under which employment-related responsibilities are contractually allocated between us and our clients, which affords us a close relationship with our clients and their WSEs. Each of our clients enters into a client service agreement with us that defines the suite of professional and insurance services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our client as co-employers. The division of responsibilities under our client service agreements is typically as follows:
TriNet Responsibilities
We assume responsibility for, and manage certain risks associated with:

•
remittance to WSEs of salaries, wages and certain other compensation, as reported and paid to us by the client, related tax reporting and remittance to tax authorities and processing of garnishment and wage deduction orders. Unlike a payroll service provider, we issue each WSE a payroll check drawn on our bank accounts;

•	maintenance of workers compensation insurance and workers compensation claims processing;

•	provision and administration of group health, welfare, and retirement benefits to WSEs, based on our clients’ elections, under TriNet-sponsored insurance plans;

•	compliance with applicable law for employee benefits offered to WSEs;

•	processing of unemployment claims; and

•	provision of certain HR policies, including an employee handbook describing the co-employment relationship.
Client Responsibilities
Our clients are responsible for employment-related responsibilities that we do not assume, including:

•	day-to-day management of their worksites and WSEs;

•	compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance;

•	accurate and timely reporting to TriNet of compensation and deduction information, including information relating to hours worked, rates of pay, salaries, wages and certain other compensation;

•	accurate and timely reporting to TriNet of information relating to workplace injuries, employee hires and termination, and certain other information relevant to TriNet’s services;

•	provision and administration of any employee benefits not provided by TriNet (e.g., equity incentive plans);

•
compliance with all laws and regulations applicable to the client’s workplace and business, including work eligibility laws, laws relating to workplace safety or the environment, laws relating to family and medical leave, laws pertaining to employee organizing efforts and collective bargaining and employee termination notice requirements;

•	payment of TriNet invoices which include wages to WSEs and applicable employment taxes and service fees; and

•
all other matters for which TriNet does not assume responsibility under the client service agreement, such as intellectual property ownership and protection and liability for products produced and/or services provided.

As a result of our co-employment relationship with each of our WSEs, we are liable for payment of salary, wages and certain other compensation to the WSEs as reported by the client and are responsible for providing specified employee benefits to such persons to the extent provided in each client service agreement and under federal and state law. In most instances, clients are required to remit payment prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although we may become liable, as the employer for payroll purposes, to pay certain amounts for work previously performed, we are not obligated to continue to provide services to the client if payment has not been made. For the year ended December 31, 2015, our bad debt expense relating to such obligations was approximately $2.0 million.

We also assume responsibility for payment and liability for the withholding and remittance of federal and state income and employment taxes with respect to salaries, wages and certain other compensation paid to WSEs, although we reserve the right to seek recourse against our clients for any liabilities arising out of their conduct. Except to the extent federal legislation and applicable state law otherwise provide, the client may be held ultimately liable for those obligations if we fail to remit taxes and the bonding security provided by the Employer Services Assurance Corporation (ESAC) is not sufficient to satisfy the obligation. We also secure insurance in the event that we fail to meet these obligations.
Our Technology Platform
We provide our clients and WSEs with fundamental HR transactional capabilities, as well as a cloud-based system of record for all their HR transactions. Our online and mobile self-service tools allow our clients and WSEs 24/7 access to their core HR information. On our systems, clients can effectively manage employee hiring and termination, administer employee payroll, view real-time benefits data and create compensation reports. WSEs can also manage their own payroll information, request paid time off (PTO) and view approval status real-time, enroll in benefits, and view paystubs, PTO balances, and W-2s, among other things. We also offer human capital management software offerings, including talent management and development, applicant tracking, expense management, and performance management. These modules can be either bundled into the product offering or purchased as add-ons for certain of our verticals. We have also made significant investments to integrate our software offerings with those of certain third-party technology and benefits services providers to allow clients and WSEs to access a unified view of all of their pertinent HR information.
By offering a proprietary, cloud-based HR system, our clients gain the efficiencies of an enterprise-level software solution without the significant cost of in-house installation or ongoing maintenance. Features include:

•	multi-tenant system enabling multiple clients and WSEs to share one version of our system while isolating each client’s and WSE’s data;

•	rule-based provisioning ensuring that all users are authenticated, authorized and validated before they can access our systems;

•	redundant processing centers to protect client data from loss;

•	integrated benefits and payroll processing for faster, more accurate data; and

•	flexible and extensible platform architecture.
From 2013 through 2015, we invested approximately $111.3 million in our technology systems. We plan to continue to invest to upgrade and improve our technology offerings, including enhancements of our solutions to address specific needs of clients in our key vertical markets, as we believe the continued improvement of our technology provides TriNet with the ability to drive operating efficiencies while improving our clients’ experience. We will leverage our existing online technology offerings to build additional products and features, including a full-service mobile platform, standard APIs for selected third party offerings, improved client experience for key processes, and retirement of legacy software systems from acquisitions and migration of clients to the primary TriNet software system.
Competition
We face significant competition on a national and regional level from a number of companies purporting to deliver a range of bundled services that are generally similar to the services we provide. The National Association of Professional Employer Organizations, or NAPEO, estimates that there are between 780 and 980 such entities currently operating in the United States. We are one of only five PEOs accredited by the Employer Services Assurance Corporation that offers services in all 50 states and believe that we are one of the largest PEOs in the industry. Our competitors include large PEOs such as the TotalSource unit of Automatic Data Processing, Inc. and Insperity, Inc., as well as specialized and smaller PEOs and similar service providers. If and to the extent that we and other companies providing these services are successful in growing our businesses, we anticipate that future competitors will enter this industry.

In addition to competition from other professional employer organizations, we also face significant competition in the form of companies serving their HR needs in both traditional and non-traditional manners. These forms of competition include:

•	HR and information systems departments and personnel of companies that perform their own administration of employee benefits, payroll and HR;

•
providers of certain endpoint HR services, including payroll, employee benefits and business process outsourcers with high-volume transaction and administrative capabilities, such as Automatic Data Processing, Inc., Paychex, Inc. and other third-party administrators;

•	employee benefit exchanges that provide benefits administration services over the Internet to companies that otherwise maintain their own employee benefit plans; and

•	insurance brokers who allow third party HR systems to integrate with their platform.
We believe that our services are attractive to many SMBs in part because of the quality and breadth of our workers compensation, group health insurance and other employee benefits programs. We compete with insurance brokers and other providers of this coverage in this regard.
We believe the principal competitive factors in our market include the following:

•	level of client satisfaction;

•	ease of client setup and on-boarding;

•	breadth and depth of benefit plans;

•	vertical market expertise;

•	total cost of service;

•	brand awareness and reputation;

•	ability to innovate and respond to client needs rapidly;

•	online and mobile functionality; and

•	subject matter expertise.
We believe that we compete favorably on the basis of each of these factors.
Sales and Marketing
We sell our solutions primarily through our direct sales organization. We have aligned our sales organization by industry vertical with the goal of driving profitable market share in our targeted industries. This vertical approach deepens our network of relationships and gives us an understanding of the unique HR needs facing SMBs in those industries. As part of our vertical approach, we conduct industry-specific client marketing programs, including industry and geographic focus groups, to foster a sense of community through the sharing of best practices, while also collecting valuable information about the unique requirements of companies in particular industries. This knowledge then allows our sales team to work with our product development and client service teams to build bundled solutions of services that are tailored to the specific needs of clients in these industries.
The number of sales representatives in the field has grown substantially in recent years, through both internal hiring and through onboarding sales representatives from acquired businesses, from 80 sales representatives as of December 31, 2011 to 481 sales representatives as of December 31, 2015. In our direct sales organization, we recruit and seek to hire sales professionals who have experience in a specific industry vertical market, and with a background in selling business services such as accounting, HR or sales solutions. As of December 31, 2015, we had approximately 50 regional field sales offices.
Our sales team’s primary focus and goal is to win new accounts as opposed to mining our installed base of business for incremental revenue. In order to drive the most effective cost of acquisition for this new business, we continually fine-tune our lead generation and marketing efforts and our initiatives to attempt to drive higher productivity per sales representative.
Our marketing, inside sales, lead generation, and lead incubation efforts support the success of our direct sales representatives. We employ a broad range of vertically focused awareness and demand-generation marketing programs, including digital and print advertising, e-mail, direct mail and social media. We have an internal public relations team that works with an external agency to promote relevant content to target media outlets. We sponsor and participate in associations and events around the country and utilize these forums to target specific vertical and geographic markets. We also generate sales opportunities, and deepen our relationships within key industry verticals, through marketing alliances and other indirect channels, such as existing clients, certified public accountants, venture capital firms, incubators, insurance brokers, and other vertical market industry associations.
We drive sales representative productivity in a number of ways, including by improving the quality of leads generated by our marketing and inside sales teams, and through the development of a sales operations team that offloads sales process work. We believe our focus on specific verticals, and the expertise gained through this focus, makes our sales representatives increasingly relevant to their target audience. Recently, we have expanded our focus on various channel relationships and alliances that drive warm leads to our direct sales force. Finally, our sales representatives benefit from building strong relationships with prospects during the sales process, resulting in referrals to new prospects as well as direct support through providing reference calls in regards to our products and services.
Strategic Acquisitions
Historically, we have pursued strategic acquisitions to both expand our product capabilities and supplement our growth across geographies and certain industry verticals. Our acquisition targets have included other bundled HR providers as well as technology companies or technology product offerings to supplement or enhance our existing HR solutions. We intend to continue to pursue strategic acquisitions that will enable us to add new clients and WSEs, expand our presence in certain geographies or industry verticals and offer our clients and WSEs more comprehensive and attractive products and services.
Clients
We approach the market with a vertical, or industry-based, focus. Our clients span a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing and hospitality. We have grown our number of clients from approximately 4,500 as of December 31, 2011 to over 12,700 clients as of December 31, 2015. We have also grown our number of WSEs from approximately 83,000 as of December 31, 2011 to approximately 324,000 in all 50 states, the District of Columbia and Canada as of December 31, 2015.
U.S. Legal and Regulatory Environment
The complex environment created by the numerous federal, state and local laws and regulations relating to labor and employment matters, benefit plans and income and employment taxes creates a significant demand for our HR solutions. Many of those laws and regulations also significantly affect how we are able to provide our HR solutions to our clients. Many of these laws, such as ERISA, were enacted before the development of the co-employment relationship and other non-traditional employment relationships, such as temporary employment and other employment-related outsourcing arrangements. Therefore, many of these laws do not specifically address the obligations and responsibilities of professional employer organizations utilizing a co-employment model like ours, creating uncertainty about their interpretation and application to our industry. In addition, other federal and state laws and regulations, such as the Affordable Care Act, are relatively new and administrative agencies and federal and state courts have only begun to interpret and apply these regulations to our industry. The development of additional regulations and interpretation of these laws and regulations can be expected over time.
We believe that our operations are currently in compliance in all material respects with applicable federal and state statutes and regulations. The sections discussed below summarize what we believe are the most important regulatory aspects of our business:
Employer Status
In order for clients and WSEs to receive the full benefit of our employee benefit plan offerings, it is important that we constitute the “employer” of the WSEs under the Internal Revenue Code of 1986, or the Code, and ERISA. The definitions of “employer” under both the Code and ERISA are not clear and are defined in part by complex multi-factor tests under common law. We believe that we qualify as an “employer” of our WSEs in the United States under both the Code and ERISA, and we implement processes to protect and preserve this status. With Congressional passage of the Small Business Efficiency Act in December 2014, the Code clarified the employer status of professional employer organizations, or PEOs, for federal tax purposes, for those PEOs who voluntarily become certified under this law. The IRS is expected to begin accepting applications for certification in July 2016 and we currently intend to apply for certification.
Tax Qualified Plans. In order to qualify for favorable tax treatment under the Code, certain employee benefit plans such as 401(k) retirement plans and cafeteria plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of certain workers for federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. The common law test of employment, as applied by the IRS, involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Our 401(k) retirement plans are operated pursuant to guidance provided by the IRS for the operation of defined contribution plans maintained by co-employers that benefit WSEs. This guidance provides qualification standards for such plans. All of our 401(k) retirement plans have received favorable determination letters from the IRS confirming the qualified status of the plans. The IRS 401(k) guidance and qualification requirements are not applicable to the operation of our cafeteria plans.
ERISA Regulation. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines an “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for providing employee benefits. A definitive judicial interpretation of “employer” in the context of a professional employer organization has not been established, and the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers for ERISA purposes. If we were found not to be an employer for ERISA purposes, it could affect the manner in which we are able to provide employee benefits to our WSEs.
Affordable Care Act
The Affordable Care Act, or the Act, implemented sweeping health care reforms with staggered effective dates from 2010 through 2020, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health and Human Services and the states. The Act imposed a number of new mandates on the coverage required to be provided under health insurance plans beginning in 2010, with additional requirements staged in subsequent years. We believe that our group health insurance plans comply with existing mandates. However, the guidance issued to date by the IRS and the U.S. Department of Health and Human Services has not addressed, or in some instances is unclear, as to its application in the co-employer context. As a result, we are not yet able to predict all of the impacts to our business, and to our clients, resulting from the Act.
State Unemployment Taxes
State unemployment taxes are based on taxable wages and tax rates assigned by each state. The tax rates vary by state and are determined, in part, based on our prior years’ compensation and unemployment claims experience in each state. Certain rates are also determined, in part, by each client’s own compensation and unemployment claims experience. In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds. Due to the adverse U.S. economic conditions during recent years and the associated reductions in employment levels, the state unemployment tax funds have experienced a significant increase in the number of unemployment claims. Accordingly, state unemployment tax rates increased substantially over the past few years. Employers in certain states are also experiencing higher federal unemployment tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner. We have taken steps to mitigate the risk of fluctuations in state and federal unemployment tax rates, including reporting and remitting unemployment insurance taxes or contributions at the client level and/or under the client’s own account number in approximately 40 states, and we will continue to evaluate such reporting relationships in the future.
State Regulation of Co-Employers
Forty-two states have adopted provisions for licensing, registration, certification or recognition of co-employers, and others are considering such regulation. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of professional employer organizations, and in some cases codify and clarify the co-employment relationship for unemployment, workers compensation and other purposes under state law. We believe we are in compliance in all material respects with the requirements in all 42 states. Regardless of whether a state has licensing, registration or certification requirements for co-employers, we must comply with a number of other state and local regulations that could impact our operations, such as state and local taxes, licensing and business regulations.
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
Corporate Employees
We refer to our employees, excluding employees that we co-employ on behalf of our clients, as our corporate employees. We had approximately 2,500 corporate employees as of December 31, 2015. None of our corporate employees is covered by a collective bargaining agreement.

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
On the Investor Relations page of our Internet website at http://www.trinet.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained in or accessible through our website is not incorporated into this report and is not a part of this report.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this report, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and cause a decline in the trading price of our common stock, and you may lose some or all of your investment.
Risks Related to Our Business and Industry
Our co-employment relationship with our worksite employees exposes us to business risks.
Under our agreements with our clients, we are a co-employer of our WSEs and assume certain obligations, including the responsibility to pay salaries, wages and related payroll taxes of our WSEs, and to do so, to the extent required by law, regardless of whether our client timely remits payments to us. In addition, we provide benefits to our WSEs, even if the cost of providing such benefits is greater than fees received from our clients. Although our client agreements require clients to pay these amounts or indemnify us for failure to make such payments, we may not be able to effectively enforce or collect on these contractual obligations. Accordingly, our ultimate liability for payroll and benefits expenses for our WSEs could exceed the amounts we receive from our clients, which could have a material adverse effect on our financial condition or results of operations.

Moreover, as a co-employer of our WSEs, there is a possibility that we may be subject to liability for violations of employment laws and other acts and omissions by our clients or WSEs, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Such laws include, but are not limited to, laws relating to payment of wages, employment discrimination, labor relations and whistleblower protection. Although our client agreements establish the contractual division of responsibilities between us and our clients for various personnel management matters, including compliance with and liability under various governmental regulations, as well as providing for clients to indemnify us for any liability attributable to clients’ or their employees’ conduct, we may not be able to effectively enforce or collect on these contractual obligations, which could have a material adverse effect on our financial condition or results of operations.
We maintain employment practices liability insurance coverage (often including coverage for our clients) to manage our and our clients’ exposure for various WSE-related claims and are responsible (often together with our clients) for any deductible layer under such coverage. Furthermore, employment practices liability insurance generally excludes coverage for claims relating to compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance. We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us and for which we are unable to obtain indemnification from our clients. If judgments or settlements or defense costs exceed our insurance coverage, it could harm our results of operations and financial condition. We cannot assure you that we will be able to obtain appropriate types and levels of insurance in the future, that we will be able to replace existing policies on acceptable terms, or at all, or that our insurers will be able to pay all claims that we may make under our policies, any of which could have a material adverse effect on our financial condition or results of operations.
Our business is subject to numerous state and federal laws, and uncertainty as to the application of these laws, or adverse applications of these laws, as well as changes in applicable laws, could adversely affect our business.
Our operations are governed by numerous federal, state and local laws relating to labor, tax, employee benefits, insurance and employment matters. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of a professional employer organization providing outsourced HR services in a co-employment relationship, and the definition of employer under these laws is not uniform. In addition, many states have not addressed the co-employment relationship for purposes of compliance with applicable state laws governing the relationship between employers and employees and state insurance laws. We are not able to predict whether broader federal or state regulation governing our business and the co-employment relationship with our WSEs will be implemented, or if it is, how it will affect us, our clients or our WSEs. Any adverse application or interpretation (in courts, agencies or otherwise) of new or existing federal or state laws to the co-employment relationship with our clients and WSEs could have a material adverse effect on our financial condition and results of operations. If federal, state or local jurisdictions were to change their regulatory framework related to outsourced HR services, or introduce new laws governing our industry that were materially different from existing laws, those changes could reduce or eliminate the need for some of our services, or could require that we make significant changes in our methods of doing business, which could increase our cost of doing business. Changes in regulations could also affect the extent and type of employee benefits employers can or must provide employees, the amount and type of taxes employers and employees are required to pay or the time within which employers must remit taxes to the applicable authority. These changes could substantially decrease our revenues and substantially increase our cost of doing business and have a material adverse effect on our financial condition and results of operations.
Although some states do not explicitly regulate professional employer organizations, 42 states have passed laws that have licensing, certification or registration requirements applicable to professional employer organizations or recognize the professional employer organization model, and other states may implement such requirements in the future. Laws regulating professional employer organizations vary from state to state, but generally provide for oversight of the fiscal responsibility of professional employer organizations, and in some cases codify and clarify the co-employment relationship for processing unemployment claims, workers compensation and other purposes under state law. We may be required to spend significant time and resources to satisfy licensing requirements or other applicable regulations in some states, and we may not be able to satisfy these requirements or regulations in all states, which could prohibit us from doing business in such states, which could have a material adverse effect on our financial condition and results of operations.
If we are not recognized as an employer of worksite employees under federal and state regulations, or are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.
In order for WSEs to receive the full benefit of our employee benefits plan offerings, it is important that we act and qualify as an employer of the WSEs for certain purposes under the Code and ERISA. In addition, our status as an employer is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests. We believe that we qualify as an employer of our WSEs in the United States for the relevant purpose of both the Code and ERISA, and we implement processes to protect and preserve this status. With passage of the Small Business Efficiency Act in December 2014, the U.S. Congress clarified the employer status of professional employer organizations or PEOs for federal tax purposes under the Code for those PEOs who voluntarily become certified under this law. The IRS is expected to begin accepting applications for certification under the Code in July 2016 and we currently intend to apply for certification. However, the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry may not qualify as employers for ERISA purposes. If we were found not to be an employer under the Code or ERISA, it could affect the manner in which we are able to provide employee benefits to our WSEs and could have a material adverse effect on our financial condition and results of operations.
In addition, state regulatory authorities generally require licenses for companies that do business in their states as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. Insurance and third-party administrator regulation covers a host of activities, including sales, underwriting, rating, claims payments and record keeping by companies and agents. We do not believe that our services constitute acting as an insurance agent or third-party administrator. If regulatory authorities in any state determine that the nature of our business requires that we be licensed as an insurance agent or as a third-party administrator, we may need to hire additional personnel to manage regulatory compliance and become obligated to pay annual regulatory fees, which could have a material adverse effect on our financial condition and results of operations.
We and our clients could be adversely impacted by health care reform.
The Affordable Care Act, or the ACA, proposes sweeping health care reforms with staggered effective dates from 2010 through 2020, and many provisions of the ACA require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and the states. A number of key provisions of the ACA have begun to take effect over the past several years, including the establishment of state and federal insurance exchanges, insurance market reforms, “play or pay” penalties on applicable large employers and the imposition and assessment of excise taxes and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.
As a co-employer of our clients’ WSEs, we assume or share certain employer-related responsibilities and legal risks and assist our clients in complying with many employment-related governmental regulations. Generally, the ACA and subsequently issued guidance by the IRS and the U.S. Department of Health and Human Services have not addressed, or in some instances are unclear, as to their application in the co-employment relationship. In future periods, the changes may result in increased costs to us and our clients and could affect our ability to attract and retain clients. Additionally, we may be limited or delayed in our ability to increase service fees to offset any associated potential increased costs resulting from compliance with the ACA. Furthermore, the uncertainty surrounding the terms and application of the ACA may delay or inhibit the decisions of potential clients to outsource their HR needs. Any of these developments may have a material adverse effect on our financial condition and results of operations.
Our inability to offer competitive health and/or workers compensation insurance rates could harm our business.
If we are unable to offer competitive health and/or workers compensation insurance rates to our clients, it could affect our ability to attract and retain clients, which would have a material adverse effect on our business. For example, where we offer our clients and their WSEs group health insurance policies with respect to which our carriers set the premiums and for which we are not responsible for any deductible, the rates set by our carriers on such policies may not be competitive. Further, for policies with respect to which we agree to pay additional amounts to our carriers for any claims that they pay within an agreed-upon deductible layer, we may not be able to control costs through the deductible layer in a way that would make our rates competitive. In addition, broad adoption of our services in certain geographies or industries may make it more difficult for us to obtain competitive health and/or workers compensation insurance rates due to concentration of clients within a particular geography or industry. The inability to offer competitive insurance rates, for the above reasons or any other, could have a material adverse effect on our financial condition and results of operations.
Unexpected changes in workers compensation and health insurance claims by worksite employees could harm our business.
We maintain health and workers compensation insurance covering our WSEs. Our insurance costs are impacted significantly by our WSEs’ health and workers compensation insurance claims experience. We establish reserves to provide for the estimated costs of reimbursing our workers compensation and health insurance carriers for paying claims within the deductible layer in accordance with their insurance policies. Estimating these reserves involves our consideration of a number of factors and requires significant judgment. If there is an unexpected increase in the severity or frequency of claims activity of our WSEs (including activity arising from any of a number of factors that affect claim activity levels, such as changes in general economic conditions, claims differing significantly from expectations for new and existing clients, proposed and enacted regulatory changes, and terrorism, disease outbreaks or other catastrophic events ), or if we subsequently receive updated information indicating insurance claims were higher than previously estimated and reported, our insurance costs could be higher in that period or subsequent periods as we adjust our reserves accordingly. We have also experienced variability in the amount of our insurance costs due to the number and severity of insurance claims being unpredictable. For example, in the three months ended June 30, 2015, we experienced a significant increase in the number of large medical claims, which resulted in a significant increase in insurance costs. In addition, we may be unable to increase our pricing to offset increases in insurance costs either in full or on a timely basis. Incorporating cost increases into what we charge our clients could also adversely impact our ability to attract and retain clients. The occurrence of any of the above could have a material adverse effect on our financial condition and results of operations.
Adverse changes in our relationships with key vendors, particularly our employee benefit carriers, could harm our business.
Our success depends in part on our ability to establish and maintain arrangements and relationships with vendors that supply us with essential components of our services. These service providers include insurance carriers to provide health and workers compensation insurance coverage for WSEs, as well as other vendors such as couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their WSEs. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or other liabilities to us. If any of these vendors decide to terminate its relationship with us, particularly our employee benefit carriers, we may have difficulty obtaining replacement services at reasonable rates or on a timely basis, if at all. The loss of any one or more of our key vendors, or our inability to partner with certain vendors that are better-known or more desirable to our clients or potential clients, could have a material adverse effect on our financial condition and results of operations.
Security breaches could result in the improper disclosure of sensitive company, employee, client and WSE data, including personal information, exposing us to liability, which would cause our business and reputation to suffer.
Our ability to ensure secure electronic processing, maintenance and transmission of payroll, insurance and other sensitive employee, client and WSE information is critical to our operations. This information could include sensitive or confidential data, such as employees’ Social Security numbers, bank account numbers, retirement account information and medical information.
We rely on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Despite our security measures, it is possible that our information technology and infrastructure may be vulnerable to cybersecurity threats, including attacks by hackers and other malfeasance. Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Any such security breach could compromise our networks and result in the information stored or transmitted there to be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings leading to liability, including under laws that protect the privacy of personal information, disrupt our operations and the services we provide to our clients and WSEs, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business, operations and competitive position. In the course of providing our services to our clients, we also rely on certain third-party service providers and products, such as insurance carriers, to process information related to our employees, clients and WSEs. Through contractual provisions, we take steps to require that our service providers protect sensitive information. However, we cannot provide assurances as to the security steps taken by such providers. Any security breach or other disruption of our third-party service providers that results in an inadvertent disclosure or loss of confidential information could adversely affect our reputation and our business.
Our quarterly results of operations may fluctuate as a result of numerous factors, many of which are outside of our control.
Our quarterly results of operations are likely to fluctuate, and our results in some quarters may be below the expectations of research analysts and our investors, which could cause the price of our common stock to decline. Some of our significant expenses, such as insurance costs for our WSEs, may require significant lead time to offset or reduce. If we do not achieve our expected revenues targets, we may be unable to adjust our costs quickly enough to offset any revenues shortfall, which could harm our results of operations. Some of the important factors that have and may cause our revenues, results of operations and cash flows to fluctuate from quarter to quarter include:

•	the number and severity of health and workers compensation insurance claims by WSEs and the timing of claims information provided by our insurance carriers;

•	the amount and timing of our insurance costs, operating expenses and capital expenditures;

•	the number of our new clients initiating service and the number of WSEs employed by each new client;

•	the loss of existing clients;

•	reduction in the number of WSEs employed by existing clients;

•	the timing of client payments and payment defaults by clients;

•	costs associated with our acquisitions of companies, assets and technologies;

•	payments or drawdowns on our credit facility, or any amendments to our obligations under our credit facility;

•	unanticipated expenses such as litigation or other dispute-related settlement payments;

•	expenses we incur for geographic and service expansion;

•	our regulatory compliance costs;

•	changes in our effective tax rate; and

•	the impact of new accounting pronouncements.
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
Demand for our services is sensitive to changes in the level of overall economic activity in the markets in which we operate. During periods of weak economic conditions, employment levels tend to decrease, small business failures tend to increase and interest rates may become more volatile. Current or potential clients may also react to weak economic conditions or forecasted weak economic conditions by reducing their employee headcount or by lowering their wage, bonus or benefits levels, any of which would affect our revenues, and may affect our margins, because we may be unable to reduce our operating expenses sufficient to offset the drop in revenues. It is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction, strength and length of economic cycles. These conditions may affect the willingness of our clients and potential clients to pay outside vendors for services like ours, and may impact their ability to pay their obligations to us on time, or at all. In addition, if businesses have difficulty obtaining credit, business growth and new business formation may be impaired, which could also harm our business. Even modest downturns in economic activity or the availability of credit on a regional or national level could have a material adverse effect on our financial condition or results of operations.
Most of our clients are concentrated in certain geographies and a relatively small number of industries, making us vulnerable to downturns in those geographies and industries.
Most of our clients are concentrated in certain geographies and operate in a relatively small number of industries, including the technology, life sciences, not-for-profit, professional services, financial services, real estate, retail, manufacturing, and hospitality industries. As a result, if any of those geographic regions or specific industries suffers a downturn, the portion of our business attributable to clients in that region or industry could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.

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
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•
effectively recruit, integrate, train and motivate new employees, while retaining our existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

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
Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth. We cannot assure you that we will be able to do so in an efficient or timely manner, or at all. In particular, any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public companies. If we fail to manage our growth effectively, our costs and expenses may increase more than we expect them to, which in turn could harm our business, financial condition and results of operations.
We may not be able to sustain our profitability or revenue growth rate in the future.
While we have achieved profitability on an annual basis in each of the last four fiscal years, we have not consistently achieved profitability on a quarterly basis during that same period. Our operating expenses could increase substantially in the near term, particularly as we continue to invest in our sales and marketing organization, expand our operations and improve our infrastructure and enhance the breadth and quality of our services. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods.
Moreover, you should not consider our historical revenue growth rate to be indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of SMBs in our target markets and verticals.
If our vertical sales strategy is unsuccessful or if our sales force is otherwise unable to sell our solutions at the rate that we anticipate, we may not be able to maintain our client base or grow our business, which could have a material adverse effect on our financial condition and results of operations.
We have aligned our business based on an industry vertical approach where our sales force, product development, and service teams are increasingly focused on specific business sectors. Our vertical approach gives us an understanding of the HR needs facing SMBs in those industries. This knowledge enables us to provide a bundled solution of services that is tailored to its specific needs of clients in these industries. If our vertical strategy is unsuccessful, our business may not grow at the rate that we anticipate, which could have a material adverse effect on our financial condition and results of operations.
In order to raise awareness of the benefits of our services and identify and acquire new clients, we have rapidly grown our direct sales force. Competition for skilled sales personnel is intense, and we cannot assure you that we will be successful in attracting, training and retaining qualified sales personnel, or that our newly hired sales personnel will function effectively, either individually or as a group. In addition, our newly hired sales personnel are typically not productive for up to a year following their hiring. This results in increased near-term costs to us relative to the sales contributions of these newly hired sales personnel. If we are unable to effectively train our sales force and benefit from greater productivity of our sales representatives, or if our sales force is otherwise unable to sell our solutions as we anticipate, our revenues likely will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.
Our industry is highly competitive, which may limit our ability to maintain or increase our market share or improve our results of operations.
We face significant competition on a national and regional level from a number of companies purporting to deliver a range of bundled services that are generally similar to the services we provide, including large professional employer organizations such as the TotalSource business unit of Automatic Data Processing, Inc. and Insperity, Inc., as well as specialized and small professional employer organization service providers. If and to the extent that we and other companies providing these services are successful, we anticipate that future competitors will enter this industry. Some of our current, and any future, competitors have or may have greater marketing and financial resources than we have, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure. If we cannot compete effectively, our market share, business, results of operations and financial condition may suffer.
In addition to competition from other professional employer organizations, we also face significant competition in the form of companies serving their HR needs in both traditional and non-traditional manners. These forms of competition include:

•	HR and information systems departments and personnel of companies that perform their own administration of employee benefits, payroll and HR;

•
providers of certain endpoint HR services, including payroll, employee benefits and business process outsourcers with high-volume transaction and administrative capabilities, such as Automatic Data Processing, Inc., Paychex, Inc. and other third-party administrators;

•	employee benefit exchanges that provide benefits administration services over the Internet to companies that otherwise maintain their own employee benefit plans; and

•	insurance brokers who allow third party HR systems to integrate with their platform.
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
If we cannot compete effectively against other professional employer organizations or against the alternative means by which companies meet their HR obligations, or if we are unable to convince clients or potential clients of the advantages of our offerings, our market share and business may suffer, resulting in a material , adverse effect on our financial condition and results of operations.
Our failure to maintain or enhance our reputation or brand identity could harm our business.
We believe that maintaining and enhancing our reputation and the TriNet brand identity is critical to maintaining our relationships with our clients and vendors and our ability to attract new clients and vendors. We also believe that our reputation and brand identity will become more important as competition in our industry continues to develop. Our ability to maintain and enhance our reputation and brand identity will be affected by a number of factors, some of which are beyond our control, including:

•	the effectiveness of our marketing efforts;

•	our ability to attract and retain new sales personnel to expand our direct sales force;

•	our ability to retain our existing clients and attract new clients;

•	the quality and perceived value of our services;

•	our ability to successfully differentiate our services from those of our competitors;

•	actions of our competitors and other third parties;

•	positive or negative publicity about us or our industry in general;

•	timeliness of our filings with the SEC,

•	interruptions, delays or attacks on our platform or mobile applications; and

•	litigation or regulatory developments.
Any brand promotion activities in which we engage may not be successful or yield increased revenues. Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our corporate employees, our WSEs, our vendors, other companies in our industry or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand identity may reduce demand for our services and harm our business, results of operations and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and any such efforts may not ultimately be successful.
We are subject to client attrition.
We regularly experience significant client attrition due to a variety of factors, including cost, client merger and acquisition activity, increases in administrative fees and insurance costs, client business failure, effects of competition and clients deciding to bring their HR administration in-house. Our standard client service agreement can be cancelled by us or by the client without penalty with 30 days’ prior written notice. Clients who intend to cease doing business with us often elect to do so effective as of the beginning of a calendar year. As a result, we have historically experienced our largest concentration of client attrition in the first quarter of each year. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance we provide for WSEs in the event that such renewals result in increased premiums that we pass on to our clients. If we were to experience client attrition in excess of our projected annual attrition rate of approximately 20% of our installed WSE base, which occurred most recently in 2011, it could have a material adverse effect on our business, financial condition and results of operations.
Our acquisition strategy creates risks for our business.
We have completed numerous acquisitions of other businesses and technologies, and we expect that we will continue to grow through acquisitions of other businesses, assets or technologies. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. If we are unable to complete acquisitions in the future, our ability to grow our business will be impaired.
Acquisitions involve numerous other risks, including:

•
difficulties integrating the operations, systems, technologies, services and personnel of the acquired companies, including the migration of WSEs from an acquired company’s technology platform to ours;

•
challenges associated with establishing or maintaining internal controls, procedures and policies relating to the acquired systems and processes, including the potential for actual or perceived control weaknesses associated with or arising from the acquisitions and integration of acquired systems;

•	diversion of management’s attention from other business concerns;

•	over-valuation by us of acquired companies;

•	litigation resulting from activities of the acquired company, including claims from terminated employees, clients, former stockholders and other third parties;

•	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

•	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

•	entering markets in which we have no prior experience and may not succeed;

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
We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Any such impairment charges would adversely affect our results of operations.
We may have additional tax liabilities, which could harm our business, operating results, financial condition and prospects.
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United States regularly examine our income and other tax returns. For example, in connection with an IRS examination of prior federal income tax returns filed by Gevity, a company we acquired in 2009, we received a technical advice memorandum from the IRS taking the position that a total of $10.1 million employment tax credits taken by Gevity, and an additional approximately $2.3 million taken by us after acquiring Gevity, should be reversed, which position we dispute. The ultimate outcome of these examinations and tax disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of these or other examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.
We have a substantial amount of indebtedness, which could adversely affect our financial condition and our operating flexibility.
As of December 31, 2015, we had $499.6 million in outstanding indebtedness under our credit facility, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries. Our level of indebtedness and the limitations imposed on us by our credit facility could affect our business in various ways, including the following:

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
Under the credit facility, we are required to comply with a financial covenant that requires us and our subsidiaries to maintain a maximum leverage ratio so long as there is any indebtedness outstanding under the revolving credit facility (excluding letters of credit issued and outstanding of up to $15.0 million other than letters of credit that have been cash collateralized). Our ability to meet the leverage ratio can be affected by events beyond our control, and we may be unable to comply with it. Our failure to comply with this financial covenant or other restrictive covenants under our credit facility and other debt instruments could result in a default under our credit facility and/or other debt instruments, which in turn could result in the termination of the lenders’ commitments to extend further credit to us under our credit facility and acceleration of a substantial portion of our indebtedness then outstanding under our credit facility. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt. If we were unable to repay those amounts or refinance our debt, the lenders under our credit facility could proceed against the collateral granted to them to secure that indebtedness. If that were to happen, our results of operations and financial condition could be harmed and we might be forced to seek bankruptcy protection.
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
Our future success will depend on our ability to attract, hire, train and retain highly skilled technical, sales and marketing and support personnel, particularly with expertise in outsourced solutions and the technology platforms that we deploy today and will deploy in the future. Our failure to attract and retain the appropriate personnel may limit the rate at which we can expand our business, including developing new services and attracting new clients, or otherwise have a material adverse effect on our financial condition or results of operations.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2015, we have identified material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to material weaknesses. Specifically, we identified material weaknesses relating to (i) ineffective information technology general controls, primarily with respect to computer operations, access controls and change management, (ii) ineffective control environment and risk assessment, (iii) ineffective management review controls and controls over system-generated reports, (iv) ineffective controls over payroll operations, (v) ineffective controls over health and workers compensation liabilities and related expenses, (vi) ineffective controls over validating accuracy of payroll tax liabilities, and (vii) ineffective authorization controls over procurement processes. However, giving full consideration to these weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (GAAP), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. While the material weaknesses described above create a reasonable possibility that an error in financial reporting may go undetected, after extensive review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.
As further described in Part II, Item 9A “Controls and Procedures” below, we are taking specific steps to remediate the material weaknesses that we identified; however, the material weaknesses will not be remediated until the necessary controls have been implemented and we have determined the controls to be operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective. In addition, we may need to take additional measures to address the material weaknesses or modify the remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual or interim consolidated financial statements. Implementing any appropriate changes to our internal controls may distract our officers and employees and require material cost to implement new process or modify our existing processes. Moreover, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
We are subject to legal proceedings that may result in adverse outcomes.
We are subject to claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, purported class action lawsuits, and other matters. For example, we are a party to a putative securities class action lawsuit filed by a purported stockholder of our company in the United States District Court for the Northern District of California. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Part I, Item 3, “Legal Proceedings” below for additional information about the legal proceedings we are currently involved in and future proceedings that we may face.
Our failure to timely file any periodic reports with the SEC may prevent us from complying with the NYSE rules and may make it more difficult for us to access the public markets to raise debt or equity capital.
Despite extensive efforts, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2015 within the time frame required by the SEC (including the extension permitted by Rule 12b-25 under the Exchange Act).

As a result, we were not in full compliance with the NYSE Listed Company Manual, Section 802.01E, but have cured this deficiency upon filing our Annual Report. We are required to comply with the NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions, then our shares of common stock are subject to delisting from the NYSE. Any delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities, may preclude us from using exemptions from certain state and federal securities regulations, and could adversely affect our ability to raise capital on terms acceptable to us or at all.
In addition, because we were unable to timely file our Annual Report, we will not be eligible to use a registration statement on Form S-3 to conduct public offerings of our securities until we have timely made our periodic filings with the SEC for a full year. Our inability to use Form S-3 during this time period may have a negative impact on our ability to access the public capital markets in a timely fashion because we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. This may limit our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.
Any failure in our business systems could reduce the quality of our business services, which could harm our reputation and expose us to liability.
Our business systems rely on the complex integration of numerous hardware and software subsystems to manage client transactions including the processing of employee, payroll and benefits data. These systems can be disrupted by, among other things, equipment failures, computer server or systems failures, network outages, malicious acts, software errors or defects, vendor performance problems and power failures. Any delay or failure in our systems that impairs our ability to communicate electronically with our clients, employees or vendors or our ability to store or process data could harm our reputation and our business. If we are unable to meet client demands or service expectations, we may lose existing clients and we may have difficulty attracting new clients. In addition, errors in our products and services, such as the erroneous denial of healthcare benefits or delays in making payroll, could expose our clients to liability claims from improperly serviced WSEs, for which we may be contractually obligated to provide indemnification.
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
We license a substantial portion of the software on which we depend to provide services to our clients from third-party vendors. If we are unable to maintain these licenses, or if we are required to make significant changes in the terms and conditions of these licenses, we may need to seek replacement vendors or change our software architecture to address licensing revisions with our current vendors, either of which could increase our expenses and impair the quality of our services. In addition, we cannot assure you that our key vendors will continue to support their technology. Financial or other difficulties experienced by these vendors may adversely affect the technologies we incorporate into our products and services. If this software ceases to be available, we may be unable to find suitable alternatives on reasonable terms, or at all.
We must keep pace with rapid technological change in order to succeed.
Our business depends upon the use of software, hardware and networking technologies that must be frequently and rapidly upgraded in response to technological advances, competitive pressures and consumer expectations. To succeed, we will need to effectively develop or license and integrate these new technologies as they become available to improve our services commensurate with client requirements. In particular, we rely on enterprise software applications licensed from third parties that are upgraded from time to time such as PeopleSoft HR information systems and Oracle databases, which provide the basis for our HR information system platform supporting payroll, benefits and other HR functions. Any difficulties we encounter in adapting applications upgrades to our systems could harm our performance or delay or prevent the successful development, introduction or marketing of new services. New products or upgrades may not be released according to schedule, or may contain defects when released. Difficulties in integrating new technologies could result in adverse publicity, loss of sales, delay in market acceptance of our services, or client claims against us, any of which could harm our business. We could also incur substantial costs in modifying our services or infrastructure to adapt to these changes. In addition, we could lose market share if our competitors develop technologically superior products and services.
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
The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. Since shares of our common stock were sold in our initial public offering in March 2014 at a price of $16.00 per share, the daily closing price of our common stock has ranged from $16.33 to $37.88 per share through December 31, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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
As of December 31, 2015, there were 4,446,149 shares of common stock subject to outstanding options, 956,687 shares of common stock issuable upon settlement of restricted stock units and 173,286 shares of common stock issuable upon settlement of performance-based restricted stock units. We have registered all of the shares of common stock issuable upon exercise of these outstanding options and settlement of these outstanding restricted stock units, and upon exercise or settlement of any options or other equity incentives we may grant in the future, as well as the shares we have reserved for future issuance under our Employee Stock Purchase Plan, or ESPP, for public resale under the Securities Act of 1933, as amended. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised or such restricted stock units settle, or such shares are purchased pursuant to our ESPP, subject to compliance with applicable securities laws.
As of December 31, 2015, the holders of 20,091,312 shares of common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for TriNet or our stockholders.
The existing ownership of capital stock by our executive officers, directors and their affiliates has the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which limits your ability to influence corporate matters.
As of December 31, 2015, funds affiliated with General Atlantic, our largest stockholder, beneficially own approximately 28.6% of our outstanding common stock, and all of our directors, officers and their affiliates, including the funds affiliated with General Atlantic, beneficially own, in the aggregate, approximately 40.8% of our outstanding common stock. As a result, these stockholders will be able to determine substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease space for our corporate headquarters in San Leandro, California, approximately 50 regional sales offices in various states in the United States and our client service centers in Bradenton, Florida; Reno, Nevada; Fort Mill, South Carolina; Oklahoma City, Oklahoma and New York, New York. All of these leases expire at various times up through 2023.
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

Item 3. Legal Proceedings
Securities Class Action. On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities and Exchange Act of 1934 in the United States District Court for the Northern District of California.  The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive.  The name of the case is Welgus v. TriNet Group, Inc. et al., Case No. 3:15-cv-03625.  No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff.  On February 1, 2016, Mr. Welgus filed an amended complaint.  The defendants named in the case are the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  The amended complaint generally alleges that the Company caused damage to stockholders of the Company by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims.  Under a stipulated briefing schedule approved by the Court, the Company intends to move to dismiss the amended complaint no later than April 11, 2016.  The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
Other Litigation. The Company is and, from time to time, has been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of its business, including disputes with its clients or various class action, collective action, representative action and other proceedings arising from the nature of its co-employment relationship with its clients and WSEs in which the Company is named as a defendant. In addition, due to the nature of the Company’s co-employment relationship with its clients and WSEs, the Company could be subject to liability for federal and state law violations, even if the Company does not participate in such violations. While the Company’s agreements with its clients contain indemnification provisions related to the conduct of its clients, the Company may not be able to avail itself of such provisions in every instance.
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

Year Ended December 31, 2015:	High	Low
First Quarter	$37.88	$30.04
Second Quarter	$37.27	$25.23
Third Quarter	$26.88	$16.33
Fourth Quarter	$20.05	$16.79

Year Ended December 31, 2014:	High	Low
First Quarter	$23.44	$17.28
Second Quarter	$27.78	$18.81
Third Quarter	$29.96	$21.79
Fourth Quarter	$32.79	$24.38

On March 29, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $13.97 per share. As of March 29, 2016, we had 48 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
The following graph compares the cumulative return on the Company’s common stock since the initial public offering on March 27, 2014 with the cumulative return on the S&P 500 Index and a Peer Group Index.
COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group*

* The Peer Group Index consists of the following companies:
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

Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
October 1 - October 31, 2015	—	—	—	$31,628,073
November 1 - November 30, 2015	—	—	—	$31,628,073
December 1 - December 31, 2015	—	—	—	$31,628,073
Total	—

(1)
In May 2014, our board of directors authorized a program to repurchase in the aggregate up to $15 million of our outstanding common stock. Our board of directors subsequently approved incremental increases to our ongoing stock repurchase program of $30 million in November 2014 and $50 million on June 29, 2015. In 2014 and 2015, we repurchased approximately $15 million and approximately $49.2 million, respectively, of our outstanding common stock. As of December 31, 2015 we had approximately $31.6 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation.

Item 6. Selected Financial Data.
The following selected consolidated financial and other data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements that are included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2012 and 2011 and consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements that are not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations:
Professional service revenues	$401,287	$342,074	$272,372	$148,233	$113,279
Insurance service revenues	2,258,001	1,851,457	1,371,903	870,828	727,111
Total revenues	2,659,288	2,193,531	1,644,275	1,019,061	840,390
Costs and operating expenses:
Insurance costs	2,112,376	1,686,315	1,226,585	750,025	651,094
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	150,694	134,256	106,661	63,563	59,388
Sales and marketing (1)	166,759	139,997	109,183	59,931	38,087
General and administrative (1)	69,626	53,926	52,455	37,879	31,421
Systems development and programming costs (1)	27,558	26,101	19,948	16,718	15,646
Amortization of intangible assets	39,346	52,302	51,369	17,441	12,388
Depreciation	14,612	13,843	11,737	11,676	9,201
Restructuring	—	—	—	—	2,358
Total costs and operating expenses	2,580,971	2,106,740	1,577,938	957,233	819,583
Operating income	78,317	86,791	66,337	61,828	20,807
Other income (expense):
Interest expense and bank fees	(19,449)	(54,193)	(45,724)	(9,709)	(751)
Other, net	1,142	478	471	57	127
Income before provision for income taxes	60,010	33,076	21,084	52,176	20,183
Provision for income taxes	28,315	17,579	7,937	20,344	5,421
Net income	$31,695	$15,497	$13,147	$31,832	$14,762
Net income per share attributable to common stock:
Basic	$0.45	$0.24	$0.26	$0.66	$0.32
Diluted	$0.44	$0.22	$0.24	$0.63	$0.31
Weighted average common stock outstanding:
Basic	70,228,159	56,160,539	12,353,047	9,805,384	7,842,682
Diluted	72,618,069	59,566,773	15,731,807	12,476,091	10,103,979

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of providing services	$4,244	$2,658	$1,193	$516	$438
Sales and marketing	4,490	2,755	1,284	500	637
General and administrative	7,501	4,517	3,220	3,144	3,590
Systems development and programming costs	1,688	1,030	416	200	160
Total stock-based compensation expense	$17,923	$10,960	$6,113	$4,360	$4,825

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Other Financial Data:
Net Insurance Service Revenues (1)	$145,625	$165,142	$145,318	$120,803	$76,017
Net Service Revenues (2)	$546,912	$507,216	$417,690	$269,036	$189,296
Adjusted EBITDA (3)	$151,340	$165,319	$136,027	$95,362	$47,348
Adjusted Net Income (4)	$70,720	$74,392	$57,456	$47,431	$27,626

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

(3)
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets, stock-based compensation expense and, in 2014, certain costs related to a public offering of shares of our common stock. For more information about Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

(4)
Adjusted Net Income is a non-GAAP financial measure that we calculate as net income, excluding the effects of our effective income tax rate, stock-based compensation, amortization of intangible assets, non-cash interest expense, debt prepayment premium and the income tax effect (at our effective tax rate) of these pre-tax adjustments and, in 2014, certain costs related to a public offering of our shares of common stock. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates and an increase in blended state rates, we have adjusted the effective tax rate to 41.5% for the year ended December 31, 2015, from 39.5% for year ended December 31, 2014. For more information about Adjusted Net Income and a reconciliation of Adjusted Net Income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$166,178	$134,341	$94,356	$63,749	$31,620
Working capital(1)	$112,428	$121,290	$81,528	$61,340	$26,944
Total assets(1)	$2,098,230	$2,340,580	$1,434,738	$887,727	$334,849
Notes payable and borrowings under capital leases	$499,716	$545,150	$818,877	$301,334	$1,683
Total liabilities(1)	$2,090,149	$2,366,339	$1,705,100	$830,407	$241,251
Convertible preferred stock	$—	$—	$122,878	$122,878	$122,878
Total stockholders’ equity (deficit)	$8,081	$(25,759)	$(393,240)	$(65,558)	$(29,280)
(1)    In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. We elected to early adopt and retrospectively apply the provisions of the amendment. Historical amounts above are conformed to the current presentation. See note 11 for further details.
Non-GAAP Financial Measures
We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers and third-party administrators for claim payments made on our behalf within our insurance deductible layer, where applicable. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets, stock-based compensation expense and, in 2014, certain costs related to a public offering of our shares of common stock. We define Adjusted Net Income as net income, excluding the effects of our effective income tax rate, stock-based compensation, amortization of intangible assets, non-cash interest expense, debt prepayment premium, the income tax effect (at our effective tax rate) of these pre-tax adjustments and, in 2014, certain costs related to a public offering of our shares of common stock. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates and an increase in blended state rates, we have adjusted the effective tax rate to 41.5% for the year ended December 31, 2015, from 39.5% for year ended December 31, 2014. Each of these effective tax rates exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state legislative changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs.
We believe that the use of Net Insurance Service Revenues provides useful information as it presents a measure of revenues from our provision of insurance services to our clients less the costs associated with such insurance. We believe that Net Service Revenues provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. We believe that the use of Adjusted EBITDA and Adjusted Net Income provides additional period-to-period comparisons and analysis of trends in our business, as they exclude certain one-time and non-cash expenses. We believe that Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are useful for our stockholders and board of directors by helping them to identify trends in our business and understand how our management evaluates our business. We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to monitor and evaluate our operating results and trends on an ongoing basis and internally for operating, budgeting and financial planning purposes, in addition to allocating our resources to enhance the financial performance of our business and evaluating the effectiveness of our business strategies. We also use Net Service Revenues and Adjusted EBITDA in determining the incentive compensation for management.
Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are not prepared in accordance with, and should not be considered in isolation of, or as an alternative to, measurements required by GAAP. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. As non-GAAP measures, Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

•
Net Insurance Service Revenues and Net Service Revenues are reduced by the premiums that we pay to the insurance carriers and any reimbursements we pay to the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable;

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
The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Insurance service revenues	$2,258,001	$1,851,457	$1,371,903	$870,828	$727,111
Less: Insurance costs	2,112,376	1,686,315	1,226,585	750,025	651,094
Net Insurance Service Revenues	$145,625	$165,142	$145,318	$120,803	$76,017

The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Total revenues	$2,659,288	$2,193,531	$1,644,275	$1,019,061	$840,390
Less: Insurance costs	2,112,376	1,686,315	1,226,585	750,025	651,094
Net Service Revenues	$546,912	$507,216	$417,690	$269,036	$189,296

The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income	$31,695	$15,497	$13,147	$31,832	$14,762
Provision for income taxes	28,315	17,579	7,937	20,344	5,421
Stock-based compensation	17,923	10,960	6,113	4,360	4,825
Interest expense and bank fees	19,449	54,193	45,724	9,709	751
Depreciation	14,612	13,843	11,737	11,676	9,201
Amortization of intangible assets	39,346	52,302	51,369	17,441	12,388
Secondary offering costs	—	945	—	—	—
Adjusted EBITDA	$151,340	$165,319	$136,027	$95,362	$47,348

The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income	$31,695	$15,497	$13,147	$31,832	$14,762
Effective income tax rate adjustment	3,411	4,514	—	—	—
Stock-based compensation	17,923	10,960	6,113	4,360	4,825
Amortization of intangible assets	39,346	52,302	51,369	17,441	12,388
Non-cash interest expense	3,610	21,880	13,577	3,768	375
Debt prepayment premium	—	3,800	—	—	—
Secondary Offering Costs	—	945	—	—	—
Income tax impact of pre-tax adjustments	(25,265)	(35,506)	(26,750)	(9,970)	(4,724)
Adjusted Net Income	$70,720	$74,392	$57,456	$47,431	$27,626

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included under Part I, Item 1A above. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results or trends.
Overview
TriNet is a leading provider of comprehensive HR solutions for small to midsize businesses under a co-employment model. Our HR solutions are designed to manage an increasingly complex set of HR regulations, costs, risks, and responsibilities for our clients, allowing them to focus on operating and growing their core businesses. Our bundled HR solutions include multi-state payroll processing and tax administration, employee benefits programs (including health insurance and retirement plans), workers compensation insurance and claims management, federal, state and local labor, employment and benefit law compliance, risk mitigation, expense and time management, and other human capital consulting services. Our proprietary, cloud-based HR software systems are used by our clients and their WSEs to efficiently store and manage their core HR-related information and conduct a variety of HR-related transactions anytime and anywhere. In addition, our expert teams of in-house HR professionals also provide additional services upon request to support various stages of our clients’ growth, including talent management, recruiting and training, performance management consulting or other consulting services (with an incremental charge for such services).
As of December 31, 2015, we served over 12,700 clients in all 50 states, the District of Columbia and Canada, co-employed more than 324,000 WSEs, and had processed over $31 billion in payroll and payroll tax payments for our clients in 2015. Our clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. Our sales and marketing, client services and product development teams are increasingly focused on specific industry verticals. This verticalized approach gives us a deeper understanding of the HR needs facing SMBs in particular industries, which better enables us to provide HR solutions and services tailored to the specific needs of clients in these verticals. We conduct our business primarily in the United States, with more than 99% of our total revenues for each of 2015, 2014 and 2013 being attributable to WSEs in the U.S. and the remainder being attributable to WSEs in Canada.
For 2015, 2014 and 2013, our total revenues were $2.7 billion, $2.2 billion, and $1.6 billion respectively. Our total revenues consist of professional service revenues and insurance service revenues. For 2015 and 2014, 15% and 16% of our total revenues, respectively, consisted of professional service revenues, and 85% and 84% of our total revenues, respectively, consisted of insurance service revenues. We recognize as professional service revenues the fees we earn for providing our clients with a comprehensive suite of HR professional services, but do not include amounts paid to us by clients as payroll that are paid out to WSEs or amounts withheld and remitted to authorities as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs. We pay premiums to third-party insurance carriers for client and WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. These premiums and reimbursements are classified as insurance costs on our statements of operations.
We sell our services primarily through our direct sales organization, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For 2015, 2014 and 2013, our sales and marketing expenses were $166.8 million, $140.0 million and $109.2 million, respectively, or 6%, 6% and 7% of our total revenues and 30%, 28% and 26% of our Net Service Revenues, respectively.
We have made significant investments in our proprietary, cloud-based HR systems, including implementing client information and management software to provide our clients with enhanced features and functionality. For 2015, 2014 and 2013, our systems development and programming costs were $27.6 million, $26.1 million and $19.9 million, or 1%, 1% and 1% of our total revenues and 5%, 5% and 5% of our Net Service Revenues, respectively. We plan to continue to invest to upgrade and improve our technology offerings, including enhancements of our solutions to address specific needs of clients in our key vertical markets, as we believe the continued improvement of our technology provides TriNet with the ability to drive operating efficiencies while improving our clients’ experience. We will leverage our existing online technology offerings to build additional products and features, including a full-service mobile platform, standard APIs for selected third party offerings, improved client experience for key processes, and retirement of legacy software systems from acquisitions and migration of clients to the primary TriNet software system.
Strategic Acquisitions
Historically, we have pursued strategic acquisitions to both expand our product capabilities and supplement our growth across geographies and certain industry verticals. Our acquisition targets have included other bundled HR providers as well as technology companies or technology product offerings to supplement or enhance our existing HR solutions. We intend to continue to pursue strategic acquisitions that will enable us to add new clients and WSEs, expand our presence in certain geographies or industry verticals and offer our clients and WSEs more comprehensive and attractive products and services.
Key Financial and Operating Metrics
We regularly review certain key financial and operating metrics to evaluate growth trends, measure our performance and make strategic decisions. These key financial and operating metrics may change over time. Our key financial and operating metrics at December 31, 2015, 2014 and 2013, were as follows:

	Year Ended December 31,
Key Financial and Operating Metrics:	2015	2014	2013
Net Insurance Service Revenues (in thousands)	$145,625	$165,142	$145,318
Net Service Revenues (in thousands)	$546,912	$507,216	$417,690
Total WSEs	324,399	288,312	231,203
Total Sales Representatives	481	385	300
Net Insurance Service Revenues and Net Service Revenues
We define Net Insurance Service Revenues as insurance service revenues less insurance costs. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. Our total revenues on a GAAP basis represent the total amount invoiced by us to our clients, net of direct pass-through costs such as payroll and payroll tax payments, for the services we provide to our clients. Our insurance costs include the premiums we pay to third-party insurance carriers for the insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. We act principally as the service provider to add value in the execution and procurement of these services to our clients. Historically, Net Insurance Service Revenues has served as the primary indicator of our ability to source, add value and offer benefit services to our clients and WSEs through third-party insurance carriers, and has been considered by management to be a key performance measure. Historically, Net Service Revenues has also served as a key performance measure as it provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. In addition, management believes measuring operating costs as a function of Net Service Revenues has historically provided a useful metric, as we believe it has enabled evaluation of the performance of our business.
Total WSEs
We define Total WSEs at the end of a given fiscal period as the total number of WSEs paid in the last calendar month of the fiscal period. Historically, comparing our Total WSEs at the end of a fiscal period to that of prior periods has served as an indicator of our success in growing our business, both organically and through the integration of acquired businesses, and retaining clients. Our Total WSEs paid in the last calendar month of the fiscal period has also historically been a leading indicator of our anticipated revenues for future fiscal periods.
Total Sales Representatives
Our direct sales force consists of sales representatives who focus on serving clients in specific industry vertical markets. We define Total Sales Representatives at the end of a given fiscal period as the total number of our direct sales force employees at that date. Historically, comparing our Total Sales Representatives at the end of a fiscal period to our Total Sales Representatives at the end of a prior fiscal period has served as an indicator of our success in growing our business. Our Total Sales Representatives at the end of recent fiscal periods has also historically been a key indicator of our ability to increase our revenues in the following fiscal periods.

Impact of Health Care Reform
The Affordable Care Act, or the Act, entails sweeping health care reforms with staggered effective dates from 2010 through 2020, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health and Human Services, the IRS and the states. A number of key provisions of the Act have begun to take effect over the past three years, including the establishment of state and federal insurance exchanges, insurance market reforms, “play or pay” penalties on applicable large employers and the imposition and assessment of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Collectively, these items have the potential to significantly change the insurance marketplace for employers and how employers offer or provide insurance to employees.  We are not yet able to determine the full impact to our business, and to our clients, resulting from the Act.  In future periods, the Act may result in increased costs to us and our clients and could affect our ability to attract and retain clients.  Additionally, we may be limited or delayed in our ability to increase service fees to offset any associated potential increased costs resulting from compliance with the Act.  Furthermore, the uncertainty surrounding the terms and application of the Act may delay or inhibit the decisions of potential clients to outsource their HR needs.  As a result, these changes could have a negative impact on our operating results.
Seasonality and Insurance Variability
Our business is affected by cyclicality in business activity and WSE behavior. Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. We also experience higher levels of client attrition in connection with renewals of the health insurance we sponsor for our WSEs, in the event that such renewals result in higher costs to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of a fiscal year than in the first and fourth quarters of a fiscal year, as WSEs typically access their health care providers more often in the second and third quarters of a fiscal year, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the amount of our health and workers compensation insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop, which would make it more difficult for us to manage our business.

Basis of Presentation and Key Components of Our Results of Operations
Total Revenues
Our total revenues consist of professional service revenues and insurance service revenues. For 2015 and 2014, 15% and 16% of our total revenues, respectively, consisted of professional service revenues, and 85% and 84% of our total revenues, respectively, consisted of insurance service revenues.
We recognize as professional service revenues the fees we earn for providing our clients with a comprehensive suite of HR professional services, but do not include amounts paid to us by clients as payroll that are paid out to WSEs or amounts withheld and remitted to authorities as taxes. Our clients generally pay us these fees based on either a fixed fee per WSE per month or per transaction, or a percentage of the WSE’s payroll cost, pursuant to written services agreements that are generally cancelable by us or our clients upon 30 days’ prior written notice.
We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs. We pay premiums to third-party insurance carriers for client and WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable, as further described below in “Insurance Costs”. These premiums and reimbursements are classified as insurance costs on our statements of operations.
Insurance Costs
Insurance costs include the premiums we pay to third-party insurance carriers for insurance coverage provided to clients and WSEs and the reimbursements we pay to the insurance carriers and third-party administrators for claims payments made on our behalf within the insurance deductible layer for those plans that have such a deductible.
Our insurance costs are, in part, a function of the type and terms of agreements that we enter into with the third-party insurance carriers that provide TriNet-sponsored insurance plans for our clients and WSEs. Approximately 38% of our 2015 health insurance premiums were for fully-insured policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible, which are referred to as ‘guaranteed cost’ policies. Our future premiums under these guaranteed cost policies will be influenced by the WSE claims activity in prior periods and rate increases by our insurance carriers. The remaining 62% of our 2015 group health insurance premiums, and all of our workers compensation insurance premiums, were for fully-insured policies with respect to which we agree to reimburse our carriers for any claims paid within our agreed-upon deductible layer. Under these policies, WSEs file claims with the carriers, which are responsible for paying the claims up to the maximum coverage under the policies. The carriers and third-party administrators then seek reimbursement from us for payments of claims made on our behalf up to our deductible per incident for workers compensation claims, or up to limits to our exposure for individual claims and limits to our maximum aggregate exposure for claims in a given policy year in accordance with the terms of the underlying health insurance policies. In no event are we liable to pay claims directly to WSEs. As we evaluate the claims experience for each fiscal period, we adjust, as we deem necessary, our workers compensation and health benefits reserves, and this in turn has a corresponding impact on our insurance costs. As a result, our insurance costs fluctuate from period to period depending on the number and severity of the claims incurred by our WSEs in that period and prior periods. We expect our insurance costs to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, which will likely mean an increase in the absolute number of claims, and an increase in the cost of claims due to inflation or other factors.
Cost of Providing Services
Cost of providing services consists primarily of costs incurred by us associated with direct client support, such as payroll and benefits processing, professional HR consultants, employee liability insurance and costs associated with assisting clients in managing, processing and responding to employment-related legal claims, benefits and risk management, postage and shipping expenses and consulting expenses. We expect our cost of providing services to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, although as we improve our systems and processes, we expect to gain efficiencies and we expect our cost of providing services as a percentage of total revenues to decline. In addition, our costs of providing services may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, commissions and related variable compensation expenses, commission payments to partners and the cost of marketing programs. Marketing programs consist of advertising, lead generation, marketing events, corporate communications, brand building and product marketing activities, as well as various incentivized partnership and referral programs. We expect our sales and marketing expenses to increase in absolute dollars at a slower rate than in the past three years as we reduce our rate of growth in our direct sales force offset by increased investments to improve our sales productivity. In addition, our sales and marketing expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation-related expenses, legal, accounting and other professional services fees and other general corporate expenses. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future due to increases in our legal and financial compliance costs in connection with being a newly public company. As we improve our systems, processes and internal controls we expect to gain efficiencies and expect our general and administrative costs as a percentage of total revenues to decline. In addition, these expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.
Systems Development and Programming Costs
Systems development and programming costs consist primarily of compensation-related expenses for our employees and contractors dedicated to systems development and programming, as well as fees that we pay to third-party consulting firms. We expect our systems development and programming costs to continue to increase in absolute dollars for the foreseeable future as we continue to invest in and improve our technology platform. Over time, we expect our systems development and programming costs to remain relatively consistent as a percentage of our total revenues on an annual basis. In addition, our systems development and programming costs may fluctuate as a percentage of our total revenues from period to period depending on when we incur those costs.

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
Provision for Income Taxes
We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and almost all of our clients are U.S. employers with a small percentage of Canadian employers. We also provide services with respect to certain of our U.S. clients’ employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of 2015 and 2014. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.
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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations:
Professional service revenues	$401,287	$342,074	$272,372
Insurance service revenues	2,258,001	1,851,457	1,371,903
Total revenues	2,659,288	2,193,531	1,644,275
Costs and operating expenses:
Insurance costs	2,112,376	1,686,315	1,226,585
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	150,694	134,256	106,661
Sales and marketing (1)	166,759	139,997	109,183
General and administrative (1)	69,626	53,926	52,455
Systems development and programming costs (1)	27,558	26,101	19,948
Amortization of intangible assets	39,346	52,302	51,369
Depreciation	14,612	13,843	11,737
Total costs and operating expenses	2,580,971	2,106,740	1,577,938
Operating income	78,317	86,791	66,337
Other income (expense):
Interest expense and bank fees	(19,449)	(54,193)	(45,724)
Other, net	1,142	478	471
Income before provision for income taxes	60,010	33,076	21,084
Provision for income taxes	28,315	17,579	7,937
Net income	$31,695	$15,497	$13,147

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of providing services	$4,244	$2,658	$1,193
Sales and marketing	4,490	2,755	1,284
General and administrative	7,501	4,517	3,220
Systems development and programming costs	1,688	1,030	416
Total stock-based compensation expense	$17,923	$10,960	$6,113

	Year Ended December 31,
	2015	2014	2013
Percentage of total revenues:
Professional service revenues	15%	16%	17%
Insurance service revenues	85%	84%	83%
Total revenues	100%	100%	100%
Costs and operating expenses:
Insurance costs	79%	77%	75%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	6%	6%
Sales and marketing	6%	6%	7%
General and administrative	3%	2%	3%
Systems development and programming costs	1%	1%	1%
Amortization of intangible assets	1%	2%	3%
Depreciation	1%	1%	1%
Total costs and operating expenses	97%	96%	96%
Operating income	3%	4%	4%
Other income (expense):
Interest expense and bank fees	(1)%	(2)%	(3)%
Other, net	0%	0%	0%
Income before provision for income taxes	2%	2%	1%
Provision for income taxes	1%	1%	0%
Net income	1%	1%	1%

	Year Ended December 31,
	2015	2014	2013
Percentage of Net Service Revenues:
Professional service revenues	73%	67%	65%
Net Insurance Service Revenues	27%	33%	35%
Net Service Revenues	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	28%	26%	26%
Sales and marketing	30%	28%	26%
General and administrative	13%	11%	13%
Systems development and programming costs	5%	5%	5%
Amortization of intangible assets	7%	10%	12%
Depreciation	3%	3%	3%
Total other operating expenses	86%	83%	84%
Operating income	14%	17%	16%
Other income (expense):
Interest expense and bank fees	(4)%	(11)%	(11)%
Other, net	0%	0%	0%
Income before provision for income taxes	11%	7%	5%
Provision for income taxes	5%	3%	2%
Net income	6%	3%	3%

Years Ended December 31, 2015, 2014 and 2013
Total Revenues and Key Operating Metrics

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Professional service revenues	$401,287	$342,074	$272,372	$59,213	17%	$69,702	26%
Insurance service revenues	2,258,001	1,851,457	1,371,903	406,544	22%	479,554	35%
Total revenues	$2,659,288	$2,193,531	$1,644,275	$465,757	21%	$549,256	33%

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Key operating metrics:
Total WSEs	324,399	288,312	231,203	36,087	13%	57,109	25%
Total Sales Representatives	481	385	300	96	25%	85	28%

Total revenues for 2015 increased by $465.8 million, or 21%, compared to 2014. Professional service revenues and insurance service revenues represented 15% and 85%, respectively, of total revenues for 2015, compared to 16% and 84%, respectively, of total revenues for 2014.
Professional service revenues increased by $59.2 million, or 17%, compared to 2014. The increase was mainly attributable to our increase in Total WSEs and an increase in WSEs from verticals with higher average revenue per WSE.
Insurance service revenues for 2015 increased by $406.5 million, or 22%, compared to 2014. The increase was primarily due to our increase in Total WSEs and an increase of 5% in average insurance service revenues per WSE.
Total WSEs at December 31, 2015 increased by approximately 36,000, or 13%, compared to Total WSEs at December 31, 2014, which was primarily driven by a net increase in total clients. Our Total Sales Representatives increased from 385 at December 31, 2014 to 481 at December 31, 2015, primarily due to our efforts to grow our sales force.
Total revenues for 2014 increased by $549.3 million, or 33%, compared to 2013. Professional service revenues and insurance service revenues represented 16% and 84%, respectively, of total revenues for 2014, compared to 17% and 83%, respectively, of total revenues for 2013.  The increase in total revenues was attributable to the significant growth of our Total WSEs and revenues from our acquisition of Ambrose Employer Group, LLC, or Ambrose, in the third quarter of 2013, as further described below.
Professional service revenues for 2014 increased $69.7 million, or 26%, compared to 2013. The increase was mainly attributable to our increase in Total WSEs and our acquisition of Ambrose in third quarter of 2013, which contributed $15.4 million of professional service revenues during the first half of 2014.
Insurance service revenues for 2014 increased by $479.6 million, or 35%, compared to 2013. The increase was primarily due to our increase in Total WSEs. Additionally, our acquisition of Ambrose contributed $130.4 million of insurance service revenues during the first half of 2014.
Total WSEs at December 31, 2014 increased by approximately 57,000, or 25%, compared to Total WSEs at December 31, 2013. Our Total Sales Representatives increased from 300 at December 31, 2013 to 385 at December 31, 2014.

Insurance Costs

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Insurance costs	$2,112,376	$1,686,315	$1,226,585	$426,061	25%	$459,730	37%

Insurance costs for 2015 increased $426.1 million, or 25%, compared to 2014. The increase resulted from an increase in Total WSEs, the volume and severity of medical claims being unexpectedly higher than our WSE growth, experience and available information would have suggested and, to a lesser extent, increased workers compensation costs per WSE.
Insurance costs for 2014 increased $459.7 million, or 37% compared to 2013, $118.6 million of which was due to our acquisition of Ambrose. The remaining increase resulted from an increase in Total WSEs other than those acquired from Ambrose and a 3% increase in average insurance costs per WSE other than those acquired from Ambrose.
Net Insurance Service Revenues and Net Service Revenues

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Insurance service revenues	$2,258,001	$1,851,457	$1,371,903	$406,544	22%	$479,554	35%
Less: Insurance costs	2,112,376	1,686,315	1,226,585	426,061	25%	459,730	37%
Net Insurance Service Revenues	$145,625	$165,142	$145,318	$(19,517)	(12)%	$19,824	14%

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Total revenues	$2,659,288	$2,193,531	$1,644,275	$465,757	21%	$549,256	33%
Less: Insurance costs	2,112,376	1,686,315	1,226,585	426,061	25%	459,730	37%
Net Service Revenues	$546,912	$507,216	$417,690	$39,696	8%	$89,526	21%

Our Net Insurance Service Revenues for 2015 decreased by $19.5 million, or 12%, as compared to 2014. This decrease resulted from an increase in insurance costs due to the number and size of medical claims being unexpectedly higher than our growth in insurance revenues and unexpectedly higher than our WSE growth, experience and available information would have suggested, and, to a lesser extent, increased workers compensation costs per WSE, offset in part by the increases in our insurance service revenues.
For the reasons set forth above with respect to the increase in our total revenues, offset in part by the increase in our insurance costs, our Net Service Revenues for 2015 increased by $39.7 million, or 8%, as compared to 2014.
Also for the reasons set forth above with respect to total revenues, our Net Insurance Service Revenues for 2014 increased by $19.8 million, or 14%, as compared to 2013, and our Net Service Revenues for 2014 increased by $89.5 million, or 21%, as compared to 2013.

Other Operating Expenses

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Cost of providing services	$150,694	$134,256	$106,661	$16,438	12%	$27,595	26%
Sales and marketing	166,759	139,997	109,183	26,762	19%	30,814	28%
General and administrative	69,626	53,926	52,455	15,700	29%	1,471	3%
Systems development and programming costs	27,558	26,101	19,948	1,457	6%	6,153	31%
Amortization of intangible assets	39,346	52,302	51,369	(12,956)	(25)%	933	2%
Depreciation	14,612	13,843	11,737	769	6%	2,106	18%
Total operating expenses	$468,595	$420,425	$351,353	$48,170	11%	$69,072	20%

Cost of Providing Services

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$110,658	$97,423	$75,941	$13,235	14%	$21,482	28%
Facilities	7,585	7,149	5,615	436	6%	1,534	27%
Information technology and communication	9,693	8,948	8,482	745	8%	466	5%
Other expenses	22,758	20,736	16,623	2,022	10%	4,113	25%
Total cost of providing services	$150,694	$134,256	$106,661	$16,438	12%	$27,595	26%

Cost of providing services for 2015 increased by $16.4 million, or 12%, compared to 2014. The increase was primarily attributable to a $13.2 million increase in compensation-related costs due to increased headcount to support our growth, which includes a $1.6 million increase in stock-based compensation expense. Other expenses increased $2.0 million, or 10%, mainly in consulting costs incurred to enhance our product offering. Cost of providing services represented 6% of total revenues in each of the years ended December 31, 2015 and 2014. Cost of providing services increased to 28% of Net Service Revenues in 2015 from 26% in 2014.
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

Sales and Marketing

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$113,718	$96,903	$73,901	$16,815	17%	$23,002	31%
Marketing and advertising	22,097	19,667	15,863	2,430	12%	3,804	24%
Facilities	4,511	3,832	3,155	679	18%	677	21%
Other expenses	26,433	19,595	16,264	6,838	35%	3,331	20%
Total sales and marketing	$166,759	$139,997	$109,183	$26,762	19%	$30,814	28%

Sales and marketing expenses for 2015 increased by $26.8 million, or 19%, compared to 2014. Of this increase, $16.8 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, which includes a $1.7 million increase in stock-based compensation expense. Marketing and advertising expenses increased $2.4 million, or 12%, primarily as a result of our effort to focus on market verticals and penetration. In order to support the growth in sales force, other expenses including travel expenses, meetings, recruiting, training and consulting increased $6.8 million for 2015, or 35% compared to 2014. Sales and marketing represented 6% of total revenues in each of the years ended December 31, 2015 and 2014. As a percentage of Net Service Revenues, sales and marketing expenses increased to 30% in 2015 from 28% in 2014 as a result of lower Net Service Revenues.
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
General and Administrative

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$36,694	$32,697	$31,934	$3,997	12%	$763	2%
Legal, accounting and other professional fees	16,798	6,969	6,910	9,829	141%	59	1%
Other expenses	16,134	14,260	13,611	1,874	13%	649	5%
Total general and administrative	$69,626	$53,926	$52,455	$15,700	29%	$1,471	3%

General and administrative expenses for 2015 increased by $15.7 million, or 29%, compared to 2014.  Compensation-related costs increased $4.0 million compared to 2014 primarily due to a $3.0 million increase in stock-based compensation expenses. Legal, accounting and other professional fees increased $9.8 million primarily due to costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act, which amounted to $5.7 million for 2015.  General and administrative expenses increased to 3% as a percentage of total revenues in 2015 from 2% in 2014. As a percentage of Net Service Revenues, general and administrative expenses increased to 13% for 2015 from 11% in 2014 as a result of lower Net Service Revenues.

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
Systems Development and Programming

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Compensation-related costs	$18,826	$20,766	$15,493	$(1,940)	(9)%	$5,273	34%
Other expenses	8,732	5,335	4,455	3,397	64%	880	20%
Total systems development and programming costs	$27,558	$26,101	$19,948	$1,457	6%	$6,153	31%

Our systems development and programming costs for 2015 increased by $1.5 million, or 6%, compared to 2014. The increase was primarily due to an increase in consulting expenses to support and enhance our technology product delivery, offset by decreased compensation-related costs. Despite the increase, systems development and programming costs represented 1% of total revenues in each of the years ended December 31, 2015 and 2014. As a percentage of Net Service Revenues, systems development and programming costs represented 5% in each of the years ended December 31, 2015 and 2014.
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
Amortization of Intangible Assets and Depreciation

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$39,346	$52,302	$51,369	$(12,956)	(25)%	$933	2%
Depreciation	$14,612	$13,843	$11,737	$769	6%	$2,106	18%

In 2015, amortization of intangible assets decreased by $13.0 million, or 25%, as a result of the expiration of useful lives of certain client lists and trademarks related to our previous acquisitions. Depreciation expense was relatively flat compared to 2014.
In 2014, amortization of intangible assets expense increased by $0.9 million, or 2%, primarily attributable to our acquisition of Ambrose in the third quarter of 2013, offset by expiration of useful lives of certain client lists and non-compete agreements related to our previous acquisitions. Depreciation expense increased by $2.1 million, or 18%, compared to 2013, primarily attributable to depreciation from our acquisition of Ambrose.
We accelerated depreciation expenses of $0.4 million, $0.9 million, and $0.8 million in the years ended December 31, 2015, 2014, and 2013, respectively, due to significant changes in the extent and manner in which certain assets were expected to be used.

Other Income (Expense)

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Interest expense and bank fees	$(19,449)	$(54,193)	$(45,724)	$34,744	(64)%	$(8,469)	19%
Other, net	$1,142	$478	$471	$664	139%	$7	1%

Other income (expense) was primarily the result of interest expense under our credit facilities. In March 2014, we repaid $216.6 million of these facilities from the proceeds of our initial public offering, or IPO, which led to lower interest expense in the year ended December 31, 2015 as a result of the lower debt level compared to the same period of the prior year. For the year ended December 31, 2015 interest expense decreased by $12.6 million and amortization of deferred issuance costs decreased by $6.2 million. Additionally, the year ended December 31, 2014 included $12.1 million in deferred issuance cost write-offs and a $3.8 million debt prepayment premium.
Provision for Income Taxes

	Year Ended December 31,			Change 2015 vs. 2014		Change 2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Provision for income taxes	$28,315	$17,579	$7,937	$10,736	61%	$9,642	121%
Effective Income Tax Rate	47.2%	53.2%	37.6%

Our provision for income taxes for 2015 increased by $10.7 million compared to 2014 primarily due to the increase in our pre-tax income. Our effective tax rate decreased from 53.2% for 2014 to 47.2% in 2015 due to disqualifying dispositions on previously non-deductible stock-based compensation and tax credits offset in part by increased state taxes of 2.8% due to state legislative changes. Of the $10.7 million increase, approximately $3.1 million in discrete tax expense representing 5.2% of pre-tax income is attributed to the revaluation of deferred taxes due to a state legislative change enacted in the second quarter ended June 30, 2015.

Our provision for income taxes for 2014 increased by $9.6 million compared to 2013 primarily due to the increase in our pre-tax income and our effective tax rate increased from 37.6% for 2013 to 53.2% in 2014, primarily due to non-deductible stock-based compensation, and the revaluation of deferred taxes, based on regulatory state legislative changes enacted during the first quarter ended March 31, 2014. Of the $9.6 million increase, $2.6 million in discrete tax expense representing 7.8% of pretax income is attributed to the revaluation of deferred taxes due to a state legislative change. The remainder of the increase is primarily due to a release of uncertain tax positions recognized for the first quarter ended March 31, 2013.

Liquidity and Capital Resources
Our principal source of liquidity for operations is derived from cash provided by operating activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures. Our credit facilities have been used to fund acquisitions and special dividends, and we have not relied on these facilities to provide liquidity for our operations. Our cash flow related to WSE payroll and benefits is generally matched by advance collection from our clients. To minimize the credit risk associated with remitting the payroll and associated taxes and benefits costs, we require clients to prefund the payroll and related payroll taxes and benefits costs. To the extent this does not occur, our results of operations and cash flow may be negatively impacted.
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
The following table shows our capital resources for the stated periods:

	Year Ended December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$166,178	$134,341
Working capital:
Corporate working capital(1)	108,539	116,709
WSE-related assets, net of WSE-related liabilities	3,889	4,581
(1)    In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. We elected to early adopt and retrospectively apply the provisions of the amendment. Historical amounts above are conformed to the current presentation. See Note 11 for further details.
We had cash and cash equivalents of $166.2 million and $134.3 million as of December 31, 2015 and 2014, respectively. The increase was primarily due to the cash generated from operations during the year ended December 31, 2015. We believe that our existing cash and cash equivalents, working capital and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
WSE-related assets consist of cash and investments restricted for current workers compensation deductible payments, payroll funds collected, accounts receivable, unbilled revenues and refundable or prepaid amounts related to our sponsored workers compensation and health plan programs. WSE-related liabilities consist of client prepayments, wages and payroll taxes accrued and payable and liabilities related to our sponsored workers compensation and health plan programs resulting from deductible reserves and premium amounts due to providers for enrolled employees expected to be disbursed within the next 12 months.
Our working capital asset accounts consist of cash and cash equivalents, accounts receivables, prepaid assets, WSE-related assets and other current assets. Liabilities included within working capital include accounts payable, accrued expenses, WSE-related liabilities and other current liabilities and the current portion of our notes payable. As of December 31, 2015, we had $108.5 million in corporate working capital and $3.9 million in WSE-related assets net of WSE-related liabilities. Corporate working capital decreased by $8.2 million as compared to December 31, 2014 primarily due to recording a $12.7 million anticipated debt prepayment as a result of excess cash flows requirements in accordance with our credit facility. Included in WSE-related assets as of December 31, 2015 is $0.9 billion of payroll funds collected from clients, which represents cash available to settle short-term WSE-related operating liabilities. Changes in WSE-related assets and liabilities are included in operating cash flow in our consolidated statement of cash flows.
Under the terms of the agreements with our workers compensation insurance carriers, we are required to maintain collateral accounts to fund the carriers’ claim payments within our deductible layer. The collateral amount is determined at the beginning of each plan year based on estimated workers compensation wages and claim histories and the insurance carrier may adjust the balance when facts and circumstances change. As of December 31, 2015, we had $92.9 million of restricted cash included in WSE-related assets and $101.8 million of marketable securities designated as long-term restricted cash and investments on the consolidated balance sheet. Our restricted marketable securities investment portfolio represents U.S. long-term treasuries and mutual funds. We regularly review the collateral balances with our insurance carriers, and anticipate funding further collateral as needed based on program development.
At December 31, 2015, we had approximately $499.6 million of outstanding debt under our credit facility. On July 9, 2014, we amended and restated our first lien credit facility pursuant to an amended and restated first lien credit agreement, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million. The tranche A term loans and the revolving credit facility will mature on July 9, 2019. The tranche B term loans will mature on July 9, 2017. Loans under the revolving credit facility are expected to be used for working capital and other general corporate purposes. The repayment of obligations under the Amended and Restated Credit Agreement could adversely affect our liquidity if we have not generated sufficient cash from our operations to meet these obligations when they are due.

Cash Flows
We generated positive cash flows from operating activities during 2015, 2014 and 2013. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$130,599	$151,899	$100,721
Investing activities	(37,689)	(45,427)	(212,438)
Financing activities	(60,752)	(66,372)	142,377
Effect of exchange rates on cash and cash equivalents	(321)	(115)	(53)
Net increase in cash and cash equivalents	$31,837	$39,985	$30,607

Cash Flows from Operating Activities
Net cash provided by operating activities was $130.6 million, $151.9 million and $100.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Historically, cash provided by operating activities has been affected by our net income, adjusted for non-cash expense items (such as depreciation, amortization of intangible assets, deferred income taxes, and expense associated with stock-based compensation) and changes in working capital accounts. The fluctuation in our working capital accounts was primarily driven by WSE-related assets and liabilities, deferred taxes and increased workers compensation liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $37.7 million in 2015, as compared to $45.4 million in 2014 and $212.4 million in 2013. In 2015, we invested $41.9 million in debt securities and collected $27.6 million on maturing of debt securities, compared to investing $24.9 million in debt securities in 2014. Investments to purchase property and equipment were $18.6 million for 2015 compared to $20.6 million for the same period of 2014. In 2015, we used $4.8 million for an acquisition of a business, while there were no such acquisitions in 2014. In 2013, we used $195.0 million (net of cash acquired) for the acquisition of Ambrose.
Cash Flows from Financing Activities
Net cash used in financing activities was $60.8 million in 2015, compared to $66.4 million in 2014 and $142.4 million provided by financing activities in 2013. Net cash used in financing activities during 2015 consisted of $45.3 million in loan repayments and $48.4 million in stock repurchases, offset by excess tax benefit of $20.7 million from equity incentive plan activity, $7.2 million received in connection with the exercise of stock options and $5.3 million in proceeds from issuance of our common stock for the employee stock purchase plan. Net cash used in financing activities during 2014 was largely attributable to $273.6 million in loan repayments, $15.0 million in common stock repurchases and $11.1 million in payments for debt issuance costs, offset by $217.8 million of net proceeds received from the issuance of common stock in our IPO, $2.2 million received in connection with the exercise of stock options and $3.4 million in proceeds from issuance of our common stock for the employee stock purchase plan. Net cash provided by financing activities during 2013 was largely attributable to our borrowing of $970.0 million under our credit facility and receipt of $7.1 million in proceeds from stock option exercises, offset by $451.7 million in repayments of notes payable, the payment of a $357.6 million special dividend, $6.0 million in common stock repurchases and the payment of $25.7 million in debt issuance costs.
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
The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million, which we refer to as the revolving credit facility. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility. The $75.0 million revolving credit facility includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of December 31, 2015. As of December 31, 2015, we had $499.6 million in outstanding indebtedness under the Amended and Restated Credit Agreement, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries.
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
The tranche A term loans and loans under the revolving credit facility bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The applicable margins for the tranche A term loans and loans under the revolving credit facility are subject to specified rate adjustments of 0.25% based upon our total leverage ratio. The tranche B term loans bear interest, at our option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum or the prime lending rate, plus an applicable margin equal to 1.75% per annum. We are required to pay a commitment fee of 0.50%, subject to decrease to 0.375% based on our total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
We are permitted to make voluntary prepayments at any time without payment of a premium, except that a 1% premium would apply to a repricing of the tranche B term loans effected on or prior to the six-month anniversary of the effective date for the amendment and restatement of our credit facility. We are required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the fiscal year ending December 31, 2015, 50% of our excess cash flow (subject to decrease to (x) 25% if our total leverage ratio as of the last day of such fiscal year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if our total leverage ratio as of the last day of such fiscal year is less than 3.00 to 1.0), provided that we may defer prepayments based on excess cash flow to the extent such payments would result our GAAP working capital being less than $10 million (after giving effect to such prepayments). We recorded a current liability of $12.7 million at December 31, 2015 in anticipation of this prepayment.
The tranche A term loans will be repaid in equal quarterly installments in an aggregate annual amount equal to: (i) beginning on December 31, 2014 to December 31, 2016, 5% of the original principal amount thereof, (ii) beginning on December 31, 2016 to December 31, 2018, 7.5% of the original principal amount thereof, and (iii) beginning on December 31, 2018 to June 30, 2019, 10% of the original principal amount thereof with any remaining balance payable on the final maturity date of the tranche A term loans. The tranche B term loans will be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount thereof, with any remaining balance payable on the final maturity date of the tranche B term loans.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2015, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$499,563	$35,289	$192,399	$271,875	$—
Interest on debt obligations	53,078	17,597	29,144	6,337	—
Workers compensation liabilities	198,274	70,888	46,218	23,077	58,091
Capital lease obligations	268	82	145	41	—
Operating lease obligations	50,323	11,882	20,072	15,762	2,607
Purchase obligations	14,116	8,587	5,529	—	—
Uncertain tax positions	616	18	598	—	—
Total	$816,238	$144,343	$294,105	$317,092	$60,698

Long-term debt obligations and interest on debt obligations reflect the terms of the Amended and Restated Credit Agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of December 31, 2015.
Workers compensation liabilities represented in the table above are considered contractual obligations because they represent the estimated payments that will be made to carriers for the various workers compensation programs. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with workers compensation insurance policies as well as premiums and other liabilities. Workers compensation claim liabilities include estimates for reported claims, plus estimates for claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. These estimates are subject to significant uncertainty. The actual amount to be paid is not finally determined until we reach a settlement with the insurance carrier. Final claim settlements may vary significantly from the present estimates, particularly because many claims will not be settled until well into the future. In estimating the timing of future payments by year, we have assumed that our historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.
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

Critical Accounting Policies, Estimates and Judgments
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates include, but are not limited to, allowances for accounts receivable, workers compensation related assets and liabilities, health plan assets and liabilities, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Such estimates are based on historical experience and on various other assumptions that Company management believes to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
The following accounting policies are critical and/or require significant judgments and estimates in the preparation of our consolidated financial statements.
Revenue Recognition
Professional service revenues represent fees charged to clients for co-employment services including processing HR transactions such as payroll payments and remitting employment tax withholding amounts, providing access to our HR expertise, including HR templates, best practices, and interactions with our HR professionals, providing labor, employment and benefit law compliance services to assist clients in avoiding or reducing liability and exposure and providing additional services, including recruiting or other services, to support various stages of our clients’ growth based on either a fixed fee per WSE per month or per transaction, or a percentage of WSEs’ payroll. We recognize professional service revenues in the period the services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.
Insurance service revenues consist of insurance-related billings and administrative fees collected from clients and withheld from WSEs for TriNet-sponsored, risk-based, fully-insured insurance plans provided through third-party insurance carriers, primarily employee health benefit plans and workers compensation insurance. We recognize insurance service revenues in the period amounts are due and collectability is reasonably assured.
The professional service revenues and insurance service revenues are each considered separate units of accounting and the associated fees and insurance premiums are billed as such for the majority of our clients. For clients billed through a bundled invoice, the selling price of significant deliverables is determined based on the best estimate of selling price.
We are not the primary obligor for payroll and payroll tax payments and therefore these payments are not reflected as either revenue or expense. The gross payroll and payroll tax payments made on behalf of our clients, combined, were $30.6 billion, $25.6 billion and $17.6 billion for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Insurance Costs
Insurance costs include insurance premiums paid to the third-party insurance carriers for insurance coverage for our clients and WSEs and the reimbursements paid to the insurance carriers and/or third-party administrators for claims payments made by them on our behalf within our insurance deductible layer, where applicable.
Workers Compensation Insurance Reserves
We establish workers compensation insurance reserves to provide for our estimated ultimate costs of reimbursing our workers compensation insurance carriers and third-party administrators for paying claims on our behalf within the deductible layer in accordance with workers compensation insurance policies. These reserves include estimates for reported losses, plus amounts for those claims not yet reported, and estimates of certain expenses incurred by our carriers and third-party administrators in the course of processing and settling the claims. In establishing our workers compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

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
We do not discount loss reserves accrued under these programs. We record claim costs that we expect to be paid within one year as accrued workers compensation costs and include them in worksite employee related liabilities or short term worksite related assets if funds are held by third parties to cover the claims, and we include costs that we expect to be paid beyond one year in long-term liabilities or long term workers compensation receivables if funds are held by third parties to cover the claims on our consolidated balance sheets. Assets held by third parties to cover claim liabilities remain restricted until the plan year to which they relate are settled.
At policy inception, we estimate annual workers compensation costs based on projected wages over the duration of the policy period. As actual wages are realized, the amounts paid for premiums may differ from the estimates we record, creating an asset or liability throughout the policy year. These differences can have a material effect on our consolidated financial position and results of operations.
Health Benefits Insurance Reserves
We establish health benefits insurance reserves to provide for our estimated costs of reimbursing our health benefits insurance carriers and third-party administrators for paying claims within our deductible layer in accordance with health insurance policies. These reserves include estimates for reported losses, plus amounts for those claims incurred but not yet paid. We determine our health benefits insurance reserves based upon a number of factors, including actuarial calculations, our current and historical claims payment patterns, plan enrollment and medical trend rates. We record these reserves within health benefits payable and include them in WSE-related liabilities on our consolidated balance sheets.
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
The following table sets forth the assumptions made with respect to these assumptions for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	39%	58%	48%
Expected term (in years)	6.08	6.05	6.04
Risk-free interest rate	1.73%	1.80%	1.26%
Expected dividend yield	—%	—%	—%
Weighted-average grant-date fair value of stock options	$12.73	$7.18	$4.11

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
For transactions and calculations for which the ultimate tax determination is uncertain, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2015 and 2014, we had recognized tax liabilities of approximately $3.3 million and $3.2 million, respectively, related to uncertain income tax positions.
We periodically evaluate if it is more likely than not that some or all of the deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality (objective compared to subjective) is necessary to overcome negative evidence. Because certain federal and state net operating loss carryforwards may not be utilized prior to expiration, a valuation allowance on our deferred tax asset balance was recognized as of December 31, 2015.
We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We paid Notices of Proposed Assessments outstanding as of December 31, 2014 related to the disallowance of employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. The Company plans to exhaust all administrative efforts to resolve this matter, however, it is likely that the matter will ultimately be resolved through litigation. With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or (FASB), issued Accounting Standards Update (ASU) 2016-02—Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01—Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment addresses various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17—Balance Sheet Classification of Deferred Taxes, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We adopted this guidance in 2015 with retrospective application. See Note 11 for further details.
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
We had cash and cash equivalents, restricted cash, restricted investments, payroll funds collected, and interest bearing receivables in connection with workers compensation premiums totaling $1.3 billion at December 31, 2015. Included in this amount were $66.4 million in time deposits and U.S. Treasuries. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.  Our investments are made for capital preservation purposes. The cash and cash equivalents, restricted cash, payroll funds collected and workers compensation premium receivable are held for working capital purposes.
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
We also had total outstanding indebtedness of $499.6 million as of December 31, 2015, of which $35.3 million is due within 12 months. Amounts outstanding under our credit facility carry variable interest rates of LIBOR + 2.75% over the term of the facility, subject to specified rate adjustments under certain circumstances. As a result of our credit facility, we are exposed to changes in interest rates. With an increase in interest rates in effect at December 31, 2015 of 100 basis points, our interest expense for 2016 through 2020 would be $66.5 million. On the other hand, with a decrease in interest rates in effect at December 31, 2015 of 100 basis points, our interest expense for 2016 through 2020 would be $39.7 million.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements of TriNet Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
TriNet Group, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriNet Group, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TriNet Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2016 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
San Francisco, California
March 31, 2016

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$166,178	$134,341
Restricted cash	14,557	14,543
Prepaid income taxes	4,105	26,711
Prepaid expenses	8,579	9,336
Deferred loan costs and other current assets	3,715	4,271
Worksite employee related assets	1,373,386	1,635,136
Total current assets	1,570,520	1,824,338
Workers compensation receivable	29,204	31,905
Restricted cash and investments	101,806	69,447
Property and equipment, net	37,844	32,298
Goodwill	289,207	288,857
Other intangible assets, net	46,772	81,718
Deferred loan costs and other assets	22,877	12,017
Total assets	$2,098,230	$2,340,580
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,904	$12,273
Accrued corporate wages	28,963	29,179
Current portion of notes payable and borrowings under capital leases	35,326	20,738
Other current liabilities	11,402	10,303
Worksite employee related liabilities	1,369,497	1,630,555
Total current liabilities	1,458,092	1,703,048
Notes payable and borrowings under capital leases, less current portion	464,390	524,412
Workers compensation liabilities	105,481	75,448
Deferred income taxes	54,641	58,529
Other liabilities	7,545	4,902
Total liabilities	2,090,149	2,366,339
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 70,371,425 and 69,811,326 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	494,397	442,682
Accumulated deficit	(485,595)	(468,127)
Accumulated other comprehensive loss	(721)	(314)
Total stockholders’ equity (deficit)	8,081	(25,759)
Total liabilities and stockholders’ equity (deficit)	$2,098,230	$2,340,580

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Professional service revenues	$401,287	$342,074	$272,372
Insurance service revenues	2,258,001	1,851,457	1,371,903
Total revenues	2,659,288	2,193,531	1,644,275
Costs and operating expenses:
Insurance costs	2,112,376	1,686,315	1,226,585
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	150,694	134,256	106,661
Sales and marketing	166,759	139,997	109,183
General and administrative	69,626	53,926	52,455
Systems development and programming costs	27,558	26,101	19,948
Amortization of intangible assets	39,346	52,302	51,369
Depreciation	14,612	13,843	11,737
Total costs and operating expenses	2,580,971	2,106,740	1,577,938
Operating income	78,317	86,791	66,337
Other income (expense):
Interest expense and bank fees	(19,449)	(54,193)	(45,724)
Other, net	1,142	478	471
Income before provision for income taxes	60,010	33,076	21,084
Provision for income taxes	28,315	17,579	7,937
Net income	$31,695	$15,497	$13,147
Net income per share:
Basic	$0.45	$0.24	$0.26
Diluted	$0.44	$0.22	$0.24
Weighted average shares:
Basic	70,228,159	56,160,539	12,353,047
Diluted	72,618,069	59,566,773	15,731,807

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$31,695	$15,497	$13,147
Other comprehensive income (loss), net of tax
Unrealized losses on investments	(86)	(8)	(9)
Unrealized gains on interest rate cap	—	—	66
Foreign currency translation adjustments	(321)	(115)	(53)
Total other comprehensive income (loss), net of tax	(407)	(123)	4
Comprehensive income	$31,288	$15,374	$13,151

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

									Accumulated
	Preferred Stock–			Preferred Stock–					Other	Total
	Series G			Series H		Common Stock		Accumulated	Comprehensive	Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2012	5,391,441		$59,059	4,124,986	$63,819	10,709,224	$45,488	$(110,851)	$(195)	$(65,558)
Net income	—		—	—	—	—	—	13,147	—	13,147
Other comprehensive income	—		—	—	—	—	—	—	4	4
Issuance of common stock from vested restricted stock units	—		—	—	—	36,512	—	—	—	—
Issuance of common stock from exercise of stock options	—		—	—	—	5,730,544	7,109	—	—	7,109
Stock-based compensation expense	—		—	—	—	—	5,953	—	—	5,953
Repurchase of common stock	—		—	—	—	(407,728)	—	(3,342)	—	(3,342)
Awards effectively repurchased for required employee withholding taxes	—	—	—	—	—	(809,012)	—	(8,643)	—	(8,643)
Excess tax benefit from equity incentive plan activity	—		—	—	—	—	15,610	—	—	15,610
Special dividend	—		—	—	—	—	—	(357,520)	—	(357,520)
Balance at December 31, 2013	5,391,441		59,059	4,124,986	63,819	15,259,540	74,160	(467,209)	(191)	(393,240)
Net income	—		—	—	—	—	—	15,497	—	15,497
Other comprehensive loss	—		—	—	—	—	—	—	(123)	(123)
Issuance of common stock from vested restricted stock units	—		—	—	—	4,250	—	—	—	—
Issuance of common stock for employee stock purchase plan	—		—	—	—	249,494	3,393	—	—	3,393
Conversion of preferred stock	(5,391,441)		(59,059)	(4,124,986)	(63,819)	38,065,708	122,878	—	—	122,878
Issuance of common stock from exercise of stock options	—		—	—	—	1,712,278	2,193	—	—	2,193
Issuance of common stock, net of initial public offering cost	—		—	—	—	15,091,074	217,796			217,796
Stock-based compensation expense	—		—	—	—	—	10,660	—	—	10,660
Repurchase of common stock	—		—	—	—	(490,419)	—	(15,009)	—	(15,009)
Awards effectively repurchased for required employee withholding taxes	—		—	—	—	(80,599)	—	(1,431)	—	(1,431)
Excess tax benefit from equity incentive plan activity	—		—	—	—	—	9,663	—	—	9,663
Realized tax benefit of deductible IPO transaction costs	—		—	—	—	—	1,939	—	—	1,939
Special dividend	—		—	—	—	—	—	25	—	25
Balance at December 31, 2014	—		—	—	—	69,811,326	442,682	(468,127)	(314)	(25,759)
Net income	—		—	—	—	—	—	31,695	—	31,695
Other comprehensive loss	—		—	—	—	—	—	—	(407)	(407)
Issuance of common stock from vested restricted stock units	—		—	—	—	106,136	—	—	—	—
Issuance of common stock for employee stock purchase plan	—		—	—	—	272,836	5,315	—	—	5,315
Issuance of common stock from exercise of stock options	—		—	—	—	2,112,131	7,166	—	—	7,166
Stock-based compensation expense	—		—	—	—	—	17,742	—	—	17,742
Repurchase of common stock	—		—	—	—	(1,895,625)	—	(48,364)	—	(48,364)
Awards effectively repurchased for required employee withholding taxes	—		—	—	—	(35,379)	—	(799)	—	(799)
Excess tax benefit from equity incentive plan activity	—		—	—	—	—	20,670	—	—	20,670
Realized tax benefit of deductible IPO transaction costs	—		—	—	—	—	822	—	—	822
Balance at December 31, 2015	—		$—	—	$—	70,371,425	$494,397	$(485,595)	$(721)	$8,081
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$31,695	$15,497	$13,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,817	84,403	73,838
Deferred income taxes	14,954	43,842	(6,680)
Stock-based compensation	17,923	10,960	6,113
Excess tax benefit from equity incentive plan activity	(20,670)	(9,663)	(15,610)
Accretion of workers compensation and leases fair value adjustment	(639)	(1,090)	(1,427)
Changes in operating assets and liabilities:
Restricted cash and investments	(17,991)	(6,880)	(6,118)
Prepaid expenses and other current assets	1,313	(7,389)	(7,723)
Workers compensation receivables	3,152	(5,413)	9,876
Other assets	(14,527)	8,004	4,052
Accounts payable	287	5,212	976
Prepaid income taxes	24,494	(23,387)	6,394
Other current liabilities	5,616	7,749	13,186
Other liabilities	31,483	29,822	4,149
Worksite employee related assets	261,750	(862,699)	(304,265)
Worksite employee related liabilities	(261,058)	862,931	310,813
Net cash provided by operating activities	130,599	151,899	100,721
Investing activities
Acquisitions of businesses	(4,750)	—	(194,998)
Purchase of debt securities	(41,939)	(24,875)	(7,750)
Proceeds from maturity of debt securities	27,557	—	1,000
Purchase of property and equipment	(18,557)	(20,552)	(10,690)
Net cash used in investing activities	(37,689)	(45,427)	(212,438)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	217,796	—
Realized tax benefit of deductible IPO transaction costs	822	1,939	—
Proceeds from issuance of common stock on exercised options	7,166	2,193	7,109
Proceeds from issuance of common stock on employee stock purchase plan	5,315	3,393	—
Excess tax benefit from equity incentive plan activity	20,670	9,663	15,610
Borrowings under notes payable	—	—	970,000
Repayment of notes payable	(45,312)	(273,550)	(451,679)
Payment of debt issuance costs	—	(11,060)	(25,697)
Payments of special dividend	—	—	(357,582)
Repayments under capital leases	(250)	(306)	(778)
Repurchase of common stock	(48,364)	(15,009)	(5,963)
Awards effectively repurchased for required employee withholding taxes	(799)	(1,431)	(8,643)
Net cash provided by (used in) financing activities	(60,752)	(66,372)	142,377
Effect of exchange rate changes on cash and cash equivalents	(321)	(115)	(53)
Net increase in cash and cash equivalents	31,837	39,985	30,607
Cash and cash equivalents at beginning of period	134,341	94,356	63,749
Cash and cash equivalents at end of period	$166,178	$134,341	$94,356

Supplemental disclosures of cash flow information
Cash paid for interest	$15,224	$32,051	$30,534
Cash paid for income taxes, net	$2,005	$(3,809)	$8,070
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$344	$1,290	$1,302
Allowance for tenant improvements	$1,257	$—	$—
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (the Company or TriNet), a Delaware corporation incorporated in January 2000, provides comprehensive human resources, or HR, solutions for small to midsize businesses, or SMBs, across a number of industries under a co-employment model. The Company’s HR solutions are designed to manage an increasingly complex set of HR regulations, costs, risks and responsibilities for its clients, allowing them to focus on operating and growing their core businesses. These HR solutions include bundled services, such as multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers compensation insurance and claims management, federal, state and local labor, employment and benefit law compliance, risk mitigation, expense and time management, human capital consulting and other services.
The Company provides its services through co-employment relationships with its clients, under which the Company and its clients each take responsibility for certain portions of the employer-employee relationship for worksite employees (WSEs). The Company is the employer of record for most administrative and regulatory purposes, including the following: (i) compensation through wages and salaries; (ii) employer payroll-related taxes payment; (iii) employee payroll-related taxes withholding and payment; (iv) employee benefit programs including health and life insurance, and others; and (v) workers compensation coverage. The client is responsible for responsibilities not assumed by the Company, including the day-to-day job responsibilities of the WSEs.
Segment Information
The Company operates in one reportable segment in accordance with Accounting Standard Codification (ASC) 280 – Segment Reporting, issued by the Financial Accounting Standards Board (FASB). All of the Company’s service revenues are generated from external clients. Less than 1% of revenue is generated outside of the United States of America (U.S.). Substantially all of the Company’s long-lived assets are located in the U.S.
Basis of Presentation
The accompanying consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated balance sheets, the consolidated statement of stockholders’equity (deficit), the consolidated statement of cash flows and Note 3 have been reclassified to conform to the current presentation.
The accompanying consolidated balance sheets present the current assets and current liabilities directly related to the processing of human resources transactions as WSE-related assets and WSE-related liabilities, respectively. WSE-related assets consist of cash and investments restricted for current workers compensation claim payments, payroll funds collected, accounts receivable, unbilled service revenues, and refundable or prepaid amounts related to the Company-sponsored workers compensation and health plan programs. WSE-related liabilities consist of client prepayments, wages and payroll taxes accrued and payable, and liabilities related to the Company-sponsored workers compensation and health plan programs resulting from workers compensation case reserves, premium amounts due to providers for enrolled employees, and workers compensation and health reserves that are expected to be disbursed within the next 12 months.
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

Revenue Recognition
Professional service revenues represent fees charged to clients for processing HR transactions on behalf of the Company’s clients, such as payroll payments and remitting employment tax withholding amounts, providing access to the Company’s HR expertise, including HR templates, best practices, and interactions with our HR professionals, providing labor, employment and benefit law compliance services to assist clients in avoiding or reducing liability and exposure and providing additional services, including recruiting or other services, to support various stages of clients’ growth. Professional service revenues are recognized in the period the services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.
Insurance service revenues consist of insurance-related billings and administrative fees collected from clients and withheld from WSEs for Company-sponsored, risk-based, fully-insured insurance plans provided through third-party insurance carriers, primarily employee health benefit insurance and workers compensation insurance. Insurance service revenues are recognized in the period amounts are due and collectability is reasonably assured.
The professional service revenues and insurance service revenues are each considered separate units of accounting and the associated fees and insurance premiums are billed as such for the majority of the Company’s clients. For clients billed through a bundled invoice, the selling price of significant deliverables is determined based on the best estimate of the selling price.
The Company is not the primary obligor for payroll and payroll tax payments and, therefore, these payments are not reflected as either revenue or expense. The gross payroll and payroll tax payments made on behalf of the clients, combined, were $30.6 billion, $25.6 billion and $17.6 billion for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Insurance Costs
Insurance premiums paid to the insurance carriers for the insurance coverage for clients and WSEs and the reimbursements paid to the insurance carriers or third-party administrators for claims payments made on the Company’s behalf within its insurance deductible layer, where applicable, are included in cost and operating expenses as insurance costs.
Workers Compensation Insurance Reserves
Workers compensation insurance reserves are established to provide for the estimated ultimate costs of paying claims within the deductible layer in accordance with workers compensation insurance policies. These reserves include estimates for reported losses, plus amounts for those claims incurred but not paid, and estimates of certain expenses associated with processing and settling the claims. In establishing the workers compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims. In the Company's experience, plan years related to workers compensation programs may take up to 10 years or more to be settled.
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
The Company regularly reviews the adequacy of workers compensation insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any variety of new and adverse or favorable trends. Any unexpected increases in the severity or frequency of claims could result in material adverse effects to the operating results.
The Company does not discount loss reserves accrued under these programs. Claim costs expected to be paid within one year are recorded as accrued workers compensation costs and included in short-term worksite employee related liabilities or short term worksite related assets if funds are held by third parties to cover the claims, while costs expected to be paid beyond one year are included in long-term liabilities or long term workers compensation receivables if funds are held by third parties to cover the claims on the consolidated balance sheets. Assets held by third parties to cover claim liabilities remain restricted until the plan year to which they relate are settled.
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
Health Benefits
Health benefits insurance reserves are established to provide for the estimated costs of reimbursing the carriers for paying claims within the deductible layer in accordance with health insurance policies. These reserves include estimates for reported losses, plus estimates for claims incurred but not reported. Reserves are determined regularly by the Company based upon a number of factors, including but not limited to actuarial calculations, current and historical claims payment patterns, plan enrollment and medical trend rates. Ultimate health insurance reserves may vary in subsequent years from the amounts estimated. As of December 31, 2015 and 2014, liability reserves of $113.2 million and $82.1 million, respectively, were recorded within health benefits payable and are included in WSE-related liabilities in the accompanying consolidated balance sheets.
Under certain contracts, based on plan performance, the Company may be entitled to receive refunds of premiums. We estimate these refunds based on premium and claims data and record these within prepaid health plan expenses and are included in WSE-related assets on the consolidated balance sheet. As of December 31, 2015 and 2014, the Company had $6.8 million and $4.9 million, respectively, as prepaid health plan expenses included within WSE-related assets.
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
Accounts Receivable
The Company’s accounts receivable, which represent outstanding gross billings to clients, are reported net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience, the age of the accounts receivable balances, credit quality of clients, current economic conditions and other factors that may affect clients’ ability to pay, and charges off amounts when they are deemed uncollectible.
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
Internal Use Software
The Company capitalizes internal and external costs incurred to develop internal-use computer software during the application development stage. Application development stage costs include license fees paid to third-parties for software use, software configuration, coding, and installation. Capitalized costs are amortized on a straight-line basis over the estimated useful life, typically ranging from three to five years, commencing when the software is placed into service. The Company expenses costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training costs, and costs that do not add functionality to existing systems. For the years ended December 31, 2015, 2014 and 2013, internally developed software costs capitalized were $11.2 million, $6.3 million and $3.3 million respectively.
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
Intangible assets with finite useful lives include purchased client lists, trade names, developed technologies, and contractual agreements. Intangible assets are amortized over their respective estimated useful lives ranging from two to six years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2015, 2014 and 2013.
Annually, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2015, 2014 and 2013.
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
Advertising Costs
The Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $8.2 million, $7.3 million, and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Under the terms of professional services agreements, clients agree to maintain sufficient funds or other satisfactory credit at all times to cover the cost of its current payroll, all accrued paid time off, vacation or sick leave balances, and other vested wage and benefit obligations for all their work site employees. The Company generally requires payment from its clients on or before the applicable payroll date.
For certain clients, the Company requires an indemnity guarantee payment (IGP) supported by a letter of credit, bond, or a certificate of deposit from certain financial institutions. The IGP typically equals the total payroll and service fee for one average payroll period.
As of December 31, 2015 and December 31, 2014, one client accounted for 12% of accounts receivable. No client accounted for more than 10% of total revenues in the years ended December 31, 2015, 2014 and 2013. Bad debt expense, net of recoveries was $2.0 million, $1.4 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or (FASB), issued Accounting Standards Update (ASU) 2016-02—Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01—Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment addresses various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17—Balance Sheet Classification of Deferred Taxes, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company adopted this guidance in 2015 with retrospective application. See Note 11 for further details.
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

NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES
The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	December 31, 2015	December 31, 2014
Worksite employee-related assets:
Restricted cash	$92,917	$64,890
Restricted investments	3,819	4,555
Payroll funds collected	859,322	1,336,994
Unbilled revenue, net of advance collections of $11,875 and $113,190 at December 31, 2015 and December 31, 2014, respectively	213,837	203,599
Accounts receivable, net of allowance for doubtful accounts of $1,158 and $388 at December 31, 2015 and December 31, 2014, respectively	5,060	5,193
Prepaid health plan expenses	8,088	4,932
Refundable workers compensation premiums	2,428	7,975
Prepaid workers compensation expenses	744	1,256
Other payroll assets	187,171	5,742
Total worksite employee-related assets	$1,373,386	$1,635,136
Worksite employee-related liabilities:
Unbilled wages accrual	$202,396	$292,906
Payroll taxes payable	883,608	1,119,427
Health benefits payable	128,028	104,220
Customer prepayments	57,758	53,770
Workers compensation payable	66,174	36,778
Other payroll deductions	31,533	23,454
Total worksite employee-related liabilities	$1,369,497	$1,630,555

Other payroll assets and payroll taxes payable above include a receivable due from one client at December 31, 2015 for $181 million related to an end of year payroll tax liability for which funding was received in January 2016.

Payroll taxes payable, workers compensation payable and health benefits payable also include the related amounts of approximately 2,500 Company employees.

NOTE 3. WORKERS COMPENSATION
The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees, including programs where either the Company or the carrier retains custody of claim deposits paid by the Company. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence. In cases where the carriers retain custody, any excess deposits held by the carrier can be returned to the Company over time, based on terms defined within the respective agreements.
The following summarizes the activities in the balance sheet for unpaid claims and claims adjustment expenses within workers compensation assets and liabilities (in thousands):

	Year Ended December 31,
	2015	2014
Programs where assets are held by the Company to cover claims liabilities
Liability for unpaid claims and claims adjustment at beginning of period	$92,406	$58,610

Incurred related to:
Current year	88,438	61,669
Prior years	4,880	(4,725)
Total incurred	93,318	56,944
Paid related to:
Current year	(16,076)	(11,003)
Prior years	(30,453)	(12,145)
Total paid	(46,529)	(23,148)

Reclassification from workers compensation receivable	5,045	—
Liability for unpaid claims and claims adjustment at end of period	$144,240	$92,406

Programs where assets are held by third parties to cover claims liabilities
Liability for unpaid claims and claims adjustment at the beginning of period	$55,628	$62,129
Incurred related to:
Current year	699	1,708
Prior years	21,511	20,126
Total incurred	22,210	21,834
Paid related to:
Current year	(300)	(2,083)
Prior years	(26,631)	(26,252)
Total paid	(26,931)	(28,335)

Reclassification to workers compensation liability	(5,045)	—
Liability for unpaid claims and claims adjustment at end of period	$45,862	$55,628

Total liability for unpaid claims and claims adjustment at end of period	190,102	148,034

Assets held by third parties to cover claim liabilities	(58,522)	(95,372)
Workers compensation premiums and other liabilities	9,455	19,820
Other workers compensation assets	(1,012)	(136)
Total net workers compensation liabilities	$140,023	$72,346

Location on Consolidated Balance Sheet:
Workers compensation liabilities
Current portion included in worksite employee-related liability	$66,174	$36,778
Long term portion	105,481	75,448
Total	$171,655	$112,226

Workers compensation receivables
Current portion included in worksite employee-related asset	$2,428	$7,975
Long term portion	29,204	31,905

Total	$31,632	$39,880
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers compensation claims.

Under the terms of certain agreements with workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of December 31, 2015 and December 31, 2014, such restricted amounts of $49.8 million and $36.5 million, respectively, are presented as restricted cash and restricted investments within WSE-related assets in the accompanying consolidated balance sheets. In addition, at December 31, 2015 and December 31, 2014, $101.8 million and $69.4 million, respectively, are presented as restricted long-term cash and investments. Assets held by third parties to cover claim liabilities represents prefunded claim obligations paid to carriers in excess of estimated total claim liabilities, which will be applied to incurred claims. The funds remain restricted until the plan year to which they relate are settled.

The reclassification from workers compensation receivable to workers compensation liability resulted from the return of collateral to the Company following a negotiated amendment of the underlying contract with a carrier.

NOTE 4. BUSINESS COMBINATIONS
Periodically, as part of the Company’s strategic objectives, the Company may acquire other companies or may acquire strategic technologies which may be considered an acquisition of a business.  During the year ended December 31, 2015, the Company’s strategic acquisition activity resulted in the payment of aggregate purchase consideration of approximately $4.8 million, consisting solely of cash. The purchase price for each business combination is allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on the fair value at the date of purchase. Purchase price in excess of the identifiable assets and liabilities is recorded as goodwill. The allocation of the aggregate purchase consideration resulted in intangible assets of $4.4 million and goodwill of $0.4 million. The intangible assets have a useful life of 5 years. The consolidated financial statements include the operating results of strategic acquisitions considered to be a business since the respective date of the acquisition. Pro forma results of operations have not been presented as the acquisition activity is not material to the Company. All acquisition-related costs are expensed as incurred and recorded in operating expenses. The Company includes operations associated with acquisitions from the date of acquisition.

The Company made no acquisitions during 2014. In 2013, the Company acquired 100% of the outstanding equity of Ambrose Employer Group, LLC (Ambrose) for $195.0 million. Ambrose contributed revenues of $134.5 million and net income of $1.6 million to the Company from July 1, 2013 to December 31, 2013.

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Software	$64,727	$53,349
Office equipment, including data processing equipment	20,044	18,550
Leasehold improvements	9,874	7,092
Furniture, fixtures, and equipment	7,911	6,450
Projects in progress	7,407	6,786
	109,963	92,227
Accumulated depreciation	(72,119)	(59,929)
Property and equipment, net	$37,844	$32,298

Software and furniture, fixtures, and equipment include amounts for assets under capital leases of $0.2 million and $1.4 million at December 31, 2015 and December 31, 2014, respectively. Accumulated depreciation of these assets was de minimis and $0.9 million at December 31, 2015 and December 31, 2014, respectively. Amortization of assets held under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.
Projects in progress consist primarily of software development costs. The Company capitalizes software development costs intended for internal use. The Company recognized depreciation expense for capitalized internally developed software of $5.4 million, $5.2 million, and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accumulated depreciation for these assets was $34.5 million and $29.4 million at December 31, 2015 and 2014, respectively. The Company periodically assesses the likelihood of unsuccessful completion of projects in progress, as well as monitoring events or changes in circumstances, which might suggest that impairment has occurred and recoverability should be evaluated. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds the future net cash flows expected to be generated by the asset. Due to significant changes in the extent and manner in which assets were expected to be used, the Company recognized losses of $0.4 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and included these charges in depreciation expense in the accompanying consolidated statements of operations.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following schedule summarizes goodwill and other intangible assets (in thousands):

	December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$289,207	$—	$289,207
Amortizable intangibles:
Customer contracts	5 years	209,850	(167,968)	41,882
Trademark	3 years	16,900	(16,467)	433
Developed technology	5 years	5,400	(1,173)	4,227
Noncompete agreements	3 years	1,940	(1,710)	230
	5 years	234,090	(187,318)	46,772
Total		$523,297	$(187,318)	$335,979

	December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	—	$288,857	$—	$288,857
Amortizable intangibles:
Customer contracts	5 years	209,850	(134,454)	75,396
Trademark	3 years	16,900	(11,761)	5,139
Developed technology	5 years	1,000	(533)	467
Noncompete agreements	3 years	1,940	(1,224)	716
	5 years	229,690	(147,972)	81,718
Total		$518,547	$(147,972)	$370,575

Amortization expense related to amortizable intangibles in future periods as of December 31, 2015 is expected to be as follows (in thousands):

Year ending December 31:
2016	$19,255
2017	17,497
2018	8,700
2019	880
2020 and thereafter	440
Total	$46,772

NOTE 7. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The Company’s noncurrent restricted cash and investments include $63.1 million of available-for-sale marketable securities and $38.7 million of cash collateral at December 31, 2015. The Company’s restricted investments within WSE-related assets include $2.3 million of certificates of deposit and $1.5 million of available-for-sale marketable securities as of December 31, 2015. The available-for-sale marketable securities as of December 31, 2015 and December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015:
U.S. treasuries	$64,226	$9	$(144)	$64,091
Mutual funds	500	4	—	504
Total investments	$64,726	$13	$(144)	$64,595
December 31, 2014:
U.S. treasuries	$50,075	$22	$(15)	$50,082
Mutual funds	500	6	—	506
Total investments	$50,575	$28	$(15)	$50,588

There were no realized gains or losses for the year ended December 31, 2015 and 2014. As of December 31, 2015 and December 31, 2014, the contractual maturities of the U.S. treasuries were one to four years.
As of December 31, 2015, certain of the Company’s U.S. treasuries were in an unrealized loss position. Unrealized losses are principally due to changes in interest rates. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 81% and 59% of the total fair value of all securities available for sale as of December 31, 2015 and December 31, 2014, respectively, and their unrealized losses were $0.1 million and de minimis as of December 31, 2015 and December 31, 2014. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.
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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
December 31, 2015:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	64,091	64,091	—	—
Mutual funds	504	504	—	—
Total	$66,914	$66,914	$—	$—
December 31, 2014:
Certificates of deposit	$2,318	$2,318	$—	$—
U.S. treasuries	50,082	50,082	—	—
Mutual funds	506	506	—	—
Interest rate cap	1	—	1	—
Total	$52,907	$52,906	$1	$—

There were no transfers between Level I and Level II assets during the years December 31, 2015 or December 31, 2014.
As of December 31, 2015 and December 31, 2014, certificates of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying consolidated balance sheets.
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
At December 31, 2015 and December 31, 2014, the carrying value of the Company’s notes payable of $499.6 million and $544.9 million, respectively, approximated fair value. The estimated fair values of the Company’s notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

NOTE 8. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES
The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	December 31, 2015	December 31, 2014
Notes payable under credit facility	$499,563	$544,875
Capital leases	153	275
Less current portion	(35,326)	(20,738)
	$464,390	$524,412

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
The tranche A term loans and loans under the revolving credit facility bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum, or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The applicable margins for the tranche A term loans and loans under the revolving credit facility are subject to specified rate adjustments of 0.25%, based upon the Company’s total leverage ratio. The tranche B term loans bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin equal to 2.75% per annum or the prime lending rate, plus an applicable margin equal to 1.75% per annum. The Company is required to pay a commitment fee of 0.50%, subject to decrease to 0.375% based on its total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
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
The tranche A term loans will be repaid in equal quarterly installments in an aggregate annual amount equal to: (i) beginning on December 31, 2014 to December 31, 2016, 5% of the original principal amount thereof, (ii) beginning on December 31, 2016 to December 31, 2018, 7.5% of the original principal amount thereof, and (iii) beginning on December 31, 2018 to June 30, 2019, 10% of the original principal amount thereof with any remaining balance payable on the final maturity date of the tranche A term loans. The tranche B term loans will be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount thereof, with any remaining balance payable on the final maturity date of the tranche B term loans.
The $75.0 million revolving credit facility includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of December 31, 2015. In connection with the Amended and Restated Credit Agreement, the Company incurred $11.1 million of debt issuance costs. The Company deferred $8.0 million of the costs, which are being amortized over the term of the credit facility.  The remaining $3.1 million of costs were recorded to interest expense and bank fees.  Additionally, the Company recorded a $9.0 million loss on extinguishment of debt to write-off deferred issuance costs associated with the original first lien credit facility, which was also recorded to interest expense and bank fees.  The remaining $6.1 million of loan fees associated with the previous facility that was deemed to be modified continues to be amortized over the revised remaining term of the Amended and Restated Credit Agreement.
In March 2015, the Company repaid $25.0 million of the tranche B term loan. As a result, a portion of the loan fees associated with the first lien credit facility was fully amortized in March 2015 for a charge of $0.4 million.
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 and a maximum total leverage ratio of 4.25 to 1.00 at December 31, 2015. The Company was in compliance with the restrictive covenants under the credit facilities at

December 31, 2015. Despite extensive efforts, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2015 within the time frame required by the SEC (including the extension permitted by Rule 12b-25 under the Exchange Act).  As a result, we were not in compliance with our restrictive covenant to have timely filed financial statements, but have cured this deficiency within the thirty day cure period upon filing our Annual Report. In addition to these covenants, the Amended and Restated Credit Agreement requires, beginning with the fiscal year ending December 31, 2015, the Company to prepay the tranche B term loan in an amount which is based on the specified excess cash flow percentage determined by the current leverage ratio. The Company recorded a current liability of $12.7 million at December 31, 2015 in anticipation of this prepayment. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

NOTE 9: STOCKHOLDERS’ EQUITY
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
Common Stock
Upon closing of the IPO on March 31, 2014, the Company issued 15,000,000 shares of common stock at a public offering price $16 per share, for an aggregate offering price of $240.0 million, resulting in net proceeds to us of $216.8 million, after deducting underwriting discounts and commissions of approximately $16.8 million and offering expenses of approximately $5.6 million.
In February 2014, the Company issued 91,074 shares to a member of the Board of Directors at $10.98 per share, which was the then estimated fair market value, for an aggregate of $1.0 million in cash.
Equity-Based Incentive Plans
In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Non-employee directors are eligible to receive nonstatutory stock options automatically at designated intervals over their period of continuous service on the Board. The 2009 Plan, as amended, provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019. On January 1, 2015, an additional 3,141,509 shares were automatically reserved for issuance under the amended 2009 Plan.
The exercise price per share of all incentive stock options granted under the 2000 Plan and the 2009 Plan must be at least equal to the fair market value of the shares at the date of grant as determined by the Board of Directors. Options generally have a maximum contractual term of 10 years. Incentive stock options granted at 110% of the fair market value to stockholders who have greater than 10% ownership have a maximum term of five years. Options granted to non-employee directors in connection with an initial election or appointment generally vest at the rate of 33% of the total options one year after the grant date and 1/36 of the total options granted monthly thereafter. All other options granted to non-employee directors generally vest 100% one year from grant date. Before 2015, options granted to employees generally vest over four years with a one year cliff and monthly thereafter. Starting in 2015, the options granted to newly hired employees generally vest at a rate of 25% of the total options a year after the grant date and then 1/16 of the total options granted on the 15th day of the second month of each calendar quarter thereafter. All other options granted to employees generally vest at a rate of 1/16 of the total options granted on the 15th day of the second month of each calendar quarter following the grant date.
The Company has granted restricted stock units (RSUs) to members of the Board of Directors, certain executives and employees. These RSUs represent rights to receive shares of the Company’s common stock on satisfaction of applicable vesting conditions. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant. RSUs granted to newly elected or appointed non-employee directors generally vest on the first anniversary of the Company’s most recent annual grants. RSUs granted to non-employee directors in connection with an annual grant generally vest 100% one year from the grant date. RSUs granted to newly hired employees generally vest at a rate of 25% of the total RSUs one year after the grant date and then 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter thereafter.  All other RSUs granted to employees generally vest at a rate of 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter following the grant date.
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
Equity incentive plan activity under the 2000 Plan and the 2009 Plan is summarized as follows:

Equity Incentive Plan Activity	Shares Available for Grant
Balance at December 31, 2014	2,708,524
Authorized	3,141,509
Granted	(1,569,865)
Forfeited	674,786
Expired	1,250
Shares withheld for taxes and not issued	35,379
Balance at December 31, 2015	4,991,583
The following table summarizes stock option activity under the Company’s equity-based plans for the year ended December 31, 2015:

Stock Options Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	6,892,810	$6.13	8.22	$173,338
Granted	312,200	31.66
Exercised	(2,112,131)	3.44
Forfeited	(645,480)	7.84
Expired	(1,250)	10.98
Balance at December 31, 2015	4,446,149	$8.96	7.56	$52,108

Exercisable at December 31, 2015	2,100,591	$6.20	7.16	$28,922
Vested and expected to vest at December 31, 2015	4,257,065	$8.70	7.53	$50,675
The weighted-average grant date fair value of stock options granted in the years ended December 31, 2015, 2014 and 2013 was $12.73, $7.18 and $4.11 per share, respectively. The total fair value of options vested for the years ended December 31, 2015, 2014 and 2013 was $12.2 million, $7.5 million and $4.0 million, respectively.

The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $53.3 million, $35.1 million and $52.6 million, respectively. Cash received from options exercised during the years ended December 31, 2015, 2014 and 2013 was $7.3 million, $2.2 million and $7.1 million, respectively.  The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.
As of December 31, 2015, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $13.9 million and is expected to be recognized over a weighted-average period of 2.19 years.
The following table summarizes RSU activity under the Company’s equity-based plans for the year ended December 31, 2015:

Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	7,750	$13.21
Granted	1,084,379	28.73
Vested	(106,136)	32.83
Forfeited	(29,306)	32.70
Nonvested at December 31, 2015	956,687	$28.03

The total grant date fair value of RSUs granted in the year ended December 31, 2015 was $31.2 million. The total grant date fair value of RSUs vested in the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $0.1 million and $0.1 million, respectively. As of December 31, 2015, unrecognized compensation expense, net of forfeitures, associated with the nonvested RSUs outstanding was $23.3 million, and is expected to be recognized over a weighted-average period of 3.05 years.
During the years 2015, 2014 and 2013, the Company withheld 35,379, 80,599 and 809,012 shares, respectively, to settle payroll tax liabilities resulting from the exercises of stock options and vesting of RSUs held by the employees.
The following table summarizes PSU activity under the Company’s equity-based plans for the year ended December 31, 2015:

Performance Based Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding units at December 31, 2014	—	$—
Granted	173,286	33.51
Units converted	—	—
Forfeited	—	—
Outstanding units at December 31, 2015	173,286	$33.51
The maximum total grant date fair value of PSUs granted in the year ended December 31, 2015 was $5.8 million, assuming maximum 200% performance target is met.  As of December 31, 2015, unrecognized compensation expense, net of forfeitures, was $0.8 million, and is expected to be recognized over a weighted-average period of 2 years.
Employee Stock Purchase Plan
The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. On January 1, 2015, an additional 698,113 shares were automatically reserved for issuance under the ESPP. The Company commenced its first purchase period under the ESPP on March 26, 2014 with a purchase price equal to the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods are six months in duration and will end on or about May 15 and November 15 of each year, with the exception of the initial offering period, which commenced on March 26, 2014 and ended on November 14, 2014. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. During the year ended December 31, 2015, employees purchased 272,836 shares under the ESPP at a price of $25.25 per share for the first offering period ending in 2015 and $15.71 per share for the second offering period ending in 2015 for total cash proceeds of $5.3 million.
Stock-Based Compensation
Stock-based compensation expense of $17.9 million, $11.0 million and $6.1 million was recognized for the years ended December 31, 2015, 2014 and 2013, respectively. Income tax benefit of $5.7 million, $2.0 million and $4.4 million was recognized relating to stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. The actual tax benefit realized from stock options exercised was $19.6 million, $13.5 million and $19.9 million for 2015, 2014 and 2013, respectively.
The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Assumptions	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.08	6.05	6.04
Expected volatility	39%	58%	48%
Risk-free interest rate	1.73%	1.80%	1.26%
Expected dividend yield	0%	0%	0%

ESPP Assumptions	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	0.50	0.50	n/a
Expected volatility	34-76%	33-58%	n/a
Risk-free interest rate	0.07-0.33%	0.06-0.07%	n/a
Expected dividend yield	0%	0%	n/a

Stock-based compensation expense for stock-based awards made to the Company’s employees pursuant to the equity plans was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of providing services	$4,244	$2,658	$1,193
Sales and marketing	4,490	2,755	1,284
General and administrative	7,501	4,517	3,220
Systems development and programming costs	1,688	1,030	416
	$17,923	$10,960	$6,113
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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator (basic)
Net income	$31,695	$15,497	$13,147
Less net income allocated to participating securities	—	(2,224)	(9,926)
Net income attributable to common stock	$31,695	$13,273	$3,221
Denominator (basic)
Weighted average shares of common stock outstanding	70,228	56,161	12,353
Basic EPS	$0.45	$0.24	$0.26
Numerator (diluted)
Net income	$31,695	$15,497	$13,147
Less net income allocated to participating securities	—	(2,114)	(9,303)
Net income attributable to common stock	$31,695	$13,383	$3,844
Denominator (diluted)
Weighted average shares of common stock	70,228	56,161	12,353
Dilutive effect of stock options and restricted stock units	2,390	3,406	3,379
Weighted average shares of common stock outstanding	72,618	59,567	15,732
Diluted EPS	$0.44	$0.22	$0.24

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1,004	526	1,389
Special Dividend
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
As a result of the December 2013 special dividend and in accordance with the provisions of the 2009 Plan, the Company adjusted the exercise prices on all outstanding options downward by $0.88, exactly equal to the amount of the dividend, except in three instances in which: i) the exercise price was lower than $1.38, ii) the holder of the incentive stock option under the 2009 Plan did not consent to the adjustment when consent was required, or iii) the incentive stock option was under the 2000 Plan. For options that were priced lower than $2.75, the Company adjusted the exercise price to $0.50.
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
On June 29, 2015, the Board of Directors approved a $50.0 million incremental increase to the Company’s stock repurchase program. During the year ended December 31, 2015, the Company repurchased 1,895,625 shares of outstanding common stock for $48.4 million. Accordingly, as of December 31, 2015, a total of approximately $31.6 million remained available for further repurchases of the Company’s common stock under the Company’s stock repurchase program.
Stock Split
On March 7, 2014, the Company’s board of directors and stockholders approved and effected an amendment to the amended and restated certificate of incorporation providing for a 2-for-1 stock split of the outstanding common stock, which has been retroactively adjusted for all periods presented.

NOTE 10. 401(k) PLAN
Under the Company’s 401(k) plan, corporate participants may direct the investment of contributions to their accounts among certain investments. The Company matches individual employee 401(k) plan contributions at the rate of $0.50 for every dollar contributed by employees subject to a cap. The Company recorded matching contributions to the 401(k) plan of $4.6 million, $3.5 million, and $2.7 million during the years ended December 31, 2015, 2014, and 2013, respectively, which are reflected in various operating expense lines within the accompanying consolidated statements of operations.
The Company also maintains a multiple employer defined contribution plan, which covers WSEs for client companies electing to participate in the plan and for its internal staff employees. The Company contributes, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.

NOTE 11. INCOME TAXES
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

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating losses (federal and state)	$2,508	$2,996
Accrued expenses	9,908	9,381
Accrued workers compensation costs	18,823	13,964
Stock-based compensation	4,643	2,508
Tax benefits relating to uncertain positions	29	20
Tax credits (federal and state)	6,272	9,865
Other	113	354
Total	42,296	39,088
Valuation allowance	(5,276)	(6,945)
Total deferred tax assets	37,020	32,143
Deferred tax liabilities:
Depreciation and amortization	(3,277)	(10,643)
Deferred service revenues	(85,263)	(77,827)
Prepaid health plan expenses	(3,121)	(2,202)
Total deferred tax liabilities	(91,661)	(90,672)
Net non-current deferred tax liabilities	$(54,641)	$(58,529)
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The Company elected to early adopt and retrospectively apply the provisions of the amendment which resulted in reclassification of the previously reported current deferred tax liability of $65.7 million and noncurrent deferred tax asset of $7.2 million to net against the noncurrent deferred tax liability for a total noncurrent deferred tax liability of $58.5 million for 2014.
The deferred tax assets and liabilities presented above are classified in the accompanying consolidated balance sheets as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net current deferred tax liabilities	$—	$—
Net non-current deferred tax liabilities	(54,641)	(58,529)
Net current deferred tax assets	—	—
Net non-current deferred tax assets	—	—
Net deferred tax liabilities	$(54,641)	$(58,529)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$9,189	$(31,111)	$11,319
Foreign	378	230	217
State	3,794	4,618	3,081
	13,361	(26,263)	14,617
Deferred:
Federal	11,528	38,297	(5,659)
Foreign	(24)	—	—
State	320	2,951	(1,344)
Revaluation due to state legislative changes	3,130	2,594	323
	14,954	43,842	(6,680)
	$28,315	$17,579	$7,937
The U.S. federal statutory income tax rate reconciled to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	6.6	3.8	3.8
Tax rate change	5.2	7.8	1.5
Nondeductible transaction costs	—	0.9	—
Nondeductible meals, entertainment and penalties	3.3	4.3	4.1
Stock-based compensation	1.3	4.5	(0.1)
Uncertain tax positions	0.2	0.8	(2.3)
Tax credits	(2.2)	(3.6)	(4.3)
Other	(2.2)	(0.3)	(0.1)
	47.20%	53.20%	37.60%
Our effective income tax rate decreased from 53.2% for 2014 to 47.2% for 2015. The decrease is primarily due to disqualifying dispositions on previously non-deductible stock-based compensation and tax credits offset in part by increased state taxes of 2.8% due to state legislative changes. Revaluation of deferred taxes due to state legislative changes resulted in discrete tax expense representing 5.2%, 7.8% and 1.5% of the effective tax rate for the years ended December 31, 2015, 2014 and 2013, respectively. The benefit in other tax expense of 2.2% is primarily attributable to adjustments to state net operating losses resulting from state legislative changes.
The Company records a valuation allowance to reduce reported deferred tax assets if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recorded a valuation allowance of $0.6 million and $1.9 million as of December 31, 2015 and 2014, respectively, related to certain federal and state net operating loss carryforwards that may not be utilized prior to expiration. The Company has federal and multiple state net operating loss carryforwards of approximately $0.1 million and $60.8 million, respectively, as of December 31, 2015. The federal net operating loss carryforward will begin expiring in 2031 and the state net operating loss carryforward will begin expiring in 2016. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. As of December 31, 2015, the Company has determined that a portion of its state net operating losses in the amount of $2.7 million, will expire because of the annual limitation.
The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The gross amount of unrealized net operating loss carryforwards for state resulting from stock option exercises was $14.1 million at December 31, 2015. When realized, excess windfall tax benefits are credited to additional paid-in capital. The provision for income taxes for the year ended December 31, 2015 included $20.7 million of excess tax benefit resulting from stock option exercises and net operating loss carryforward utilization. The Company follows the tax law ordering method to determine when such net operating loss carryforwards have been realized.
The Company has $6.5 million (net of federal benefit) state tax credit carryforwards available that will begin expiring in 2021, which are partially offset by a valuation allowance of $4.7 million and $5.0 million as of December 31, 2015 and 2014, respectively. Provision for income taxes for the years ended December 31, 2015 and 2014 included a tax benefit from operating loss carryforwards of $3.9 million and $24.3 million, respectively. The valuation allowance decreased by $1.7 million as of December 31, 2015. The valuation allowance increased by $1.8 million and $3.7 million as of December 31, 2014 and 2013, respectively.
The Company is subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. The Company is not subject to any material income tax examinations in federal or state jurisdictions for tax years beginning prior to January 1, 2011. The Company paid Notices of Proposed Assessments disallowing employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. The Company plans to exhaust all administrative efforts to resolve this matter, however, it is likely that the matter will ultimately be resolved through litigation. With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail. Therefore, no reserve has been recognized related to this matter.
As of December 31, 2015 and 2014, the total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $3.3 million and $3.2 million, respectively. As of December 31, 2015, the amount of the total unrecognized tax benefits for which it was reasonably possible such benefits could settle within the next year was de minimis.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits at January 1	$2,471	$2,300	$2,710
Additions for tax positions of prior periods	—	25	—
Additions for tax positions of current period	167	182	286
Reductions for tax positions of prior period:
Settlements with taxing authorities	—	—	(406)
Lapse of applicable statute of limitations	—	—	(290)
Adjustments to tax positions	(20)	(36)	—
Unrecognized tax benefits at December 31	$2,618	$2,471	$2,300
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2015 and December 31, 2014, the total amount of gross interest and penalties accrued was $0.8 million and $0.8 million, respectively. In connection with tax matters, the Company recognized de minimis interest and penalty expense related to its uncertain tax positions as a component of income tax expense in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has not provided for U.S. federal income and foreign withholding taxes on its Canadian subsidiary’s undistributed earnings of $2.6 million as of December 31, 2015, because the Company intends to reinvest such earnings indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determining the unrecognized deferred tax liability related to the Company's investment in its Canadian subsidiary that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings and other basis differences in operations outside the U.S.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The schedule of minimum future rental payments under non-cancelable operating and capital leases having initial terms in excess of one year at December 31, 2015, is as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2016	$82	$11,882
2017	80	10,466
2018	65	9,606
2019	41	8,119
2020	—	7,643
Thereafter	—	2,607
Minimum lease payments	268	$50,323
Less current portion of minimum lease payments	(37)
Less interest	(115)
Long term portion of capital leases	$116
The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $12.9 million, $11.9 million and $9.9 million, respectively. Sublease income to be received under non-cancelable subleases for the years ending December 31, 2016 and 2017, is $0.3 million and de minimis, respectively.
Operating Covenants
To meet various states’ licensing requirements and maintain accreditation by the Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of December 31, 2015 and 2014, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.
Contingencies
On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities and Exchange Act of 1934 in the United States District Court for the Northern District of California.  The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive.  The name of the case is Welgus v. TriNet Group, Inc. et al., Case No. 3:15-cv-03625.  No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff.  On February 1, 2016, Mr. Welgus filed an amended complaint.  The defendants named in the case are the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  The amended complaint generally alleges that the Company caused damage to stockholders of the Company by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims.  Under a stipulated briefing schedule approved by the Court, the Company intends to move to dismiss the amended complaint no later than April 11, 2016.  The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.

The Company is and, from time to time, has been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of its business, including disputes with its clients or various class action, collective action, representative action and other proceedings arising from the nature of its co-employment relationship with its clients and WSEs in which the Company is named as a defendant. In addition, due to the nature of the Company’s co-employment relationship with its clients and WSEs, the Company could be subject to liability for federal and state law violations, even if the Company does not participate in such violations. While the Company’s agreements with its clients contain indemnification provisions related to the conduct of its clients, the Company may not be able to avail itself of such provisions in every instance.
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

NOTE 13. RELATED PARTY TRANSACTIONS
The Company enters into sales and purchases agreements with various companies that have a relationship with the Company’s executive officers or members of the Company’s board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company’s executive officer or board member is a member of the customer / vendor company’s board of directors. The Company has received $6.1 million, $3.9 million, and $3.2 million in gross revenue from related parties during the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has entered into various software license agreements with Oracle Corporation. H. Raymond Bingham, who is the Chairman of the Board of the Company, is also a director of Oracle Corporation. The Company paid Oracle Corporation $4.1 million, $5.9 million, and $4.7 million during the years ended December 31, 2015, 2014 and 2013, for services it received, respectively.
Additionally, the company has entered into indemnity agreements with the directors and officers that provide, among other things, that TriNet will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of TriNet, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

NOTE 14. RESTRUCTURING COSTS
In 2011, the Company conducted reductions in force affecting approximately 11% of its workforce. The restructuring costs consist of severance and placement costs, lease termination costs and other exit costs. The activity and balance of the restructuring liability account excluding impairment charges is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$644	$1,374	$2,200
Provision	—	—	—
Change in estimate	—	—	—
Payments	(644)	(730)	(826)
Ending Balance	$—	$644	$1,374

The restructuring liability account was included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2014.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	March 31	June 30	September 30		December 31
2015
Total revenues	$625,578	$640,007	$668,008		$725,695
Insurance costs	$483,203	$517,994	$534,481		$576,698
Operating income	$31,041	$5,985	$11,682		$29,609
Net income (loss)	$15,811	$(1,308)	$3,097		$14,095
Basic net income (loss) per share	$0.23	$(0.02)	$0.04		$0.20
Diluted net income (loss) per share	$0.22	$(0.02)	$0.04		$0.20
2014
Total revenues	$508,912	$525,006	$555,951		$603,662
Insurance costs	$381,157	$400,195	$428,184		$476,779
Operating income	$25,277	$20,029	$21,246		$20,239
Net income	$1,540	$6,221	$725	(1)	$7,011
Basic net income per share	$0.03	$0.09	$0.01		$0.10
Diluted net income per share	$0.03	$0.09	$0.01		$0.10

(1)    Included in the results of the third quarter of 2014 is the write-off of debt issuance costs and pre-payment premium as a result of the Company’s amended and restated first lien credit facility. Please read Note 8, “Notes Payable and Borrowings Under Capital Leases,” for additional information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting described below.
However, giving full consideration to these weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (GAAP), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with appropriate authorizations; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting as of December 31, 2015 was not effective due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report dated March [15], 2016, which is included in this Annual Report on Form 10-K.

Ineffective information technology (IT) general controls
Our management determined that several control deficiencies aggregating to a material weakness exist related to the design and operating effectiveness of our IT general controls (ITGCs) for certain of our key information systems, including our enterprise resource planning (ERP) systems and payroll systems, that are relevant to the preparation of our consolidated financial statements and system of internal control over financial reporting. In addition, these deficiencies also impact the ability to rely on related interfaces, application controls and reports generated by the systems with ineffective ITGCs. The ineffective design and operation of our ITGCs impacts all of our significant financial statement accounts and disclosures. The deficiencies related to the design and operating effectiveness of our ITGCs fell into the three main categories listed below:

•	Computer Operations

Design and operating effectiveness of our system of controls related to the monitoring of batch processing and system interfaces to ensure the completeness and accuracy of data movement involving our ERP system and certain payroll systems that process revenue transactions were identified as having deficiencies.

•	Access Controls

Design and operating effectiveness of our controls to ensure that access to applications and data were adequately restricted to appropriate personnel were identified as having deficiencies. These deficiencies impact a number of our systems that process internal and revenue-generating payroll transactions, fixed assets, stock option and restricted stock unit information, procurement authorizations, insurance expenses, insurance reserves and payroll taxes.

•	Change Management

Design and operating effectiveness of controls to monitor program change management procedures, including monitoring the activities of individuals who have authority and have been granted access to make changes to programs, were identified as having deficiencies. These deficiencies impacted systems that process procurement authorizations and accumulate claims data that is utilized to estimate worker’s compensation liabilities.
Ineffective control environment and risk assessment
Our management determined that a material weakness exists due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our structure, internal control, and financial reporting requirements. Additionally, we did not have an adequate process in place to complete our testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.
Ineffective management review controls and controls over system-generated reports

Our management determined that several control deficiencies aggregating to a material weakness exist related to the design and operating effectiveness of our controls to ensure that key spreadsheets and system-generated reports were properly reviewed for completeness and accuracy. For certain management review controls, controls verifying the accuracy of underlying data used to perform these reviews were not performed or adequately documented. In addition, certain management review controls were not performed at a sufficiently precise level to identify errors that could aggregate to a material misstatement of the financial statements. These deficiencies impact substantially all of our significant financial statement accounts.
Ineffective controls over payroll operations
Our management determined that several control deficiencies aggregating to a material weakness exist related to the design and operating effectiveness of our controls over the accuracy of certain information that we manually input into the payroll systems and that is used in the processing of payroll for customers. Manually input information includes contractual terms, bill rates, benefit elections and other wage data. Controls identified to prevent or detect inappropriate changes to payroll information and resolve payroll processing errors were not effectively designed to detect material errors. Additionally, management identified deficiencies related to the design and operating effectiveness of controls over the reconciliation of benefit enrollment data between the Company’s payroll systems and the insurance carriers’ records. The deficiencies impact amounts recorded as professional and insurance service revenues, operating expenses, accrued corporate wages, and worksite employee related assets and liabilities.

Ineffective controls over health and workers compensation liabilities and related expenses
Our management determined that several control deficiencies aggregating to a material weakness exist related to the design and operating effectiveness of our controls to validate the completeness and accuracy of data utilized in calculating health and workers compensation liabilities and related expenses, including premium expenses and administrative fees. Data utilized includes enrollment counts, cost rates, wage data, claim counts and incurred and paid claim amounts. Certain reconciliations of claim payments per the Company’s actuarial analyses to actual amounts paid were not operating effectively. Additionally, controls over the review of health premium expenses did not operate at a level of precision that would detect material errors. These deficiencies impact insurance costs, workers compensation receivables, workers compensation liabilities, and worksite employee related assets and liabilities.
Ineffective controls over validating accuracy of payroll tax liabilities
Our management determined that several control deficiencies aggregating to a material weakness exist related to the design and operating effectiveness of our controls to validate the accuracy and completeness of tax rates input into our payroll systems, including reconciliation to the general ledger of the payroll taxes payable account at a sufficient level of detail. In addition, due to the ineffective ITGCs over the system that calculates payroll tax withholdings, compensating controls identified are not sufficiently precise to prevent or detect errors in the amounts recorded as payroll tax liabilities for internal employees and WSEs.
Ineffective authorization controls over procurement processes
Our management determined that a material weakness exists related to the design and operating effectiveness of our controls over the initial set up and changes to designated approvers over corporate purchases, including purchasing card limits, expense reimbursements or approving new vendors added to the procurement system.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
TriNet Group, Inc. and Subsidiaries

We have audited TriNet Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). TriNet Group, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified in the following categories and included in management’s assessment:

•	Ineffective information technology (IT) general controls

•	Ineffective control environment and risk assessment

•	Ineffective management review controls and controls over system-generated reports

•	Ineffective controls over payroll operations

•	Ineffective controls over health and workers compensation liabilities and related expenses

•	Ineffective controls over validating accuracy of payroll tax liabilities

•	Ineffective authorization controls over procurement processes
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 31, 2016 which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, TriNet Group, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
/s/ Ernst & Young LLP
San Francisco, California
March 31, 2016

Additional Analyses and Procedures and Remediation Plan
As a result of the material weaknesses described above, we performed additional analyses and other procedures in order to prepare the financial statements included in this Annual Report on Form 10-K. While the material weaknesses described above create a reasonable possibility that an error in financial reporting may go undetected, after extensive review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.
In addition, we are taking specific steps, as further described below, to remediate the material weaknesses identified by management and described in greater detail in the preceding section. Although we intend to complete the remediation process with respect to these material weaknesses as quickly as possible, we cannot at this time estimate how long it will take, and our remediation plan may not prove to be successful.
With respect to the remediation of our ineffective IT general controls, we are taking a number of steps, which include, but are not limited to:

•	designing, adopting or implementing IT governance policies, procedures and general controls across all technology platforms;

•	improving the design and operation of control activities and procedures associated with monitoring of batch processing and system interfaces to ensure the completeness and accuracy of data movement;

•	establishing a more comprehensive review and approval process for authorizing user access to IT systems , including both preventive and detective control activities;

•
improving the design and operation of program change management control activities such as change management control setting configurations across the affected IT systems, including tracking of access and history of change; and

•	augmenting and hiring additional IT resources and professionals.
We are also working to integrate our technology platforms and ERP systems to reduce the number of redundant business processes. For example, we completed the integration of our Ambrose technology platform as of February 29, 2016 and we currently expect to complete the integration of our Accord technology platform by the end of 2016.
With respect to the remediation in other areas, we are taking a number of steps, which include, but are not limited to:

•
defining and assessing the control deficiency for each of the material weaknesses to ensure a thorough understanding of the “as-is” state, identify relevant process owners, and define and address gaps in the control deficiency;

•
designing and evaluating a remediation plan for each of the material weaknesses to validate or improve the related policy and procedures, assess and improve skills of the process owners with regards to the policy and make necessary adjustments as required;

•	implementing the remediation plan for each of the material weaknesses and training process owners, evaluating process adoption and monitoring results;

•	testing and measuring the design and effectiveness of the remediation plan, and the updated controls;

•	management review and acceptance of the remediation effort; and

•	augmenting and hiring additional accounting, actuarial, finance and internal audit resources and professionals.
We believe that the foregoing efforts will effectively remediate the material weaknesses identified above. Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. As noted above, although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. Accordingly, until these weaknesses are remediated, we plan to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting
Other than the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of the report:
(1) The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.
(2) Financial statement schedules.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Credited/		Charges	Balance at
	Beginning of	Charged to	Balance	Utilized/	End of
(in thousands)	Period	Net Income	Acquired	Write-Offs	Period
Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2015	$388	$2,085	$—	$(1,315)	$1,158
Year ended December 31, 2014	$865	$947	$—	$(1,424)	$388
Year ended December 31, 2013	$819	$839	$—	$(793)	$865
Tax Valuation Allowance
Year ended December 31, 2015	$6,945	$—	$—	$(1,669)	$5,276
Year ended December 31, 2014	$5,194	$1,751	$—	$—	$6,945
Year ended December 31, 2013	$1,547	$2,451	$1,196	$—	$5,194

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 31st day of March, 2016.

TRINET GROUP, INC.

Date: March 31, 2016	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Burton M. Goldfield, William Porter and Brady Mickelsen, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. GOLDFIELD	Chief Executive Officer (principal executive officer)	March 31, 2016
Burton M. Goldfield

/s/ WILLIAM PORTER	Chief Financial Officer (principal financial and accounting officer)	March 31, 2016
William Porter

/s/ Katherine August-deWilde	Director	March 31, 2016
Katherine August-deWilde

/s/ Martin Babinec	Director	March 31, 2016
Martin Babinec

/s/ H. Raymond Bingham	Director	March 31, 2016
H. Raymond Bingham

/s/ Paul Chamberlain	Director	March 31, 2016
Paul Chamberlain

/s/ Kenneth Goldman	Director	March 31, 2016
Kenneth Goldman

/s/ David C. Hodgson	Director	March 31, 2016
David C. Hodgson

/s/ John H. Kispert	Director	March 31, 2016
John H. Kispert

/s/ Wayne B. Lowell	Director	March 31, 2016
Wayne B. Lowell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

2.1	Equity Purchase Agreement by and among TriNet Group, Inc., Ambrose Employer Group, LLC and Gregory Slamowitz, John Iorillo and Marc Dwek, dated July 1, 2013.	S-1	333-192465	2.1	11/21/2013

2.2	Agreement and Plan of Merger by and among TriNet Group, Inc., Champ Acquisition Corporation, SOI Holdings, Inc. and SOI Stockholder Representative, LLC, dated August 24, 2012.	S-1	333-192465	2.2	11/21/2013

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Amended and Restated Registration Rights Agreement, by and among TriNet Group, Inc., GA TriNet LLC and HR Acquisitions, LLC, dated June 1, 2009.	S-1	333-192465	4.2	11/21/2013

10.1*	Amended and Restated 2000 Equity Incentive Plan.	S-1	333-192465	10.1	11/21/2013

10.2*	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2000 Equity Incentive Plan.	S-1	333-192465	10.2	11/21/2013

10.3*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.X	5/8/2015

10.5*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.6	3/4/2014

10.7*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.8*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.9*	Amended and Restated Non-Employee Director Compensation Policy.	DEF 14A	001-36373	N/A	4/2/2015

10.10*	Severance Benefit Plan.					X

10.11*	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.12*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.13*	Letter Agreement, dated June 22, 2015, between Gregory Hammond and TriNet Group, Inc.	10-Q	001-36373	10.1	8/6/2015

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.14*	Employment Agreement, dated November 9, 2009, between Gregory Hammond and TriNet Group, Inc.	S-1/A	333-192465	10.10	2/13/2014

10.15*	Employment Agreement, dated August 23, 2010, between William Porter and TriNet Group, Inc.	S-1/A	333-192465	10.11	2/13/2014

10.16*	Employment Agreement, dated March 5, 2012, between John Turner and TriNet Group, Inc.	S-1/A	333-192465	10.12	2/13/2014

10.17*	Employment Agreement, dated May 8, 2015, between Brady Mickelsen and TriNet Group, Inc.	10-Q	001-36373	10.2	08/06/2015

10.18*	Amended and Restated First Lien Credit Agreement, dated as of August 20, 2013, as amended and restated as of July 9, 2014, among TriNet HR Corporation, as borrower, TriNet Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36373	10.1	7/10/2014

10.19	Creekside Plaza Office Lease between Creekside Associates, LLC and TriNet Group, Inc., dated April 24, 2001.	S-1	333-192465	10.15	11/21/2013

10.20	First Amendment to Creekside Plaza Office Lease between Creekside Associates, LLC and TriNet Group, Inc., dated June 21, 2012.	S-1	333-192465	10.16	11/21/2013

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Constitutes a management contract or compensatory plan or arrangement.
**
Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.