Form 10-Q
period 2016-03-31
TRINET GROUP INC
filed 2016-05-04
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, the registrant had 70,699,901 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$195,938	$166,178
Restricted cash	14,563	14,557
Prepaid income taxes	—	4,105
Prepaid expenses	9,457	8,579
Other current assets	1,638	1,359
Worksite employee related assets	1,026,823	1,373,386
Total current assets	1,248,419	1,568,164
Workers compensation receivable	36,892	29,204
Restricted cash and investments	103,502	101,806
Property and equipment, net	41,879	37,844
Goodwill	289,207	289,207
Other intangible assets, net	42,092	46,772
Other assets	19,565	19,452
Total assets	$1,781,556	$2,092,449
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,106	$12,904
Accrued corporate wages	24,106	28,963
Income taxes payable	3,097	—
Current portion of notes payable and borrowings under capital leases	35,358	32,970
Other current liabilities	12,492	11,402
Worksite employee related liabilities	1,022,458	1,369,497
Total current liabilities	1,117,617	1,455,736
Notes payable and borrowings under capital leases, less current portion	454,107	460,965
Workers compensation liabilities	119,900	105,481
Deferred income taxes	54,773	54,641
Other liabilities	8,417	7,545
Total liabilities	$1,754,814	$2,084,368
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 70,718,423 and 70,371,425 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	501,786	494,397
Accumulated deficit	(474,674)	(485,595)
Accumulated other comprehensive loss	(370)	(721)
Total stockholders’ equity	26,742	8,081
Total liabilities and stockholders’ equity	$1,781,556	$2,092,449
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Professional service revenues	$112,403	$97,016
Insurance service revenues	620,536	528,562
Total revenues	732,939	625,578
Costs and operating expenses:
Insurance costs	569,689	483,203
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	45,705	36,370
Sales and marketing	48,708	37,624
General and administrative	27,650	15,464
Systems development and programming costs	6,389	7,225
Amortization of intangible assets	4,980	11,217
Depreciation	3,916	3,434
Total costs and operating expenses	707,037	594,537
Operating income	25,902	31,041
Other income (expense):
Interest expense and bank fees	(5,042)	(5,204)
Other, net	(42)	450
Income before provision for income taxes	20,818	26,287
Provision for income taxes	9,241	10,476
Net income	$11,577	$15,811
Net income per share:
Basic	$0.16	$0.23
Diluted	$0.16	$0.22
Weighted average shares:
Basic	70,521,066	70,198,184
Diluted	71,745,753	73,350,219

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$11,577	$15,811
Other comprehensive income (loss), net of tax
Unrealized gains on investments	191	37
Foreign currency translation adjustments	160	(136)
Total other comprehensive (loss), net of tax	351	(99)
Comprehensive income	$11,928	$15,712

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$11,577	$15,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,746	14,653
Stock-based compensation	7,397	3,920
Excess tax (benefit) deficiency from equity incentive plan activity	467	(12,853)
Changes in operating assets and liabilities:
Restricted cash and investments	(3,202)	(4,520)
Prepaid expenses and other current assets	(1,157)	(2,181)
Workers compensation receivables	(7,688)	(22,100)
Other assets	(312)	(13,259)
Accounts payable	6,111	(1,352)
Income taxes payable/receivable	6,735	29,153
Other current liabilities	(2,505)	(211)
Other liabilities	15,205	8,319
Worksite employee related assets	346,563	712,517
Worksite employee related liabilities	(347,039)	(714,570)
Net cash provided by operating activities	40,898	13,327
Investing activities
Acquisitions of businesses	(300)	—
Maturity of debt securities	1,500	—
Purchase of property and equipment	(6,807)	(3,853)
Net cash used in investing activities	(5,607)	(3,853)
Financing activities
Proceeds from issuance of common stock on exercised options	504	3,199
Excess tax benefit (deficiency) from equity incentive plan activity	(467)	12,853
Repayment of notes payable	(5,062)	(30,125)
Repayments under capital leases	(10)	(180)
Repurchase of common stock	—	(25,016)
Awards effectively repurchased for required employee withholding taxes	(656)	(9)
Net cash used in financing activities	(5,691)	(39,278)
Effect of exchange rate changes on cash and cash equivalents	160	(136)
Net increase (decrease) in cash and cash equivalents	29,760	(29,940)
Cash and cash equivalents at beginning of period	166,178	134,341
Cash and cash equivalents at end of period	$195,938	$104,401

Supplemental disclosures of cash flow information
Cash paid for interest	$4,083	$3,872
Cash paid for income taxes, net	2,572	(4,357)
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	1,435	1,034
Allowance for tenant improvements	—	791
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (the Company or TriNet), a Delaware corporation incorporated in January 2000, provides comprehensive human resources, or HR, solutions for small to midsize businesses, or SMBs, across a number of industries under a co-employment model. The Company’s HR solutions are designed to manage an increasingly complex set of HR regulations, costs, risks and responsibilities for its clients, allowing them to focus on operating and growing their core businesses. These HR solutions include offerings, such as multi-state payroll processing and tax administration, employee benefits programs (including health insurance and retirement plans), workers compensation insurance and claims management, federal, state and local labor, employment and benefit law compliance, risk mitigation, expense and time management, human capital consulting and other services.
TriNet’s proprietary, cloud-based HR software systems are used by its clients and their employees, whom the Company refers to as worksite employees, or WSEs, to store and manage their core HR-related information and conduct a variety of HR-related transactions. In addition, TriNet’s teams of in-house HR professionals also provide additional services upon request to support various stages of TriNet clients' growth, including talent management, recruiting and training, performance management consulting or other consulting services.
TriNet’s clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. TriNet’s sales and marketing, client services and product development teams are increasingly focused on specific industry verticals. This verticalized approach helps gives us a better understanding of the HR needs facing SMBs in particular industries, which we believe helps us provide HR solutions and services tailored to the specific needs of clients in these verticals.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies described in such Annual Report that have had a material impact on its consolidated financial statements and related notes. All intercompany accounts and transactions have been eliminated in consolidation.
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
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. Certain prior period amounts in the consolidated balance sheet, consolidated statement of cash flows, Note 3 and

Note 5 have been reclassified to conform to the current presentation. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
Seasonality and Insurance Variability
The Company's business is affected by cyclicality in business activity and WSE behavior. Historically, the Company has experienced its highest monthly addition of WSEs, as well as its highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, the Company experiences higher levels of client attrition in connection with renewals of the health insurance TriNet sponsors for its WSEs, in the event that such renewals result in higher costs to its clients. The Company has also historically experienced higher insurance claim volumes in the second and third quarters of the year than in the first and fourth quarters, as WSEs typically access their health care providers more often in the second and third quarters, which has negatively impacted the Company's insurance costs in these quarters. The Company has also experienced variability on a quarterly basis in the amount of our health and workers compensation insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop which would make it more difficult for the Company to manage its business.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates include, but are not limited to, allowances for accounts receivable, workers compensation-related reserve estimates, health plan reserve estimates, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Such estimates are based on historical experience and on various other assumptions that Company management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board, or (FASB), issued Accounting Standards Update (ASU) 2016-09—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30), and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The Company adopted these ASUs as of March 31, 2016. The adoption of the ASUs resulted in a reclassification of unamortized debt issuance costs of $5.2 million and $5.8 million from deferred loan costs and other assets to notes payable as of March 31, 2016 and December 31, 2015, respectively. Unamortized debt issuance costs related to the Company’s Revolving Credit Facility remain classified as an asset in the accompanying consolidated balance sheets. The adoption of this guidance did not have any impact on the Company’s consolidated statements of operations, comprehensive income or cash flows.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March and April 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and 2016-10 Identifying Performance Obligations and Licensing,

respectively, providing further clarification to be considered when implementing ASU 2014-19. The Company has not yet selected a method of adoption and is currently evaluating the effect that the amendments will have on the consolidated financial statements.
NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES
The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	March 31, 2016	December 31, 2015
Worksite employee-related assets:
Restricted cash	$103,503	$92,917
Restricted investments	2,969	3,819
Payroll funds collected	655,607	859,322
Unbilled revenue, net of advance collections of $165,766 and $11,875 at March 31, 2016 and December 31, 2015, respectively	237,760	213,837
Accounts receivable, net of allowance for doubtful accounts of $577 and $1,158 at March 31, 2016 and December 31, 2015, respectively	10,380	5,060
Prepaid health plan expenses	8,131	8,088
Refundable workers compensation premiums	2,234	2,428
Prepaid workers compensation expenses	2,006	744
Other payroll assets	4,233	187,171
Total worksite employee-related assets	$1,026,823	$1,373,386
Worksite employee-related liabilities:
Unbilled wages accrual	$374,675	$202,396
Payroll taxes payable	366,902	883,608
Health benefits payable	126,957	128,028
Customer prepayments	56,722	57,758
Workers compensation payable	61,100	66,174
Other payroll deductions	36,102	31,533
Total worksite employee-related liabilities	$1,022,458	$1,369,497
Other payroll assets and payroll taxes payable above include a receivable due from one client at December 31, 2015 for $181 million related to an end of year payroll tax liability for which funding was received in January 2016.
Payroll taxes payable, workers compensation payable and health benefits payable also include the related amounts of approximately 2,500 Company employees.
NOTE 3. WORKERS COMPENSATION
The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees, including programs where either the Company or the carrier retains custody of claim deposits paid by the Company. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence. In cases where the carrier retains custody of claim deposits, any excess deposits held by the carrier can be returned to the Company over time, based on terms defined within the respective agreements.

The following summarizes the activities in the balance sheet for unpaid claims and claims adjustment expenses within workers compensation assets and liabilities (in thousands):

	Three months ended March 31, 2016	Year ended December 31, 2015

Liability for unpaid claims and claims adjustment at beginning of period	$190,102	$148,034
Incurred related to:
Current year	22,774	89,137
Prior years	5,263	26,391
Total incurred	28,037	115,528
Paid related to:
Current year	(711)	(16,376)
Prior years	(17,276)	(57,084)
Total paid	(17,987)	(73,460)

Liability for unpaid claims and claims adjustment at end of period	$200,152	$190,102

Assets held by third parties to cover claim liabilities	(67,807)	(58,522)
Workers compensation premiums and other liabilities	16,000	9,455
Other workers compensation assets	(6,471)	(1,012)
Total net workers compensation liabilities	$141,874	$140,023

Location on Consolidated Balance Sheet:
Workers compensation liabilities
Current portion included in worksite employee-related liability	$61,100	$66,174
Long term portion	119,900	105,481
Total	$181,000	$171,655

Workers compensation receivables
Current portion included in worksite employee-related asset	$2,234	$2,428
Long term portion	36,892	29,204
Total	$39,126	$31,632

Incurred claims related to prior years represent changes in estimates for ultimate losses on workers compensation claims.

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of March 31, 2016 and December 31, 2015, such restricted amounts of $57.0 million and $49.8 million, respectively, are included in restricted cash and restricted investments within WSE-related assets in the accompanying consolidated balance sheets. In addition, at March 31, 2016 and December 31, 2015, $103.5 million and $101.8 million, respectively, are presented as restricted long-term cash and investments. Assets held by third parties to cover claim liabilities represents prefunded claim obligations paid to carriers in excess of estimated total claim liabilities, which will be applied to incurred claims. The funds remain restricted until the plan year to which they relate are settled.

NOTE 4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The Company’s noncurrent restricted cash and investments include $62.7 million of available-for-sale marketable securities and $40.8 million of cash collateral at March 31, 2016. The Company’s restricted investments within WSE-related assets include $2.3 million of certificates of deposit as of March 31, 2016. The available-for-sale marketable securities as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016:
U.S. treasuries	$62,706	$185	$—	$62,891
Mutual funds	500	8	—	508
Total investments	$63,206	$193	$—	$63,399
December 31, 2015:
U.S. treasuries	$64,226	$9	$(144)	$64,091
Mutual funds	500	4	—	504
Total investments	$64,726	$13	$(144)	$64,595

There were no realized gains or losses for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the contractual maturities of the U.S. treasuries were one to four years.
As of March 31, 2016, none of the Company’s U.S. treasuries were in an unrealized loss position. Unrealized losses are principally due to changes in interest rates. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The fair value of these securities in an unrealized loss position represented 0% and 81% of the total fair value of all securities available for sale as of March 31, 2016 and December 31, 2015, respectively. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.
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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
March 31, 2016:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	62,891	62,891	—	—
Mutual funds	508	508	—	—
Total	$65,718	$65,718	$—	$—
December 31, 2015:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	64,091	64,091	—	—
Mutual funds	504	504	—	—
Total	$66,914	$66,914	$—	$—

There were no transfers between Level I and Level II assets during the three months ended March 31, 2016 or the year ended December 31, 2015.
As of March 31, 2016 and December 31, 2015, certificates of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying consolidated balance sheets.
The carrying value of the Company’s financial instruments not measured at fair value, including cash and restricted cash, approximates fair value due to the relatively short maturity of such instruments. The fair value of these instruments would be categorized as Level II of the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level I.
At March 31, 2016 and December 31, 2015, the carrying value of the Company’s notes payable of $494.5 million and $499.6 million, respectively, approximated fair value. The estimated fair values of the Company’s notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.
NOTE 5. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES
The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	March 31, 2016	December 31, 2015
Notes payable under credit facility	$494,501	$499,563
Deferred loan costs	(5,178)	(5,781)
Capital leases	142	153
Less current portion	(35,358)	(32,970)
	$454,107	$460,965

In July 2014, the Company amended and restated its first lien credit facility pursuant to an amended and restated first lien credit agreement (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of tranche A term loans, (ii) $200 million principal amount of tranche B term loans, and (iii) a revolving credit facility of $75 million. The $75.0 million revolving credit facility includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of March 31, 2016. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.
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
The Company is permitted to make voluntary prepayments at any time without payment of a premium. The Company is required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the year ending December 31, 2015, 50% of its excess cash flow (subject to decrease to (x) 25% if its total leverage ratio as of the last day of the year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if the total leverage ratio as of the last day of the year is less than 3.00 to 1.0), provided that the Company may defer prepayments based on excess cash flow to the extent such payments would result in the working capital being less than $10 million (after giving effect to such prepayments). The Company reclassified from long-term debt to current $12.7 million at December 31, 2015 in anticipation of this prepayment.
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
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 and a maximum total leverage ratio, currently at 4.25 to 1.00. The Company was in compliance with these financial covenants under the credit facilities at March 31, 2016. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

NOTE 6: STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Non-employee directors are eligible to receive restricted stock units (RSUs) automatically at designated intervals over their period of continuous service on the Board. The 2009 Plan, as amended, provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019. On January 1, 2016, an additional 3,166,714 shares were automatically reserved for issuance under the amended 2009 Plan.
The exercise price per share of all incentive stock options granted under the 2000 Plan and the 2009 Plan must be at least equal to the fair market value of the shares at the date of grant as determined by the Board of Directors. Options generally have a maximum contractual term of 10 years. Incentive stock options granted at 110% of the fair market value to stockholders who have greater than 10% ownership have a maximum term of five years. Options granted to non-employee directors in connection with an initial election or appointment generally vest at the rate of 33% of the total options one year after the grant date and 1/36 of the total options granted monthly thereafter. All other options granted to non-employee directors generally vest 100% one year from grant date. Before 2015, options granted to employees generally vest over four years with 25% of the total options vesting a year after the grant date and then the remaining options vest in monthly equal installments for three years thereafter. Starting in 2015, the options granted to newly hired employees generally vest at a rate of 25% of the total options a year after the grant date and then 1/16 of the total options granted on the 15th day of the second month of each calendar quarter thereafter. Options granted to existing employees generally vest at a rate of 1/16 of the total options granted on the 15th day of the second month of each calendar quarter following the grant date.
The Company has granted RSUs to members of the Board of Directors, certain executives and employees. These RSUs represent rights to receive shares of the Company’s common stock on satisfaction of applicable vesting conditions. The fair value of RSUs is equal to the fair value of the Company’s common stock on the date of grant. RSUs granted to newly elected or appointed non-employee directors generally vest on the first anniversary of the Company’s most recent annual grants. RSUs granted to non-employee directors in connection with an annual grant generally vest 100% one year from the grant date. RSUs granted to newly hired employees generally vest at a rate of 25% of the total RSUs one year after the grant date and then 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter thereafter.  RSUs granted to existing employees generally vest at a rate of 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter following the grant date.
In March 2015, the Company granted performance-based restricted stock units (PSUs) to its executives intended to represent 33.3% of each executive’s annual long-term incentive compensation award value in 2015. These PSUs vest over three years based on the Company’s attainment of annual financial performance goals as well as the executive’s continued employment through each vesting date. The number of shares that ultimately vest each year will range from 0 to 200% of the annual target amount, based on the Company’s performance. Cumulative financial performance metrics and goals are established for these awards at the grant date and the tranche of each award related to that period’s performance goal is treated as a separate grant for accounting purposes. The financial performance metric established for the performance awards is cumulative annual growth rate in the Company’s net service revenues. These values are being recognized over the tranches’ 12-month, 24-month and 36-month service periods. The Company began recording stock-based compensation expense for these tranches in March 2015, when the financial performance goals were established.

Equity incentive plan activity for the three months ended March 31, 2016 is summarized as follows:

Equity Incentive Plan Activity	Shares Available for Grant
Balance at December 31, 2015	4,991,583
Authorized	3,166,714
Granted	(1,856,207)
Forfeited	241,205
Shares withheld for taxes and not issued	51,106
Balance at March 31, 2016	6,594,401
The following table summarizes stock option activity under the Company’s equity-based plans for the three months ended March 31, 2016:

Stock Options Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	4,446,149	$8.96	7.56	$52,108
Exercised	(190,608)	2.64
Forfeited	(145,213)	24.35
Balance at March 31, 2016	4,110,328	$8.71	7.31	$30,286

Exercisable at March 31, 2016	2,331,709	$6.67	6.97	$20,620
Vested and expected to vest at March 31, 2016	3,993,724	$8.53	7.29	$29,845
There were no stock options granted during the three months ended March 31, 2016. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2015 was $13.55 per share. The total fair value of options vested for the three months ended March 31, 2016 and March 31, 2015 was $2.0 million and $4.4 million, respectively.
The total intrinsic value of options exercised for the three months ended March 31, 2016 and March 31, 2015 was $2.2 million and $30.2 million, respectively. Cash received from options exercised during the three months ended March 31, 2016 and March 31, 2015 was $0.5 million and $3.2 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.
As of March 31, 2016, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $10.6 million and is expected to be recognized over a weighted-average period of 1.94 years.
The following table summarizes RSU activity under the Company’s equity-based plans for the three months ended March 31, 2016:

Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	956,687	$28.03
Granted	1,856,207	17.80
Vested	(207,496)	26.50
Forfeited	(72,118)	21.80
Nonvested at March 31, 2016	2,533,280	$20.84
The total grant date fair value of RSUs granted in the three months ended March 31, 2016 and March 31, 2015 was $33.0 million and $24.6 million, respectively. The total grant date fair value of RSUs vested in the three months ended March 31, 2016 and March 31, 2015 was $5.5 million and de minimis, respectively. As of March 31, 2016, unrecognized compensation expense, net of forfeitures, associated with the nonvested RSUs outstanding was $46.2 million, and is expected to be recognized over a weighted-average period of 3.28 years.

The following table summarizes PSU activity under the Company’s equity-based plans for the three months ended March 31, 2016:

Performance Based Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding units at December 31, 2015	173,286	$33.51
Forfeited	(23,874)	$33.51
Outstanding units at March 31, 2016	149,412	$33.51
As of March 31, 2016, there was $0.6 million of total unrecognized compensation expense, net of estimated forfeitures, associated with nonvested PSUs outstanding, which is expected to be recognized over a period of 1.75 years.
Employee Stock Purchase Plan
The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. On January 1, 2016, an additional 703,714 shares were automatically reserved for issuance under the ESPP. The purchase price is equal to the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods are six months in duration and will end on or about May 15 and November 15 of each year. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings.
Stock Repurchases
On June 29, 2015, the Board of Directors approved the repurchase of an additional $50.0 million of its outstanding common stock in the aggregate under the existing stock repurchase program. On February 29, 2016, the Board of Directors approved an additional $50.0 million incremental increase to its ongoing stock repurchase program. As of March 31, 2016, a total of approximately $81.6 million remained available for further repurchases of the Company’s common stock under the Company’s stock repurchase program.
Stock-Based Compensation
Stock-based compensation expense of $7.4 million and $3.9 million was recognized for the three months ended March 31, 2016 and 2015, respectively. Income tax benefit of $2.6 million and $1.2 million was recognized relating to stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. The tax benefit realized from stock options exercised was $2.0 million and $10.2 million for the three months ended March 31, 2016 and 2015, respectively.
The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Assumptions	Three Months Ended March 31,
	2016	2015
Expected term (in years)	N/A	6.08
Expected volatility	N/A	39%
Risk-free interest rate	N/A	1.74%
Expected dividend yield	N/A	0%

ESPP Assumptions	Three Months Ended March 31,
	2016	2015
Expected term (in years)	0.50	0.50
Expected volatility	76%	33%
Risk-free interest rate	0.33%	0.07%
Expected dividend yield	0%	0%

Stock-based compensation expense for stock-based awards made to the Company’s employees pursuant to the equity plans was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of providing services	$1,815	$758
Sales and marketing	1,985	917
General and administrative	2,974	2,021
Systems development and programming costs	623	224
	$7,397	$3,920

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income	$11,577	$15,811
Weighted average shares of common stock outstanding	70,521	70,198
Basic EPS	$0.16	$0.23
Net income	$11,577	$15,811
Weighted average shares of common stock	70,521	70,198
Dilutive effect of stock options and restricted stock units	1,225	3,152
Weighted average shares of common stock outstanding	71,746	73,350
Diluted EPS	$0.16	$0.22

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	3,396	522
NOTE 8. INCOME TAXES
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
The Company’s effective income tax rate was 44.4% and 39.9% for the three months ended March 31, 2016 and 2015, respectively. The increase is primarily due to an increase in state taxes resulting from state legislative changes enacted in the six months ended June 30, 2015 as well as a discrete benefit from disqualifying dispositions of previously non-deductible stock based compensation and a benefit from tax credits recorded in the three months ended March 31, 2015.
The Company is subject to taxation under the laws of the U.S. and various state and local jurisdictions, as well as Canada. The Company is not subject to any material income tax examinations by U.S. federal or state tax authorities for tax years beginning prior to January 1, 2011. The Company paid Notices of Proposed Assessments outstanding as of December 31, 2014 related to the disallowance of employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. The Company plans to exhaust all administrative efforts to resolve this matter, however, it is likely that the matter will ultimately be resolved through litigation.  With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail.  Therefore, no reserve has been recognized related to this matter.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended March 31, 2016 and 2015 was $3.8 million and $3.1 million, respectively.
Operating Covenants
To meet various states’ licensing requirements and maintain accreditation by the Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of March 31, 2016, the Company believes it has fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.
Contingencies
On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive. The name of the case is Welgus v. TriNet Group, Inc. et al., Case No. 3:15-cv-03625. No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff.  On February 1, 2016, Mr. Welgus filed an amended complaint.  The defendants named in the case are the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  Shortly before the scheduled date for the Company’s motion to dismiss the consolidated complaint, Mr. Welgus sought leave to further amend the consolidated complaint. The amended complaint was deemed filed by Mr. Welgus on April 1, 2016. The amended complaint expanded the class period to March 27, 2014 through February 29, 2016, and added as defendants the underwriters of the Company’s initial public offering and additional directors of the Company. The amended complaint generally alleges that the Company and other defendants caused damage to purchasers of the Company’s stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims.  Under a stipulated revised briefing schedule approved by the Court, the Company intends to move to dismiss the amended complaint no later than June 20, 2016. The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
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

NOTE 10. RELATED PARTY TRANSACTIONS
The Company enters into sales and purchases agreements with various companies that have a relationship with the Company’s executive officers or members of the Company’s board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company’s executive officer or board member is a member of the customer / vendor company’s board of directors. The Company has received $1.8 million and $1.4 million in gross revenue from related parties for the three months ended March 31, 2016 and 2015, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the Securities and Exchange Commission. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular we also encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included in our Annual Report on Form 10-K. Unless the context suggests otherwise, references to “TriNet,” the “Company,” “we,” “us” and “our” refer to TriNet Group, Inc. and, where appropriate, its subsidiaries.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those identified below and those discussed in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015. All information provided in this report is as of the date of this report and the company undertakes no duty to update this information except as required by law.

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
As of March 31, 2016, we served over 13,000 clients in all 50 states, the District of Columbia and Canada, co-employed more than 324,100 WSEs. Our clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. Our sales and marketing, client services and product development teams are increasingly focused on specific industry verticals. This verticalized approach gives us a deeper understanding of the HR needs facing SMBs in particular industries, which better enables us to provide HR solutions and services tailored to the specific needs of clients in these verticals. We conduct our business primarily in the United States.
For each of the three months ended March 31, 2016 and 2015, our total revenues were $732.9 million and $625.6 million, respectively. Our total revenues consist of professional service revenues and insurance service revenues. For each of the three months ended March 31, 2016 and 2015, 15% and 16% of our total revenues, respectively, consisted of professional service revenues, and 85% and 84% of our total revenues, respectively, consisted of insurance service revenues. We recognize as professional service revenues the fees we earn for providing our clients with a comprehensive suite of HR professional services, but do not include amounts paid to us by clients as payroll that are paid out to WSEs or amounts withheld and remitted to authorities as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs. We pay premiums to third-party insurance carriers for client and WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. These premiums and reimbursements are classified as insurance costs on our statements of operations.
We sell our services primarily through our direct sales organization, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended March 31, 2016 and 2015, our sales and marketing expenses were $48.7 million and $37.6 million, respectively, or 7% and 6% of our total revenues and 30% and 26% of our Net Service Revenues, respectively.
We have made significant investments in our proprietary, cloud-based HR systems, including implementing client information and management software to provide our clients with enhanced features and functionality. For the three months ended March 31, 2016 and 2015, our systems development and programming costs were $6.4 million and $7.2 million, respectively, or 1% and 1% of our total revenues and 4% and 5% of our Net Service Revenues, respectively. We plan to continue to invest to upgrade and improve our technology offerings, including enhancements of our solutions to address specific needs of clients in our key vertical markets, as we believe the continued improvement of our technology provides TriNet with the ability to drive operating efficiencies while improving our clients’ experience. We will leverage our existing online technology offerings to build additional products and features, including a full-service mobile platform, standard APIs for selected third party offerings, improved client experience for key processes, and retirement of legacy software systems from acquisitions and migration of clients to the primary TriNet software system.
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
Key Financial and Operating Metrics

We regularly review certain key financial and operating metrics to evaluate growth trends, measure our performance and make strategic decisions. These key financial and operating metrics may change over time. Our key financial and operating metrics as of and for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
Key Financial and Operating Metrics	2016	2015
Net Insurance Service Revenues (in thousands)	$50,847	$45,359
Net Service Revenues (in thousands)	$163,250	$142,375
Total WSEs	324,103	288,817
Total Sales Representatives	507	408
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
Seasonality and Insurance Variability
Our business is affected by cyclicality in business activity and WSE behavior. Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. We also experience higher levels of client attrition in connection with renewals of the health insurance we sponsor for our WSEs, in the event that such renewals result in higher costs to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of the year than in the first and fourth quarters, as WSEs typically access their health care providers more often in the second and third quarters, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the amount of our health and workers compensation insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop, which would make it more difficult for us to manage our business.
Non-GAAP Financial Results
We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income, excluding the effects of our effective income tax rate, stock-based compensation, amortization of intangible assets, non-cash interest expense, and the income tax effect of these pre-tax adjustments at our effective tax rate. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates and, in the third quarter of 2015, an increase in blended state rates, we have adjusted the effective tax rate to 42.5% for the three month periods ended March 31, 2016, from 40.5% for three month periods ended March 31, 2015. Each of these effective tax rates exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs.
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
The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three months ended March 31,
	2016	2015
	(in thousands)
Insurance service revenues	$620,536	$528,562
Less: Insurance costs	569,689	483,203
Net Insurance Service Revenues	$50,847	$45,359
The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three months ended March 31,
	2016	2015
	(in thousands)
Total revenues	$732,939	$625,578
Less: Insurance costs	569,689	483,203
Net Service Revenues	$163,250	$142,375
 The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income	$11,577	$15,811
Provision for income taxes	9,241	10,476
Stock-based compensation	7,397	3,920
Interest expense and bank fees	5,042	5,204
Depreciation	3,916	3,434
Amortization of intangible assets	4,980	11,217
Adjusted EBITDA	$42,153	$50,062

The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income	$11,577	$15,811
Effective income tax rate adjustment	394	(170)
Stock-based compensation	7,397	3,920
Amortization of intangible assets	4,980	11,217
Non-cash interest expense	775	1,217
Income tax impact of pre-tax adjustments	(5,590)	(6,623)
Adjusted Net Income	$19,533	$25,372

Basis of Presentation and Key Components of Our Results of Operations
Total Revenues
Our total revenues consist of professional service revenues and insurance service revenues. For the three months ended March 31, 2016 and 2015, 15% and 16% of our total revenues, respectively, consisted of professional service revenues, and 85% and 84% of our total revenues, respectively, consisted of insurance service revenues.
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
Our insurance costs are, in part, a function of the type and terms of agreements that we enter into with the third-party insurance carriers that provide TriNet-sponsored insurance plans for our clients and WSEs. Our future premiums for fully-insured policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible, which are referred to as ‘guaranteed cost’ policies, will be influenced by the WSE claims activity in prior periods and rate increases by our insurance carriers. For fully-insured policies with respect to which we agree to reimburse our carriers for any claims paid within our agreed-upon deductible layer, WSEs file claims with the carriers, which are responsible for paying the claims up to the maximum coverage under the policies. The carriers and third-party administrators then seek reimbursement from us for payments of claims made on our behalf up to our deductible per incident for workers compensation claims, or up to limits to our exposure for individual claims and limits to our maximum aggregate exposure for claims in a given policy year in accordance with the terms of the underlying health insurance policies. In no event are we liable to pay claims directly to WSEs. As we evaluate the claims experience for each fiscal period, we adjust, as we deem necessary, our workers compensation and health benefits reserves, and this in turn has a corresponding impact on our insurance costs. As a result, our insurance costs fluctuate from period to period depending on the number and severity of the claims incurred by our WSEs in that period and prior periods. We expect our insurance costs to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, which will likely mean an increase in the absolute number of claims, and an increase in the cost of claims due to inflation or other factors. Insurance costs may fluctuate as a percentage of revenue from period to period for these and other reasons.

Cost of Providing Services
Cost of providing services consists primarily of costs incurred by us associated with direct client support, such as payroll and benefits processing, professional HR consultants, employee liability insurance and costs associated with assisting clients in managing, processing and responding to employment-related legal claims, benefits and risk management, postage and shipping expenses and consulting expenses. We expect our cost of providing services to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, although we are working to improve our systems and processes and gain efficiencies. Our costs of providing services may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.
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
General and Administrative Expenses
General and administrative expenses consist primarily of compensation-related expenses, legal, accounting and other professional services fees and other general corporate expenses. We are working to improve our systems, processes and internal controls and to gain efficiencies. These expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.
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
Other Income (Expense)
Other income (expense) consists primarily of interest expense under our credit facility and capital leases, and debt issuance cost amortization.

Provision for Income Taxes
We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and almost all of our clients are U.S. employers with a small percentage of Canadian employers. We also provide services with respect to certain of our U.S. clients’ employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of three months ended March 31, 2016 and 2015. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.
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
This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board, or (FASB), issued Accounting Standards Update (ASU) 2016-09—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30), and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. We adopted these ASUs as of March 31, 2016. The adoption of the ASUs resulted in a reclassification of unamortized debt issuance costs of $5.2 million and $5.8 million from deferred loan costs and other assets to notes payable as of March 31, 2016 and December 31, 2015, respectively. Unamortized debt issuance costs related to our revolving credit facility remain classified as an asset in the accompanying consolidated balance sheets. The adoption of this guidance did not have any impact on our consolidated statements of operations, comprehensive income or cash flows.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March and April 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and 2016-10 Identifying Performance Obligations and Licensing, respectively, providing further clarification to be considered when implementing ASU 2014-19. We have not yet selected a method of adoption and are currently evaluating the effect that the amendments will have on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues and Net Service Revenues for those periods. Period-to-period comparisons of our financial results are not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2016	2015
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$112,403	$97,016
Insurance service revenues	620,536	528,562
Total revenues	732,939	625,578
Costs and operating expenses:
Insurance costs	569,689	483,203
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	45,705	36,370
Sales and marketing	48,708	37,624
General and administrative	27,650	15,464
Systems development and programming costs	6,389	7,225
Amortization of intangible assets	4,980	11,217
Depreciation	3,916	3,434
Total costs and operating expenses	707,037	594,537
Operating income	25,902	31,041
Other income (expense):
Interest expense and bank fees	(5,042)	(5,204)
Other, net	(42)	450
Income before provision for income taxes	20,818	26,287
Provision for income taxes	9,241	10,476
Net income	$11,577	$15,811

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of providing services	$1,815	$758
Sales and marketing	1,985	917
General and administrative	2,974	2,021
Systems development and programming costs	623	224
Total stock-based compensation expense	$7,397	$3,920

	Three Months Ended March 31,
	2016	2015
Percentage of total revenues:
Professional service revenues	15%	16%
Insurance service revenues	85%	84%
Total revenues	100%	100%
Costs and operating expenses:
Insurance costs	78%	77%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	6%
Sales and marketing	7%	6%
General and administrative	4%	2%
Systems development and programming costs	1%	1%
Amortization of intangible assets	1%	2%
Depreciation	1%	1%
Total costs and operating expenses	96%	95%
Operating income	4%	5%
Other income (expense):
Interest expense and bank fees	(1)%	(1)%
Other, net	0%	0%
Income before provision for income taxes	3%	4%
Provision for income taxes	1%	2%
Net income	2%	3%

	Three Months Ended March 31,
	2016	2015
Percentage of Net Service Revenues:
Professional service revenues	69%	68%
Net Insurance Service Revenues	31%	32%
Net Service Revenues	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	28%	26%
Sales and marketing	30%	26%
General and administrative	17%	11%
Systems development and programming costs	4%	5%
Amortization of intangible assets	3%	8%
Depreciation	2%	2%
Total other operating expenses	84%	78%
Operating income	16%	22%
Other income (expense):
Interest expense and bank fees	(3)%	(4)%
Other, net	0%	0%
Income before provision for income taxes	13%	18%
Provision for income taxes	6%	7%
Net income	7%	11%

Three Months Ended March 31, 2016 and 2015
Total Revenues

	Three months ended March 31,		Change 2016 vs. 2015
	2016	2015	$	%
	(in thousands, except percentages)
Professional service revenues	$112,403	$97,016	$15,387	16%
Insurance service revenues	620,536	528,562	91,974	17%
Total revenues	$732,939	$625,578	$107,361	17%

Key operating metrics:
Total WSEs	324,103	288,817	35,286	12%
Total Sales Representatives	507	408	99	24%
Total revenues increased by $107.4 million, or 17%, for the three months ended March 31, 2016 compared to the same period of the prior year. For the three months ended March 31, 2016, 15% of our total revenues consisted of professional service revenues, and 85% of our total revenues consisted of insurance service revenues. For the three months ended March 31, 2015, 16% of our total revenues consisted of professional service revenues, and 84% of our total revenues consisted of insurance service revenues.
Professional service revenues increased by $15.4 million, or 16%, for the three months ended March 31, 2016 compared to the same period of the prior year. The increase was mainly attributable to our increase in Total WSEs and an increase of 4% in average revenue per WSE.
Insurance service revenues increased by $92.0 million, or 17%, for the three months ended March 31, 2016 compared to the same period of the prior year. The increase in each of these periods was primarily due to our increase in Total WSEs and an increase of 6% in average insurance service revenues per WSE.
Total WSEs at March 31, 2016 increased by 35,286, or 12%, compared to Total WSEs at March 31, 2015, which was primarily driven by a net increase in total clients. Our Total Sales Representatives increased from 408 at March 31, 2015 to 507 at March 31, 2016, primarily due to our efforts to grow our sales force.
Insurance Costs

	Three months ended March 31,		Change 2016 vs. 2015
	2016	2015	$	%
	(in thousands, except percentages)
Insurance costs	$569,689	$483,203	$86,486	18%
Insurance costs increased $86.5 million, or 18%, for the three months ended March 31, 2016, compared to the same period of the prior year. The increase resulted from an increase in Total WSEs and an increase of 6% in average insurance cost per WSE for the three months ended March 31, 2016, primarily due to increased medical costs per WSE, offset by decreased workers compensation costs per WSE.

Net Insurance Service Revenues and Net Service Revenues

	Three months ended March 31,		Change 2016 vs. 2015
	2016	2015	$	%
	(in thousands, except percentages)
Insurance service revenues	$620,536	$528,562	$91,974	17%
Less: Insurance costs	569,689	483,203	86,486	18%
Net Insurance Service Revenues	$50,847	$45,359	$5,488	12%

	Three months ended March 31,		Change 2016 vs. 2015
	2016	2015	$	%
	(in thousands, except percentages)
Total revenues	$732,939	$625,578	$107,361	17%
Less: Insurance costs	569,689	483,203	86,486	18%
Net Service Revenues	$163,250	$142,375	$20,875	15%
For the reasons set forth above with respect to the increase in our insurance service revenues, offset in part by the increases in our insurance costs, our Net Insurance Service Revenues increased by $5.5 million, or 12%, for the three months ended March 31, 2016 as compared to the same period of the prior year. For the reasons set forth above with respect to the increases in our total revenues, offset in part by the increase in our insurance costs, our Net Service Revenues increased by $20.9 million, or 15%, for the three months ended March 31, 2016 as compared to the same period of the prior year.
Other Operating Expenses

	Three months ended March 31,		Change 2016 vs. 2015
	2016	2015	$	%

Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$45,705	$36,370	9,335	26%
Sales and marketing	48,708	37,624	11,084	29%
General and administrative	27,650	15,464	12,186	79%
Systems development and programming costs	6,389	7,225	(836)	(12)%
Amortization of intangible assets	4,980	11,217	(6,237)	(56)%
Depreciation	3,916	3,434	482	14%
Total operating expenses	137,348	$111,334	$26,014	23%

Cost of Providing Services

Cost of providing services increased by $9.3 million, or 26%, for the three months ended March 31, 2016 compared to the same period of the prior year. The increase was primarily attributable to a $6.0 million increase in compensation-related costs due to increased headcount to support our growth, which includes a $1.1 million increase in stock-based compensation expense. Additionally, legal costs increased $1.4 million related to WSE-related claims and consulting increased $1.2 million primarily for insurance program review. Cost of providing services represented 6% of total revenues in each of the three months ended March 31, 2016 and 2015. As a percentage of Net Service Revenues, cost of providing services expenses increased to 28% in the three months ended March 31, 2016, from 26% in the same period of the prior year.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2016 increased by $11.1 million, or 29%, compared to the same period of the prior year. Of this increase, $9.4 million was due to compensation-related costs from our growth in direct sales channels, primarily the addition of new sales representatives, which includes a $1.1 million increase in stock-based compensation expense. In order to support the growth in our sales force, other expenses, including travel, meetings and consulting, increased $0.8 million for the three months ended March 31, 2016 compared to the same period of the prior year. Sales and marketing expenses as a percentage of total revenues increased to 7% in three months ended March 31, 2016, from 6% in the same period of the prior year. As a percentage of Net Service Revenues, sales and marketing expenses increased to 30% in the three months ended March 31, 2016, from 26% in the same period of the prior year.
General and Administrative

General and administrative expenses for the three months ended March 31, 2016 increased by $12.2 million, or 79%, compared to the same period of the prior year. Compensation-related costs increased $3.9 million compared to the same period of the prior year primarily due to a $1.0 million increase in stock-based compensation expenses. Accounting and other professional fees increased $7.4 million primarily due to significant additional time and resources associated with the first audit of our internal controls as required by Section 404 of the Sarbanes-Oxley Act. General and administrative expenses increased to 4% of total revenues in the three months ended March 31, 2016 from 2% in the same period of the prior year. As a percentage of Net Service Revenues, general and administrative expenses increased to 17% for the three months ended March 31, 2016 from 11% in the same period of the prior year.
Systems Development and Programming

Our systems development and programming costs for the three months ended March 31, 2016 decreased by $0.8 million, or 12%, compared to the same period of the prior year. The decrease was primarily due an increase in capitalized wages to support and enhance our technology product delivery, partially offset by an increase in consulting expenses. Systems development and programming costs represented 1% of total revenues in each of the three months ended March 31, 2016 and 2015. As a percentage of Net Service Revenues, systems development and programming costs decreased to 4% for the three months ended March 31, 2016 from 5% in the same period of the prior year.
Amortization of Intangible Assets and Depreciation

Our amortization of intangible assets decreased by $6.2 million, or 56%, for the three months ended March 31, 2016 compared to the same period of the prior year, as a result of the expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions.
Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2016 decreased by $1.2 million compared to the same period of the prior year, primarily due to the decrease in our pre-tax income. Our effective income tax rate increased from 39.9% for the three months ended March 31, 2015 to 44.4% for the three months ended March 31, 2016 primarily due to an increase in state taxes resulting from state legislative changes enacted during 2015 as well as a discrete benefit from disqualifying dispositions of previously non-deductible stock based compensation and a benefit from tax credits recorded in the three months ended March 31, 2015.

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

WSE-related liabilities can fluctuate significantly due to various factors, including the day of the week on which a client payroll period ends, the existence of holidays at or immediately following a client payroll period-end and various federal and state compliance calendars. We report the advance collection from our clients as payroll funds collected within WSE-related assets on our balance sheet. Our cash and cash equivalents reported on our balance sheet represent our corporate cash available to meet corporate liquidity requirements, capital spending and expansion plans, potential acquisitions, stock repurchases, debt service requirements and other corporate cash needs and initiatives.
Cash Flows
We generated positive cash flows from operating activities during the three months ended March 31, 2016 and 2015. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$40,898	$13,327
Investing activities	(5,607)	(3,853)
Financing activities	(5,691)	(39,278)
Effect of exchange rates on cash and cash equivalents	160	(136)
Net increase (decrease) in cash and cash equivalents	$29,760	$(29,940)
Cash Flows from Operating Activities
Net cash provided by operating activities was $40.9 million and $13.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash from operating activities was primarily driven by lower workers compensation collateral funding required during the three months ended March 31, 2016.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.6 million for the three months ended March 31, 2016, as compared to $3.9 million in the same period of the prior year. Net cash used in investing activities during three months ended March 31, 2016 were attributable to $6.8 million in purchases of property and equipment offset by a $1.5 million maturity of a debt security in our investment portfolio. Net cash used in investing activities during 2015 consisted of $3.9 million to purchase property and equipment, reflecting continued investment in technology to enhance our product offerings.
Cash Flows from Financing Activities
Net cash used in financing activities was $5.7 million for the three months ended March 31, 2016, compared to $39.3 million in the same period of the prior year. Net cash used in financing activities during the three months ended March 31, 2016 was attributable to $5.1 million in loan repayments, $0.7 million in stock awards effectively repurchased and $0.5 million of excess income tax deficiency recognized related to stock option exercises, offset by $0.5 million of net proceeds received from the exercise of stock options. Net cash used in financing activities during 2015 consisted of $30.1 million in loan repayments and $25.0 million in stock repurchases, offset by excess tax benefits of $12.9 million from equity incentive plan activity and $3.2 million received from the exercise of stock options.
2014 Credit Facility
In July 2014, we amended and restated our first lien credit facility pursuant to an amended and restated first lien credit agreement, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million, which we refer to as the revolving credit facility. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility. The $75.0 million revolving credit facility includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of March 31, 2016. As of March 31, 2016, we had $494.5 million in outstanding indebtedness under the Amended and Restated Credit Agreement, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries.
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
We are permitted to make voluntary prepayments at any time without payment of a premium, except that a 1% premium would apply to a repricing of the tranche B term loans effected on or prior to the six-month anniversary of the effective date for the amendment and restatement of our credit facility. We are required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the year ended December 31, 2015, 50% of our excess cash flow (subject to decrease to (x) 25% if our total leverage ratio as of the last day of the applicable year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if our total leverage ratio as of the last day of the applicable year is less than 3.00 to 1.0), provided that we may defer prepayments based on excess cash flow to the extent such payments would result our GAAP working capital being less than $10 million (after giving effect to such prepayments). We reclassified from long-term debt to current $12.7 million at December 31, 2015 in anticipation of this prepayment and paid that amount in April 2016.
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
Contractual Obligations and Commitments
There has been no material change in our contractual obligations and commitments from that discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting.
However, giving full consideration to these weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (GAAP), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
Additional Analyses and Procedures and Remediation Plan
We are taking specific steps to remediate the material weaknesses identified by management and described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015. Although we intend to complete the remediation process with respect to these material weaknesses as quickly as possible, we cannot at this time estimate how long it will take, and our remediation plan may not prove to be successful.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Securities Class Action. On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California.  The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive.  The name of the case is Welgus v. TriNet Group, Inc. et al., Case No. 3:15-cv-03625.  No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff.  On February 1, 2016, Mr. Welgus filed an amended complaint.  The defendants named in the case are the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  Shortly before the scheduled date for the Company’s motion to dismiss the consolidated complaint, Mr. Welgus sought leave to further amend the consolidated complaint. The amended complaint was deemed filed by Mr. Welgus on April 1, 2016. The amended complaint expanded the class period to March 27, 2014 through February 29, 2016, and added as defendants the underwriters of the Company’s initial public offering and additional directors of the Company. The amended complaint generally alleges that the Company and other defendants caused damage to purchasers of the Company’s stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims.  Under a stipulated revised briefing schedule approved by the Court, the Company intends to move to dismiss the amended complaint no later than June 20, 2016.  The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
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

Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
Not applicable.
(b) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
January 1 - January 31, 2016	—	—	—	$81,628,073
February 1 - February 29, 2016	—	—	—	$81,628,073
March 1 - March 31, 2016	—	—	—	$81,628,073
Total	—

(1)
In May 2014, our board of directors authorized a program to repurchase in the aggregate up to $15 million of our outstanding common stock. Our board of directors subsequently approved incremental increases to our ongoing stock repurchase program of $30 million in November 2014, $50 million in June 2015 and $50 million in February 2016. In 2014 and 2015, we repurchased approximately $15 million and approximately $49.2 million, respectively, of our outstanding common stock. As of March 31, 2016 we had approximately $81.6 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation.

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

TRINET GROUP, INC.

Date: May 4, 2016	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: May 4, 2016	By:	/s/ William Porter
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