Form 10-Q
period 2016-06-30
TRINET GROUP INC
filed 2016-08-03
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, the registrant had 70,248,142 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$166,664	$166,178
Restricted cash	14,558	14,557
Prepaid income taxes	7,671	4,105
Prepaid expenses	12,922	8,579
Other current assets	2,049	1,359
Worksite employee related assets	947,571	1,373,386
Total current assets	1,151,435	1,568,164
Workers compensation receivable	39,803	29,204
Restricted cash and investments	112,807	101,806
Property and equipment, net	47,320	37,844
Goodwill	289,207	289,207
Other intangible assets, net	37,087	46,772
Other assets	18,817	19,452
Total assets	$1,696,476	$2,092,449
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,629	$12,904
Accrued corporate wages	25,676	28,963
Current portion of notes payable and borrowings under capital leases, net	25,006	32,970
Other current liabilities	11,197	11,402
Worksite employee related liabilities	943,403	1,369,497
Total current liabilities	1,021,911	1,455,736
Notes payable and borrowings under capital leases, net, less current portion	447,399	460,965
Workers compensation liabilities	130,523	105,481
Deferred income taxes	54,815	54,641
Other liabilities	8,365	7,545
Total liabilities	1,663,013	2,084,368
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $.000025 per share stated value; 750,000,000 shares authorized; 70,500,720 and 70,371,425 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	513,439	494,397
Accumulated deficit	(479,680)	(485,595)
Accumulated other comprehensive loss	(296)	(721)
Total stockholders’ equity	33,463	8,081
Total liabilities and stockholders’ equity	$1,696,476	$2,092,449
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Professional service revenues	$109,593	$97,799	$221,996	$194,815
Insurance service revenues	636,253	542,208	1,256,789	1,070,770
Total revenues	745,846	640,007	1,478,785	1,265,585
Costs and operating expenses:
Insurance costs	596,673	517,994	1,166,362	1,001,197
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	44,034	37,672	89,739	74,042
Sales and marketing	43,800	41,119	92,508	78,743
General and administrative	18,951	15,801	46,601	31,265
Systems development and programming costs	6,457	7,633	12,846	14,858
Amortization of intangible assets	5,005	10,608	9,985	21,825
Depreciation	4,559	3,195	8,475	6,629
Total costs and operating expenses	719,479	634,022	1,426,516	1,228,559
Operating income	26,367	5,985	52,269	37,026
Other income (expense):
Interest expense and bank fees	(5,038)	(4,764)	(10,080)	(9,968)
Other, net	163	68	121	518
Income before provision for income taxes	21,492	1,289	42,310	27,576
Provision for income taxes	9,210	2,597	18,451	13,073
Net income (loss)	$12,282	$(1,308)	$23,859	$14,503
Net income (loss) per share:
Basic	$0.17	$(0.02)	$0.34	$0.21
Diluted	$0.17	$(0.02)	$0.33	$0.20
Weighted average shares:
Basic	70,728,934	70,305,185	70,625,000	70,251,980
Diluted	72,319,992	70,305,185	72,022,065	73,090,962

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$12,282	$(1,308)	$23,859	$14,503
Other comprehensive income (loss), net of tax
Unrealized gains on investments	58	—	249	37
Foreign currency translation adjustments	16	27	176	(109)
Total other comprehensive income (loss), net of tax	74	27	425	(72)
Comprehensive income (loss)	$12,356	$(1,281)	$24,284	$14,431

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$23,859	$14,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,919	27,944
Deferred income taxes	—	1,977
Stock-based compensation	13,905	8,803
Excess tax benefit from equity incentive plan activity	(703)	(17,673)
Changes in operating assets and liabilities:
Restricted cash and investments	(21,041)	(13,413)
Prepaid expenses and other current assets	(5,033)	(5,082)
Workers compensation receivables	(10,599)	(5,083)
Other assets	238	(14,509)
Accounts payable	2,488	(35)
Prepaid income taxes	(2,863)	23,953
Accrued corporate wages and other current liabilities	(719)	(612)
Workers compensation and other liabilities	25,792	25,532
Worksite employee related assets	425,815	796,897
Worksite employee related liabilities	(426,094)	(798,024)
Net cash provided by operating activities	42,964	45,178
Investing activities
Acquisitions of businesses	(300)	—
Purchases of restricted investments	(14,959)	—
Proceeds from maturities of restricted investments	24,998	—
Purchase of property and equipment	(16,714)	(10,349)
Net cash used in investing activities	(6,975)	(10,349)
Financing activities
Proceeds from issuance of common stock on exercised options	2,220	4,639
Proceeds from issuance of common stock on employee stock purchase plan	2,304	2,723
Excess tax benefit from equity incentive plan activity	703	17,673
Repayment of notes payable and borrowings under capital leases	(22,810)	(35,325)
Repurchase of common stock	(16,459)	(30,000)
Awards effectively repurchased for required employee withholding taxes	(1,485)	(358)
Net cash used in financing activities	(35,527)	(40,648)
Effect of exchange rate changes on cash and cash equivalents	24	(109)
Net increase (decrease) in cash and cash equivalents	486	(5,928)
Cash and cash equivalents at beginning of period	166,178	134,341
Cash and cash equivalents at end of period	$166,664	$128,413

Supplemental disclosures of cash flow information
Cash paid for interest	$8,091	$7,806
Cash paid for income taxes, net	21,374	1,505
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	1,581	116
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
TriNet’s clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. TriNet’s sales and marketing, client services and product development teams are increasingly focused on specific industry verticals. This vertical approach helps gives us a better understanding of the HR needs facing SMBs in particular industries, which we believe helps us provide HR solutions and services tailored to the specific needs of clients in these verticals.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and footnotes thereto of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies described in such Annual Report that have had a material impact on its consolidated financial statements and related notes. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated balance sheets present the current assets and current liabilities directly related to the processing of human resources transactions as WSE-related assets and WSE-related liabilities, respectively. WSE-related assets consist of cash and investments restricted for current workers compensation claim payments, payroll funds collected, accounts receivable, unbilled service revenues, and refundable or prepaid amounts related to the Company-sponsored workers compensation and health plan programs. WSE-related liabilities consist of client prepayments, wages and payroll taxes accrued and payable, and liabilities related to the Company-sponsored workers compensation and health plan programs resulting from workers compensation case reserves, premium amounts due to providers for enrolled employees, and workers compensation and health reserves that are expected to be disbursed within the next 12 months.
The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. Certain prior period amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the current presentation. The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
Seasonality and Insurance Variability
The Company's business is affected by cyclicality in business activity and WSE behavior. Historically, the Company has experienced its highest monthly addition of WSEs, as well as its highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. In addition, the Company experiences higher levels of client attrition in connection with renewals of the health insurance TriNet sponsors for its WSEs, in the event that such renewals result in higher costs to its clients. The Company has also historically experienced higher insurance claim volumes in the second and third quarters of the year than in the first and fourth quarters, as WSEs typically access their health care providers more often in the second and third quarters, which has negatively impacted the Company's insurance costs in these quarters. The Company has also experienced variability on a quarterly basis in the amount of our health and workers compensation insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop which could make it more difficult for the Company to manage its business.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates include, but are not limited to, allowances for accounts receivable, workers compensation-related reserve estimates, health plan reserve estimates, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Such estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02—Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs, and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The Company adopted these ASUs as of March 31, 2016. The adoption of the ASUs resulted in a reclassification of unamortized debt issuance costs of $2.4 million from other current assets to current portion of notes payable and borrowings under capital leases and $3.4 million from other assets to notes payable and borrowings under capital leases, less current portion, as of December 31, 2015. Unamortized debt issuance costs related to the Company’s revolving credit facility will remain classified as an other asset in the accompanying consolidated balance sheets. The adoption of this guidance did not have any impact on the Company’s consolidated statements of operations, comprehensive income or cash flows.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 2016-10 Identifying Performance Obligations and Licensing and 2016-12 Narrow-Scope Improvements and Practical Expedients, respectively, providing further clarification to be considered when implementing ASU 2014-09. The Company has not yet selected a method of adoption and is currently evaluating the effect that the amendments will have on the consolidated financial statements.
NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES
The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	June 30, 2016	December 31, 2015
Worksite employee-related assets:
Restricted cash	$113,524	$92,917
Restricted investments	2,319	3,819
Payroll funds collected	583,465	859,322
Unbilled revenue, net of advance collections of $173,204 and $11,875 at June 30, 2016 and December 31, 2015, respectively	225,786	213,837
Accounts receivable, net of allowance for doubtful accounts of $528 and $1,158 at June 30, 2016 and December 31, 2015, respectively	6,121	5,060
Prepaid health plan expenses	9,053	8,088
Refundable workers compensation premiums	1,828	2,428
Prepaid workers compensation expenses	1,455	744
Other payroll assets	4,020	187,171
Total worksite employee-related assets	$947,571	$1,373,386
Worksite employee-related liabilities:
Unbilled wages accrual	$365,154	$202,396
Payroll taxes payable	278,004	883,608
Health benefits payable	127,948	128,028
Customer prepayments	68,535	57,758
Workers compensation payable	69,330	66,174
Other payroll deductions	34,432	31,533
Total worksite employee-related liabilities	$943,403	$1,369,497
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
The following summarizes the activities in the balance sheet for unpaid claims and claims adjustment expenses within workers compensation assets and liabilities (in thousands):

	Six months ended June 30, 2016	Year ended December 31, 2015

Liability for unpaid claims and claims adjustment at beginning of period	$190,102	$148,034
Incurred related to:
Current year	51,346	89,137
Prior years	8,004	26,391
Total incurred	59,350	115,528
Paid related to:
Current year	(2,278)	(16,376)
Prior years	(32,463)	(57,084)
Total paid	(34,741)	(73,460)

Liability for unpaid claims and claims adjustment at end of period	$214,711	$190,102

Assets held by third parties to cover claim liabilities	(65,558)	(58,522)
Workers compensation premiums and other liabilities	17,623	9,455
Other workers compensation assets	(8,554)	(1,012)
Total net workers compensation liabilities	$158,222	$140,023

Location on Condensed Consolidated Balance Sheet:
Workers compensation liabilities
Current portion included in worksite employee-related liability	$69,330	$66,174
Long term portion	130,523	105,481
Total workers compensation liabilities	$199,853	$171,655

Workers compensation receivables
Current portion included in worksite employee-related asset	$(1,828)	$(2,428)
Long term portion	(39,803)	(29,204)
Total workers compensation receivables	$(41,631)	$(31,632)

Total net workers compensation liabilities	$158,222	$140,023

Incurred claims related to prior years represent changes in estimates for ultimate losses on workers compensation claims.

Under the terms of its agreements with its workers compensation insurance carriers, the Company collects and holds premiums in restricted accounts pending claims payments by the claims administrator. As of June 30, 2016 and December 31, 2015, such restricted amounts of $62.6 million and $49.8 million, respectively, are included in restricted cash and restricted investments within WSE-related assets in the accompanying condensed consolidated balance sheets. In addition, at June 30, 2016 and December 31, 2015, $112.8 million and $101.8 million, respectively, are presented as restricted long-term cash and investments. Assets held by third parties to cover claim liabilities represents prefunded claim obligations paid to carriers in excess of estimated total claim liabilities, which will be applied to incurred claims. The funds remain restricted until the plan year to which they relate are settled.

NOTE 4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
The Company’s noncurrent restricted cash and investments include $55.0 million of available-for-sale marketable securities and $57.8 million of cash collateral at June 30, 2016. The Company’s restricted investments within WSE-related assets include $2.3 million of certificates of deposit as of June 30, 2016. The available-for-sale marketable securities as of June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016:
U.S. treasuries	$54,172	$281	$—	$54,453
Mutual funds	500	11	—	511
Total investments	$54,672	$292	$—	$54,964
December 31, 2015:
U.S. treasuries	$64,226	$9	$(144)	$64,091
Mutual funds	500	4	—	504
Total investments	$64,726	$13	$(144)	$64,595

There were no realized gains or losses for the six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, the contractual maturities of the U.S. treasuries were less than four years.
As of June 30, 2016, none of the Company’s U.S. treasuries were in an unrealized loss position. Unrealized losses are principally caused by changes in interest rates. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
As a basis for considering such assumptions, the Company uses a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level I—observable inputs for identical assets or liabilities, such as quoted prices in active markets

•	Level II—inputs other than the quoted prices in active markets that are observable either directly or indirectly

•	Level III—unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions
This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
June 30, 2016:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	54,453	54,453	—	—
Mutual funds	511	511	—	—
Total	$57,283	$57,283	$—	$—
December 31, 2015:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	64,091	64,091	—	—
Mutual funds	504	504	—	—
Total	$66,914	$66,914	$—	$—

There were no transfers between Level I and Level II assets during the six months ended June 30, 2016 or the year ended December 31, 2015.
As of June 30, 2016 and December 31, 2015, certificates of deposit consisted of certificates of deposit held by domestic financial institutions, which are presented as restricted investments within WSE-related assets in the accompanying condensed consolidated balance sheets.
The carrying value of the Company’s financial instruments not measured at fair value, including cash, cash equivalents, restricted cash, accounts receivable, accounts payable, approximates fair value due to their relatively short term nature. The fair value of these instruments would be categorized as Level II of the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level I.
At June 30, 2016 and December 31, 2015, the carrying value of the Company’s notes payable of $476.8 million and $499.6 million, respectively, approximated fair value. The estimated fair values of the Company’s notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.
NOTE 5. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES
The following schedule summarizes the components of the Company’s notes payable and borrowings under capital leases balances (in thousands):

	June 30, 2016	December 31, 2015
Notes payable under credit facility	$476,772	$499,563
Deferred loan costs	(4,501)	(5,781)
Capital leases	134	153
Less: current portion of notes payable and borrowings under capital leases	(25,006)	(32,970)
	$447,399	$460,965

The discussion below addresses the credit facility in place at June 30, 2016, as amended in 2014. The Company amended the credit facility further in July 2016 as discussed in Note 11.
In July 2014, the Company amended and restated its first lien credit facility pursuant to an amended and restated first lien credit agreement (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of tranche A term loans, (ii) $200 million principal amount of tranche B term loans, and (iii) a revolving credit facility of $75 million. The $75.0 million revolving credit facility includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of June 30, 2016. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility.
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
The Company is permitted to make voluntary prepayments at any time without payment of a premium. The Company is required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the year ending December 31, 2015, 50% of its excess cash flow (subject to decrease to (x) 25% if its total leverage ratio as of the last day of the year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if the total leverage ratio as of the last day of the year is less than 3.00 to 1.0), provided that the Company may defer prepayments based on excess cash flow to the extent such payments would result in the working capital being less than $10 million (after giving effect to such prepayments). The Company reclassified $12.7 million from long-term debt to current at December 31, 2015 in anticipation of this prepayment and paid that amount in April 2016.
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
The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 and a maximum total leverage ratio, currently at 4.25 to 1.00. The Company was in compliance with these financial covenants under the credit facilities at June 30, 2016 and December 31, 2015. The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and of the subsidiary guarantors, other than specifically excluded assets.

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

Equity incentive plan activity for the six months ended June 30, 2016 is summarized as follows:

Equity Incentive Plan Activity	Shares Available for Grant
Balance at December 31, 2015	4,991,583
Authorized	3,166,714
Granted	(2,016,707)
Forfeited	330,554
Expired	65,626
Shares withheld for taxes and not issued	95,351
Balance at June 30, 2016	6,633,121
The following table summarizes stock option activity under the Company’s equity-based plans for the six months ended June 30, 2016:

Stock Option Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	4,446,149	$8.96	7.56	$52,108
Exercised	(597,212)	3.72
Forfeited	(180,413)	21.01
Expired	(65,626)	28.59
Balance at June 30, 2016	3,602,898	$8.86	7.10	$46,628

Exercisable at June 30, 2016	2,169,882	$6.65	6.78	$31,929
Vested and expected to vest at June 30, 2016	3,524,634	$8.71	7.08	$46,010
There were no stock options granted during the six months ended June 30, 2016. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2015 was $11.63 per share. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2015 was $13.49 per share. The total fair value of options vested for the three months ended June 30, 2016 and 2015 was $1.6 million and $1.3 million, respectively. The total fair value of options vested for the six months ended June 30, 2016 and 2015 was $3.7 million and $5.7 million, respectively.
The total intrinsic value of options exercised for the three months ended June 30, 2016 and 2015 was $5.9 million and $12.8 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2016 and 2015 was $8.1 million and $43.0 million, respectively. Cash received from options exercised during the six months ended June 30, 2016 and 2015 was $2.2 million and $4.7 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.
As of June 30, 2016, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $9.0 million and is expected to be recognized over a weighted-average period of 1.75 years.
The following table summarizes RSU activity under the Company’s equity-based plans for the six months ended June 30, 2016:

Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	956,687	$28.03
Granted	2,016,707	17.82
Vested	(341,969)	25.25
Forfeited	(126,267)	22.28
Nonvested at June 30, 2016	2,505,158	$20.48

The total grant date fair value of RSUs granted in the three months ended June 30, 2016 and 2015 was $2.9 million and $0.3 million, respectively. The total grant date fair value of RSUs granted in the six months ended June 30, 2016 and 2015 was $35.9 million and $24.9 million, respectively. The total grant date fair value of RSUs vested in the three months ended June 30, 2016 and 2015 was $3.1 million and $1.0 million, respectively. The total grant date fair value of RSUs vested in the six months ended June 30, 2016 and 2015 was $8.6 million and $1.1 million, respectively. As of June 30, 2016, unrecognized compensation expense, net of forfeitures, associated with the nonvested RSUs outstanding was $45.8 million, and is expected to be recognized over a weighted-average period of 3.08 years.
The following table summarizes PSU activity under the Company’s equity-based plans for the six months ended June 30, 2016:

Performance Based Restricted Stock Unit Activity	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding units at December 31, 2015	173,286	$33.51
Forfeited	(23,874)	$33.51
Outstanding units at June 30, 2016	149,412	$33.51
As of June 30, 2016, there was $0.6 million of total unrecognized compensation expense, net of estimated forfeitures, associated with nonvested PSUs outstanding, which is expected to be recognized over a period of 1.50 years.
Employee Stock Purchase Plan
The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. On January 1, 2016, an additional 703,714 shares were automatically reserved for issuance under the ESPP. The purchase price is equal to the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods are six months in duration and will end on or about May 15 and November 15 of each year. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. During the six months ended June 30, 2016, employees purchased 147,354 shares under the ESPP at a price of $15.64 per share for cash proceeds of $2.3 million.
Stock Repurchases
In May 2014, the board of directors authorized a program to repurchase in the aggregate up to $15 million of the Company's outstanding common stock. The board of directors subsequently approved incremental increases to the ongoing stock repurchase program of an additional $30 million in November 2014, an additional $50 million in June 2015 and an additional $50 million in February 2016. In 2014 and 2015, the Company repurchased approximately $15 million and approximately $48.4 million, respectively, of its outstanding common stock. During the six months ended June 30, 2016, the Company repurchased 861,889 shares of common stock for $16.4 million. As of June 30, 2016, $65.2 million remained available for further repurchases of the Company’s common stock under the Company’s ongoing stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation.
Stock-Based Compensation
Stock-based compensation expense of $13.9 million and $8.8 million was recognized for the six months ended June 30, 2016 and 2015, respectively. Income tax benefit of $4.8 million and $2.8 million was recognized relating to stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. The tax benefit realized from stock options exercised was $2.4 million and $13.9 million for the six months ended June 30, 2016 and 2015, respectively.

The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Assumptions	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	N/A	6.11	N/A	6.08
Expected volatility	N/A	39%	N/A	39%
Risk-free interest rate	N/A	1.96%	N/A	1.96%
Expected dividend yield	N/A	0%	N/A	0%

ESPP Assumptions	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	43-76%	33-43%	43-76%	33-43%
Risk-free interest rate	0.33-0.38%	0.07-0.08%	0.33-0.38%	0.07-0.08%
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation expense for stock-based awards made to the Company’s employees pursuant to the equity plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of providing services	$1,624	$1,214	$3,439	$1,972
Sales and marketing	1,643	1,309	3,628	2,226
General and administrative	2,644	1,842	5,617	3,863
Systems development and programming costs	597	518	1,221	742
	$6,508	$4,883	$13,905	$8,803

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$12,282	$(1,308)	$23,859	$14,503
Weighted average shares of common stock outstanding	70,729	70,305	70,625	70,252
Basic EPS	$0.17	$(0.02)	$0.34	$0.21
Net income (loss)	$12,282	$(1,308)	$23,859	$14,503
Weighted average shares of common stock	70,729	70,305	70,625	70,252
Dilutive effect of stock options and restricted stock units	1,591	—	1,397	2,839
Weighted average shares of common stock outstanding	72,320	70,305	72,022	73,091
Diluted EPS	$0.17	$(0.02)	$0.33	$0.20

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	949	3,589	1,184	850

NOTE 8. INCOME TAXES
The Company is subject to income taxation in the United States and Canada. However, business is conducted primarily in the United States. The effective income tax rate differs from the statutory rate primarily due to state taxes, non-deductible stock-based compensation, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans and estimates. Should the actual amounts differ from these estimates, the amount of the valuation allowance could be materially affected.
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
The Company’s effective income tax rate was 42.9% and 201.5% for the three months ended June 30, 2016 and 2015, respectively, and 43.6% and 47.4% for the six months ended June 30, 2016 and 2015, respectively. The decrease is primarily due to an increase in pre-tax income and a revaluation of deferred taxes due to regulatory state tax law changes recorded in the three months ended June 30, 2015.
The Company is subject to taxation under the laws of the U.S. and various state and local jurisdictions, as well as Canada. The Company is not subject to any material income tax examinations by U.S. federal or state tax authorities for tax years beginning prior to January 1, 2011. The Company paid Notices of Proposed Assessments outstanding as of December 31, 2014 related to the disallowance of employment tax credits totaling $10.5 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009.  On June 28, 2016, the Company filed a complaint in the United States District Court for the Middle District of Florida seeking a refund of the amounts previously paid to the IRS. The name of the case is TriNet Group Inc., v. United States of America. With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail in having these amounts refunded from the tax authorities.  Therefore, no reserve has been recognized related to this matter.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended June 30, 2016 and 2015 was $4.1 million and $3.2 million, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $7.9 million and $6.3 million, respectively.
Operating Covenants
To meet various states’ licensing requirements and maintain accreditation by the Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of June 30, 2016, the Company believes it has fully complied in all respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.
Contingencies
On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive. The name of the case is Welgus v. TriNet Group, Inc. et al. No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff.  On February 1, 2016, Mr. Welgus filed an amended complaint.  The defendants named in the case are the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  Shortly before the scheduled date for the Company’s motion to dismiss the consolidated complaint, Mr. Welgus sought leave to further amend the consolidated complaint. The amended complaint was deemed filed by Mr. Welgus on April 1, 2016. The amended complaint expanded the class period to March 27, 2014 through February 29, 2016, and added as defendants the underwriters of the Company’s initial public offering and additional directors of the Company. The amended complaint generally alleges that the Company and other defendants caused damage to purchasers of the Company’s stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims.  On June 20, 2016, the Company filed a motion to dismiss the amended complaint in its entirety. The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
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

NOTE 10. RELATED PARTY TRANSACTIONS
The Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors.
The Company has entered into various software license agreements with a software service provider who has a Board member in common with TriNet. The Company paid the software service provider $0.2 million and $3.9 million during the six months ended June 30, 2016 and 2015, for services it received, respectively. The Company has an outstanding liability of $5.8 million and a de minimis amount as of June 30, 2016 and 2015, respectively.
Additionally, the Company has entered into indemnity agreements with the directors and officers that provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

NOTE 11. SUBSEQUENT EVENTS
On July 29, 2016, the Company entered into an amendment to its first lien credit facility, which was amended and restated in July 2014, as described in Note 5. The amendment provides for a refinancing of the tranche B term loan in a leverage-neutral transaction: $135 million principal amount of tranche B term loans outstanding at June 30, 2016 and maturing July 2017 will be replaced with the same amount of tranche A-2 term loans maturing July 2019. The $342 million of tranche A term loans outstanding at June 30, 2016, and the revolving credit facility were not modified. The Company will repay $36 million in principal for both tranche A and tranche A-2 term loans over the next twelve months according to the amended repayment schedule. Approximately $1 million in fees and expenses are expected to be incurred as a result of this transaction.
The tranche A-2 term loans bear interest, at the Company’s option, at a rate equal to either the LIBOR rate, plus an applicable margin initially equal to 2.625% per annum, or the prime lending rate, plus an applicable margin equal to 1.625% per annum, with the applicable margin subject to change in the future based on the Company's leverage ratio. The interest rate applied to the tranche A term loan and the revolving credit facility are unaffected by the transaction.

The amendment did not affect the existing customary representations and warranties and customary affirmative and negative covenants described in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the Securities and Exchange Commission. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we also encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included in our Annual Report on Form 10-K. Unless the context suggests otherwise, references to “TriNet,” the “Company,” “we,” “us” and “our” refer to TriNet Group, Inc. and, where appropriate, its subsidiaries.
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
As of June 30, 2016, we served over 13,000 clients in all 50 states, the District of Columbia and Canada, and co-employed more than 325,000 WSEs. Our clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. Our sales and marketing, client services and product development teams are increasingly focused on specific industry verticals. This vertical approach gives us a deeper understanding of the HR needs facing SMBs in particular industries, which better enables us to provide HR solutions and services tailored to the specific needs of clients in these verticals. We conduct our business primarily in the United States.
For the three months ended June 30, 2016 and 2015, our total revenues were $745.8 million and $640.0 million, respectively. Our total revenues consist of professional service revenues and insurance service revenues. For each of the three and six months ended June 30, 2016 and 2015, respectively, 15% of our total revenues, consisted of professional service revenues, and 85% of our total revenues, consisted of insurance service revenues. We recognize as professional service revenues the fees we earn for providing our clients with a comprehensive suite of HR professional services, but do not include amounts paid to us by clients as payroll that are paid out to WSEs or amounts withheld and remitted to authorities as taxes. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs. We pay premiums to third-party insurance carriers for client and WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. These premiums and reimbursements are classified as insurance costs on our statements of operations.
We sell our services primarily through our direct sales organization, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended June 30, 2016 and 2015, our sales and marketing expenses were $43.8 million and $41.1 million, respectively, or 6% of our total revenues in each period and 29% and 34% of our Net Service Revenues in such periods, respectively. For the six months ended June 30, 2016 and 2015, our sales and marketing expenses were $92.5 million and $78.7 million, respectively, or 6% of our total revenues in each period and 30% of our Net Service Revenues in each period, respectively.
We have made significant investments in our proprietary, cloud-based HR systems, including implementing client information and management software to provide our clients with enhanced features and functionality. For the three months ended June 30, 2016 and 2015, our systems development and programming costs were $6.5 million and $7.6 million, respectively. For the six months ended June 30, 2016 and 2015, our systems development and programming costs were $12.8 million and $14.9 million, respectively. For each of the three and six months ended June 30, 2016, our systems development and programming costs were 1% of our total revenues and 4% of our Net Service Revenues, respectively. For each of the three and six months ended June 30, 2015, our systems development and programming costs were 1% of our total revenues and 6% of our Net Service Revenues, respectively. We plan to continue to invest to upgrade and improve our technology offerings, including enhancements of our solutions to address specific needs of clients in our key vertical markets, as we believe the continued improvement of our technology provides TriNet with the ability to drive operating efficiencies while improving our clients’ experience. We will leverage our existing online technology offerings to build additional products and features, including a full-service mobile platform, standard APIs for selected third party offerings, improved client experience for key processes, and retirement of legacy software systems from acquisitions and migration of clients to the primary TriNet software system.
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
Key Financial and Operating Metrics
We regularly review certain key financial and operating metrics to evaluate growth trends, measure our performance and make strategic decisions. These key financial and operating metrics may change over time. Our key financial and operating metrics as of and for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six Months Ended June 30,
Key Financial and Operating Metrics	2016	2015	2016	2015
Net Insurance Service Revenues (in thousands)	$39,580	$24,214	$90,427	$69,573
Net Service Revenues (in thousands)	$149,173	$122,013	$312,423	$264,388
Total WSEs	325,466	302,375
Total Sales Representatives	471	486
Net Insurance Service Revenues and Net Service Revenues
We define Net Insurance Service Revenues as insurance service revenues less insurance costs. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. Our total revenues on a GAAP basis represent the total amount invoiced by us to our clients, net of direct pass-through costs such as payroll and payroll tax payments, for the services we provide to our clients. Our insurance costs include the premiums we pay to third-party insurance carriers for the insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. We act principally as the service provider to add value in the execution and procurement of these services to our clients. Net Insurance Service Revenues has served as the primary indicator of our ability to source, add value and offer benefit services to our clients and WSEs through third-party insurance carriers, and has been considered by management to be a key performance measure. Net Service Revenues has also served as a key performance measure as it provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. In addition, management believes measuring operating costs as a function of Net Service Revenues has historically provided a useful metric, as we believe it has enabled evaluation of the performance of our business. See “Non-GAAP Financial Results” for information regarding the limitations of using Net Insurance Service Revenues and Net Service Revenues as financial measures and for a reconciliation to total revenues, the most directly comparable financial measure calculated in accordance with GAAP.
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
Total Sales Representatives
Our direct sales force consists of sales representatives who focus on serving clients in specific industry vertical markets. We define Total Sales Representatives at the end of a given fiscal period as the total number of our direct sales force employees at that date. Historically, comparing our Total Sales Representatives at the end of a fiscal period to our Total Sales Representatives at the end of a prior fiscal period has served as an indicator of our success in growing our business. Our Total Sales Representatives at the end of recent fiscal periods has also historically been a key indicator of our ability to increase our revenues in the following fiscal periods. More recently, we have made efforts to improve the efficiency of our sales force, which led to the decrease in Total Sales Representatives for the six months ended June 30, 2016. While having a productive direct sales force is important to the success of our business, we no longer rely on the absolute number of sales representatives by itself as an indicator of the growth of our revenues or our business overall.
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
Seasonality and Insurance Variability
Our business is affected by cyclicality in business activity and WSE behavior. Historically, we have experienced our highest monthly addition of WSEs, as well as our highest monthly levels of client attrition, in the month of January, primarily because clients that change their payroll service providers tend to do so at the beginning of a calendar year. We also experience higher levels of client attrition in connection with renewals of the health insurance we sponsor for our WSEs, in the event that such renewals result in higher costs to our clients. We have also historically experienced higher insurance claim volumes in the second and third quarters of the year than in the first and fourth quarters, as WSEs typically access their health care providers more often in the second and third quarters, which has negatively impacted our insurance costs in these quarters. We have also experienced variability on a quarterly basis in the amount of our health and workers compensation insurance costs due to the number and severity of insurance claims being unpredictable. These historical trends may change, and other seasonal trends and variability may develop, which could make it more difficult for us to manage our business.

Non-GAAP Financial Results
We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income, excluding the effects of our effective income tax rate, stock-based compensation, amortization of intangible assets, non-cash interest expense, and the income tax effect of these pre-tax adjustments at our effective tax rate. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates and, in the third quarter of 2015, an increase in blended state rates, we have adjusted the effective tax rate to 42.5% for the three and six month periods ended June 30, 2016, from 40.5% for three and six month periods ended June 30, 2015. Each of these effective tax rates exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs.
We believe that the use of Net Insurance Service Revenues provides useful information as it presents a measure of revenues from our provision of insurance services to our clients that eliminates the cost of insurance. We believe that Net Service Revenues provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. We believe that the use of Adjusted EBITDA and Adjusted Net Income provides additional period-to-period comparisons and analysis of trends in our business, as they exclude certain non-cash expenses. We believe that Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are useful for our stockholders and board of directors by helping them to identify trends in our business and understand how our management evaluates our business. We use Net Insurance Service Revenues, Net Service Revenues and Adjusted EBITDA to monitor and evaluate our operating results and trends on an ongoing basis and internally for operating, budgeting and financial planning purposes, in addition to allocating our resources to enhance the financial performance of our business and evaluating the effectiveness of our business strategies. We also use Net Service Revenues and Adjusted EBITDA in determining the incentive compensation for management.
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
The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Insurance service revenues	$636,253	$542,208	$1,256,789	$1,070,770
Less: Insurance costs	596,673	517,994	1,166,362	1,001,197
Net Insurance Service Revenues	$39,580	$24,214	$90,427	$69,573
The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total revenues	$745,846	$640,007	$1,478,785	$1,265,585
Less: Insurance costs	596,673	517,994	1,166,362	1,001,197
Net Service Revenues	$149,173	$122,013	$312,423	$264,388
 The table below sets forth a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$12,282	$(1,308)	$23,859	$14,503
Provision for income taxes	9,210	2,597	18,451	13,073
Stock-based compensation	6,508	4,883	13,905	8,803
Interest expense and bank fees	5,038	4,764	10,080	9,968
Depreciation	4,559	3,195	8,475	6,629
Amortization of intangible assets	5,005	10,608	9,985	21,825
Adjusted EBITDA	$42,602	$24,739	$84,755	$74,801
The table below sets forth a reconciliation of GAAP net income (loss) to Adjusted Net Income:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$12,282	$(1,308)	$23,859	$14,503
Effective income tax rate adjustment	76	2,075	469	1,905
Stock-based compensation	6,508	4,883	13,905	8,803
Amortization of intangible assets	5,005	10,608	9,985	21,825
Non-cash interest expense	849	804	1,624	2,021
Income tax impact of pre-tax adjustments	(5,254)	(6,599)	(10,843)	(13,223)
Adjusted Net Income	$19,466	$10,463	$38,999	$35,834

Basis of Presentation and Key Components of Our Results of Operations
Total Revenues
Our total revenues consist of professional service revenues and insurance service revenues. For the three and six months ended June 30, 2016 and 2015, 15% of our total revenues consisted of professional service revenues and 85% of our total revenues consisted of insurance service revenues.
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
We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs. We pay premiums to third-party insurance carriers for client and WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable, as further described below in “Insurance Costs.” These premiums and reimbursements are classified as insurance costs on our statements of operations.
Insurance Costs
Insurance costs include the premiums we pay to third-party insurance carriers for insurance coverage provided to clients and WSEs and the reimbursements we pay to the insurance carriers and third-party administrators for claims payments made on our behalf within the insurance deductible layer for those plans that have such a deductible.
Our insurance costs are, in part, a function of the type and terms of agreements that we enter into with the third-party insurance carriers that provide Company-sponsored insurance plans for our clients and WSEs. Our future premiums for fully-insured policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible, which are referred to as ‘guaranteed cost’ policies, will be influenced by the WSE claims activity in prior periods and rate increases by our insurance carriers. For fully-insured policies with respect to which we agree to reimburse our carriers for any claims paid within our agreed-upon deductible layer, WSEs file claims with the carriers. The carriers are responsible for paying the claims up to the maximum coverage under the policies. The carriers and third-party administrators then seek reimbursement from us for payments of claims made on our behalf up to our deductible per incident for workers compensation claims, or up to limits to our exposure for individual claims and limits to our maximum aggregate exposure for claims in a given policy year in accordance with the terms of the underlying health insurance policies. In no event are we liable to pay claims directly to WSEs. As we evaluate the claims experience for each fiscal period, we adjust, as we deem necessary, our workers compensation and health benefits reserves, and this in turn has a corresponding impact on our insurance costs. As a result, our insurance costs fluctuate from period to period depending on the number and severity of the claims incurred by our WSEs in that period and prior periods. We expect our insurance costs to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, which will likely mean an increase in the absolute number of claims, and an increase in the cost of claims due to inflation or other factors. Insurance costs may fluctuate as a percentage of revenue from period to period for these and other reasons.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, commissions and related variable compensation expenses, commission payments to partners and the cost of marketing programs. Marketing programs consist of advertising, lead generation, marketing events, corporate communications, brand building and product marketing activities, as well as various incentivized partnership and referral programs. We expect our sales and marketing expenses to increase in absolute dollars at a slower rate than in the past three years as we reduce our direct sales force and increase investments to improve our sales productivity. Our sales and marketing expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.
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
Systems Development and Programming Costs
Systems development and programming costs consist primarily of compensation-related expenses for our employees and contractors dedicated to systems development and programming, as well as fees that we pay to third-party consulting firms. We expect our investments in systems development and programming costs to continue to increase for the foreseeable future, which may include capital projects, as we continue to invest in and improve our technology platform. Our systems development and programming costs may fluctuate in absolute dollars and as a percentage of our total revenues from period to period depending on when we incur those costs and the mix of projects that are capital in nature.
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
Provision for Income Taxes
We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and almost all of our clients are U.S. employers with a small percentage of Canadian employers. We also provide services with respect to certain of our U.S. clients’ employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of three and six months ended June 30, 2016 and 2015. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.
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

Critical Accounting Policies, Estimates and Judgments
Our condensed consolidated financial statements are prepared in accordance with accepted accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates include, but are not limited to, allowances for accounts receivable, workers compensation related assets and liabilities, health plan assets and liabilities, recoverability of goodwill and other intangible assets, income taxes, stock-based compensation and other contingent liabilities. Such estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
This Quarterly Report on Form 10-Q should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02—Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 2016-10 Identifying Performance Obligations and Licensing and 2016-12 Narrow-Scope Improvements and Practical Expedients, respectively, providing further clarification to be considered when implementing ASU 2014-09. We have not yet selected a method of adoption and are currently evaluating the effect that the amendments will have on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues and Net Service Revenues for those periods. Period-to-period comparisons of our financial results are not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$109,593	$97,799	$221,996	$194,815
Insurance service revenues	636,253	542,208	1,256,789	1,070,770
Total revenues	745,846	640,007	1,478,785	1,265,585
Costs and operating expenses:
Insurance costs	596,673	517,994	1,166,362	1,001,197
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	44,034	37,672	89,739	74,042
Sales and marketing (1)	43,800	41,119	92,508	78,743
General and administrative (1)	18,951	15,801	46,601	31,265
Systems development and programming costs (1)	6,457	7,633	12,846	14,858
Amortization of intangible assets	5,005	10,608	9,985	21,825
Depreciation	4,559	3,195	8,475	6,629
Total costs and operating expenses	719,479	634,022	1,426,516	1,228,559
Operating income	26,367	5,985	52,269	37,026
Other income (expense):
Interest expense and bank fees	(5,038)	(4,764)	(10,080)	(9,968)
Other, net	163	68	121	518
Income before provision for income taxes	21,492	1,289	42,310	27,576
Provision for income taxes	9,210	2,597	18,451	13,073
Net income (loss)	$12,282	$(1,308)	$23,859	$14,503

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of providing services	$1,624	$1,214	$3,439	$1,972
Sales and marketing	1,643	1,309	3,628	2,226
General and administrative	2,644	1,842	5,617	3,863
Systems development and programming costs	597	518	1,221	742
Total stock-based compensation expense	$6,508	$4,883	$13,905	$8,803

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of total revenues:
Professional service revenues	15%	15%	15%	15%
Insurance service revenues	85%	85%	85%	85%
Total revenues	100%	100%	100%	100%
Costs and operating expenses:
Insurance costs	80%	81%	79%	79%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	6%	6%	6%	6%
Sales and marketing	6%	6%	6%	6%
General and administrative	3%	2%	3%	2%
Systems development and programming costs	1%	1%	1%	1%
Amortization of intangible assets	1%	2%	1%	2%
Depreciation	1%	0%	1%	1%
Total costs and operating expenses	96%	99%	96%	97%
Operating income	4%	1%	4%	3%
Other income (expense):
Interest expense and bank fees	(1)%	(1)%	(1)%	(1)%
Other, net	0%	0%	0%	0%
Income before provision for income taxes	3%	0%	3%	2%
Provision for income taxes	1%	0%	1%	1%
Net income (loss)	2%	0%	2%	1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of Net Service Revenues:
Professional service revenues	73%	80%	71%	74%
Net Insurance Service Revenues	27%	20%	29%	26%
Net Service Revenues	100%	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	30%	31%	29%	28%
Sales and marketing	29%	34%	30%	30%
General and administrative	13%	13%	15%	12%
Systems development and programming costs	4%	6%	4%	6%
Amortization of intangible assets	3%	9%	3%	8%
Depreciation	3%	3%	3%	3%
Total other operating expenses	82%	95%	83%	86%
Operating income	18%	5%	17%	14%
Other income (expense):
Interest expense and bank fees	(3)%	(4)%	(3)%	(4)%
Other, net	0%	0%	0%	0%
Income before provision for income taxes	14%	1%	14%	10%
Provision for income taxes	6%	2%	6%	5%
Net income (loss)	8%	(1)%	8%	5%

Three and Six Months Ended June 30, 2016 and 2015
Total Revenues

	Three months ended June 30,		Change 2016 vs. 2015		Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Professional service revenues	$109,593	$97,799	$11,794	12%	$221,996	$194,815	$27,181	14%
Insurance service revenues	636,253	542,208	94,045	17%	1,256,789	1,070,770	186,019	17%
Total revenues	$745,846	$640,007	$105,839	17%	$1,478,785	$1,265,585	$213,200	17%

Key operating metrics:
Total WSEs	325,466	302,375	23,091	8%
Total Sales Representatives	471	486	(15)	(3)%
Total revenues increased by $105.8 million, or 17%, for the three months ended June 30, 2016 compared to the same period of the prior year, and by $213.2 million, or 17%, for the six months ended June 30, 2016 compared to the same period of the prior year. For the three and six months ended June 30, 2016 and 2015, 15% of our total revenues consisted of professional service revenues, and 85% of our total revenues consisted of insurance service revenues.
Professional service revenues increased by $11.8 million, or 12%, for the three months ended June 30, 2016 compared to the same period of the prior year. The increase was mainly attributable to our increase in WSEs and an increase of 3% in average revenue per WSE. Professional service revenues increased by $27.2 million, or 14%, for the six months ended June 30, 2016 compared to the same period of the prior year. The increase was mainly attributable to our increase in WSEs and an increase of 3% in average revenue per WSE.
Insurance service revenues increased by $94.0 million, or 17%, for the three months ended June 30, 2016 compared to the same period of the prior year. Insurance service revenues increased by $186.0 million, or 17%, for the six months ended June 30, 2016 compared to the same period of the prior year. The increase in each of these periods was primarily due to our increase in WSEs and an increase of 7% in average insurance service revenues per WSE.
Total WSEs at June 30, 2016 increased by 23,091, or 8%, compared to Total WSEs at June 30, 2015, which was primarily driven by a net increase in total clients. Our Total Sales Representatives decreased from 486 at June 30, 2015 to 471 at June 30, 2016, primarily due to our efforts to improve the efficiency of our sales force.
Insurance Costs

	Three months ended June 30,		Change 2016 vs. 2015		Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Insurance costs	$596,673	$517,994	$78,679	15%	$1,166,362	$1,001,197	$165,165	16%
Insurance costs increased $78.7 million, or 15%, for the three months ended June 30, 2016, compared to the same period of the prior year. The increase resulted from an increase in WSEs and an increase of 5% in average insurance cost per WSE for the three months ended June 30, 2016, primarily due to increased medical costs per WSE. Insurance costs increased $165.2 million, or 16%, for the six months ended June 30, 2016, compared to the same period of the prior year. The increase resulted from an increase in WSEs and an increase of 6% in average insurance cost per WSE for the six months ended June 30, 2016, primarily due to increased medical costs per WSE, partially offset by decreased workers compensation costs per WSE.

Net Insurance Service Revenues and Net Service Revenues

	Three months ended June 30,		Change 2016 vs. 2015		Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Insurance service revenues	$636,253	$542,208	$94,045	17%	$1,256,789	$1,070,770	$186,019	17%
Less: Insurance costs	596,673	517,994	78,679	15%	1,166,362	1,001,197	165,165	16%
Net Insurance Service Revenues	$39,580	$24,214	$15,366	63%	$90,427	$69,573	$20,854	30%

	Three months ended June 30,		Change 2016 vs. 2015		Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Total revenues	$745,846	$640,007	$105,839	17%	$1,478,785	$1,265,585	$213,200	17%
Less: Insurance costs	596,673	517,994	78,679	15%	1,166,362	1,001,197	165,165	16%
Net Service Revenues	$149,173	$122,013	$27,160	22%	$312,423	$264,388	$48,035	18%
For the reasons set forth above with respect to the increase in our insurance service revenues, offset in part by the increases in our insurance costs, our Net Insurance Service Revenues increased by $15.4 million, or 63%, for the three months ended June 30, 2016 as compared to the same period of the prior year, and by $20.9 million, or 30%, for the six months ended June 30, 2016 as compared to the same period of the prior year. Our Net Service Revenues increased by $27.2 million, or 22%, for the three months ended June 30, 2016 as compared to the same period of the prior year, and increased by $48.0 million, or 18%, for the six months ended June 30, 2016 as compared to the same period of the prior year.
Other Operating Expenses

	Three months ended June 30,		Change 2016 vs. 2015		Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%

Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$44,034	$37,672	$6,362	17%	$89,739	$74,042	$15,697	21%
Sales and marketing	43,800	41,119	2,681	7%	92,508	78,743	13,765	17%
General and administrative	18,951	15,801	3,150	20%	46,601	31,265	15,336	49%
Systems development and programming costs	6,457	7,633	(1,176)	(15)%	12,846	14,858	(2,012)	(14)%
Amortization of intangible assets	5,005	10,608	(5,603)	(53)%	9,985	21,825	(11,840)	(54)%
Depreciation	4,559	3,195	1,364	43%	8,475	6,629	1,846	28%
Total operating expenses	$122,806	$116,028	$6,778	6%	$260,154	$227,362	$32,792	14%

Cost of Providing Services

Cost of providing services increased by $6.4 million, or 17%, for the three months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily attributable to a $3.6 million increase in compensation-related costs due to increased headcount to support our growth. Additionally, consulting costs increased $2.0 million primarily for review and optimization of insurance programs. Cost of providing services represented 6% of total revenues in each of the three months ended June 30, 2016 and 2015. As a percentage of Net Service Revenues, cost of providing services expenses decreased to 30% in the three months ended June 30, 2016, from 31% in the same period of the prior year.

Cost of providing services increased by $15.7 million, or 21%, for the six months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily attributable to a $9.6 million increase in compensation-related costs due to increased headcount to support our growth. Additionally, costs associated with our employment insurance offering to WSEs increased $1.9 million and consulting costs increased $3.2 million primarily for review and optimization of insurance programs. Cost of providing services represented 6% of total revenues in each of the six months ended June 30, 2016 and 2015. As a percentage of Net Service Revenues, cost of providing services expenses increased to 29% in the six months ended June 30, 2016, from 28% in the same period of the prior year.
Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2016 increased by $2.7 million, or 7%, compared to the same period of the prior year. Of this increase, $2.8 million was due to compensation-related costs from investments to improve our sales productivity. Sales and marketing expenses represented 6% of total revenue in each of the three months ended June 30, 2016 and 2015. As a percentage of Net Service Revenues, sales and marketing expenses decreased to 29% in the three months ended June 30, 2016, from 34% in the same period of the prior year.
Sales and marketing expenses for the six months ended June 30, 2016 increased by $13.8 million, or 17%, compared to the same period of the prior year. Of this increase, $12.2 million was due to compensation-related costs from investments to improve our sales productivity. Sales and marketing expenses represented 6% of total revenues in each of the six months ended June 30, 2016 and 2015. As a percentage of Net Service Revenues, sales and marketing expenses represented 30% in each of the six months ended June 30, 2016 and 2015.
General and Administrative

General and administrative expenses for the three months ended June 30, 2016 increased by $3.2 million, or 20%, compared to the same period of the prior year. Compensation-related costs increased $3.3 million compared to the same period of the prior year as a result of increased headcount to support the operational and compliance requirements of a growing public company. General and administrative expenses increased to 3% of total revenues in the three months ended June 30, 2016 from 2% in the same period of the prior year. As a percentage of Net Service Revenues, general and administrative expenses represented 13% for each of the three months ended June 30, 2016 and 2015.
General and administrative expenses for the six months ended June 30, 2016 increased by $15.3 million, or 49%, compared to the same period of the prior year. Compensation-related costs increased $7.1 million compared to the same period of the prior year as a result of increased headcount to support the operational and compliance requirements of a growing public company. Accounting and other professional fees increased $6.9 million primarily due to significant additional time and resources associated with the first audit of our internal controls as required by Section 404 of the Sarbanes-Oxley Act. General and administrative expenses increased to 3% of total revenues in the six months ended June 30, 2016 from 2% in the same period of the prior year. As a percentage of Net Service Revenues, general and administrative expenses increased to 15% for the six months ended June 30, 2016 from 12% in the same period of the prior year.
Systems Development and Programming

Our systems development and programming costs for the three months ended June 30, 2016 decreased by $1.2 million, or 15%, compared to the same period of the prior year. The decrease was primarily due to an increase in capitalized wages to support and enhance our technology product delivery. Systems development and programming costs represented 1% of total revenues in each of the three months ended June 30, 2016 and 2015. As a percentage of Net Service Revenues, systems development and programming costs decreased to 4% for the three months ended June 30, 2016 from 6% in the same period of the prior year.
Our systems development and programming costs for the six months ended June 30, 2016 decreased by $2.0 million, or 14%, compared to the same period of the prior year. The decrease was primarily due an increase in capitalized wages to support and enhance our technology product delivery, partially offset by an increase in consulting expenses. Systems development and programming costs represented 1% of total revenues in each of the six months ended June 30, 2016 and 2015. As a percentage of Net Service Revenues, systems development and programming costs decreased to 4% for the six months ended June 30, 2016 from 6% in the same period of the prior year.

Amortization of Intangible Assets and Depreciation

Our amortization of intangible assets decreased by $5.6 million, or 53%, for the three months ended June 30, 2016 compared to the same period of the prior year, and by $11.8 million, or 54%, for the six months ended June 30, 2016 compared to the same period of the prior year, as a result of the expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions.

Our depreciation costs increased by $1.4 million, or 43%, for the three months ended June 30, 2016 compared to the same period of the prior year, and by $1.8 million, or 28%, for the six months ended June 30, 2016 compared to the same period of the prior year. The increase was primarily attributable to capitalized software.
Provision for Income Taxes

Our provision for income taxes for the three months ended June 30, 2016 increased by $6.6 million compared to the same period of the prior year, primarily due to the increase in our pre-tax income. Our effective income tax rate decreased from 201.5% for the three months ended June 30, 2015 to 42.9% for the three months ended June 30, 2016, primarily due to the 2015 revaluation of deferred taxes resulting from state legislative changes as well as a discrete benefit from disqualifying dispositions of previously non-deductible stock based compensation.
Our provision for income taxes for the six months ended June 30, 2016 increased by $5.4 million compared to the same period of the prior year, primarily due to the increase in our pre-tax income. Our effective income tax rate decreased from 47.4% for the six months ended June 30, 2015 to 43.6% for the six months ended June 30, 2016 primarily due to the 2015 revaluation of deferred taxes resulting from state legislative changes offset by disqualifying dispositions of previously non-deductible stock- based compensation.
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
Cash Flows
We generated positive cash flows from operating activities during the six months ended June 30, 2016 and 2015. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$42,964	$45,178
Investing activities	(6,975)	(10,349)
Financing activities	(35,527)	(40,648)
Effect of exchange rates on cash and cash equivalents	24	(109)
Net increase (decrease) in cash and cash equivalents	$486	$(5,928)
Cash Flows from Operating Activities
Net cash provided by operating activities was $43.0 million and $45.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease is principally due to an increase in prepaid taxes driven by lower excess tax benefit, partially offset by changes in restricted investments associated with workers compensation programs.
Cash Flows from Investing Activities
Net cash used in investing activities was $7.0 million for the six months ended June 30, 2016, as compared to $10.3 million in the same period of the prior year. Net cash used in investing activities during the six months ended June 30, 2016 was attributable to $16.7 million in purchases of property and equipment and $15.0 million in purchase of debt securities offset by $25.0 million in maturity of debt securities in our investment portfolio. Net cash used in investing activities during the six months ended June 30, 2015 consisted of $10.3 million to purchase property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $35.5 million for the six months ended June 30, 2016, compared to $40.6 million in the same period of the prior year. Net cash used in financing activities during the six months ended June 30, 2016 was attributable to $22.8 million in loan repayments, $16.5 million in stock repurchases and $1.5 million in stock awards effectively repurchased for required employee withholding taxes, offset by $2.3 million of net proceeds received from our employee stock purchase plan, $2.2 million of net proceeds received from the exercise of stock options and $0.7 million of excess income tax benefits from equity incentive plan activity. Net cash used in financing activities during the six months ended June 30, 2015 consisted of $35.3 million in loan repayments and $30.0 million in stock repurchases, offset by excess tax benefits of $17.7 million from equity incentive plan activity, $4.6 million received from the exercise of stock options and $2.7 million of net proceeds received from our employee stock purchase plan.
2014 Credit Facility
In July 2014, we amended and restated our first lien credit facility pursuant to an amended and restated first lien credit agreement, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for: (i) $375 million principal amount of “tranche A term loans,” (ii) $200 million principal amount of “tranche B term loans,” and (iii) a revolving credit facility of $75 million, which we refer to as the revolving credit facility. The proceeds of the tranche A term loans were used to refinance in part the tranche B-2 term loans outstanding under the original first lien credit facility. The proceeds of the tranche B term loans were used to (i) refinance the remaining tranche B-2 term loans outstanding under the original first lien credit facility, (ii) refinance other amounts outstanding under the original first lien credit facility and (iii) pay fees and expenses related thereto. The revolving credit facility replaced the revolving credit facility under the original first lien credit facility. The $75.0 million revolving credit facility includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. The total unused portion of the revolving credit facility was $59.5 million as of June 30, 2016. As of June 30, 2016, we had $476.8 million in outstanding indebtedness under the Amended and Restated Credit Agreement, all of which was secured indebtedness of our subsidiary, TriNet HR Corporation, guaranteed on a senior secured basis by us and certain of our subsidiaries.
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
We are permitted to make voluntary prepayments at any time without payment of a premium, except that a 1% premium would apply to a repricing of the tranche B term loans effected on or prior to the six-month anniversary of the effective date for the amendment and restatement of our credit facility. We are required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions), and (iii) beginning with the year ended December 31, 2015, 50% of our excess cash flow (subject to decrease to (x) 25% if our total leverage ratio as of the last day of the applicable year is less than 3.75 to 1.0 and equal to or greater than 3.00 to 1.0, and (y) 0% if our total leverage ratio as of the last day of the applicable year is less than 3.00 to 1.0), provided that we may defer prepayments based on excess cash flow to the extent such payments would result our GAAP working capital being less than $10 million (after giving effect to such prepayments). We reclassified $12.7 million from long-term debt to current at December 31, 2015 in anticipation of this prepayment and paid that amount in April 2016.
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
We amended the credit facility further in July 2016, as discussed in Note 11 to the accompanying condensed consolidated financial statements.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commercial commitments as of June 30, 2016, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Remaining fiscal year	1-3 years	3-5 years	More than 5 years
Notes payable	$476,772	$12,404	$192,494	$271,874	$—
Interest on notes payable	37,500	8,079	24,214	5,207	—
Workers compensation claim liabilities	245,458	73,909	60,085	30,744	80,720
Capital lease obligations	245	60	145	40	—
Operating lease obligations	67,150	6,915	26,443	22,360	11,432
Purchase obligations	18,178	11,209	6,969	—	—
Uncertain tax positions	642	19	623	—	—
Total	$845,945	$112,595	$310,973	$330,225	$92,152
Notes payable and related interest reflect the terms of the Amended and Restated Credit Agreement prior to the July 29, 2016 refinancing. The projected interest payments incorporate the forward LIBOR curve as of June 30, 2016. As a result of the subsequent event described in Note 11 to the accompanying condensed consolidated financial statements, $342 million of tranche A and $135 million of tranche A-2 term loans and the revolving credit facility will all mature by July 2019 resulting in a change to the future payment schedule for both principal and interest. The Company will repay $36 million in principal for both tranche A and tranche A-2 term loans over the next twelve months according to the amended repayment schedule.
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
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting.
However, giving full consideration to these weaknesses, and the additional analyses and other procedures we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

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
Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. As noted above, although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. Accordingly, until these weaknesses are remediated, we plan to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Securities Class Action. On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California.  The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive.  The name of the case is Welgus v. TriNet Group, Inc. et al.  No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff.  On February 1, 2016, Mr. Welgus filed an amended complaint.  The defendants named in the case are the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  Shortly before the scheduled date for the Company’s motion to dismiss the consolidated complaint, Mr. Welgus sought leave to further amend the consolidated complaint. The amended complaint was deemed filed by Mr. Welgus on April 1, 2016. The amended complaint expanded the class period to March 27, 2014 through February 29, 2016, and added as defendants the underwriters of the Company’s initial public offering and additional directors of the Company. The amended complaint generally alleges that the Company and other defendants caused damage to purchasers of the Company’s stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims.  On June 20, 2016, the Company filed a motion to dismiss the amended complaint in its entirety.  The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
Not applicable.
(b) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
April 1 - April 30, 2016	70,800	16.35	70,800	$80,470,801
May 1 - May 31, 2016	376,807	18.26	376,807	$73,591,997
June 1 - June 30, 2016	414,282	20.33	414,282	$65,169,359
Total	861,889

(1)
In May 2014, our board of directors authorized a program to repurchase in the aggregate up to $15 million of our outstanding common stock. Our board of directors subsequently approved incremental increases to our ongoing stock repurchase program of $30 million in November 2014, $50 million in June 2015 and $50 million in February 2016. In 2014 and 2015, we repurchased approximately $15 million and approximately $48.4 million, respectively, of our outstanding common stock. As of June 30, 2016 we had approximately $65.2 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation.

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

TRINET GROUP, INC.

Date: August 3, 2016	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: August 3, 2016	By:	/s/ William Porter
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