Form 10-Q
period 2016-09-30
TRINET GROUP INC
filed 2016-11-03
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, the registrant had 68,829,209 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$160,558	$166,178
Restricted cash	14,563	14,557
Prepaid income taxes	6,310	4,105
Prepaid expenses	13,018	8,579
Other current assets	2,173	1,359
Worksite employee related assets	847,545	1,373,386
Total current assets	1,044,167	1,568,164
Workers compensation receivable	40,578	29,204
Restricted cash and available for sale investments	122,378	101,806
Property and equipment, net	53,141	37,844
Goodwill	289,207	289,207
Other intangible assets, net	32,424	46,772
Other assets	18,431	19,452
Total assets	$1,600,326	$2,092,449
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,461	$12,904
Accrued corporate wages	29,039	28,963
Current portion of notes payable and borrowings under capital leases, net	36,497	32,970
Other current liabilities	11,960	11,402
Worksite employee related liabilities	842,552	1,369,497
Total current liabilities	938,509	1,455,736
Notes payable and borrowings under capital leases, net, less current portion	431,638	460,965
Workers compensation liabilities	138,912	105,481
Deferred income taxes	54,411	54,641
Other liabilities	7,941	7,545
Total liabilities	1,571,411	2,084,368
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.000025 per share stated value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.000025 per share stated value; 750,000,000 shares authorized; 69,659,283 and 70,371,425 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	522,910	494,397
Accumulated deficit	(493,574)	(485,595)
Accumulated other comprehensive loss	(421)	(721)
Total stockholders’ equity	28,915	8,081
Total liabilities and stockholders’ equity	$1,600,326	$2,092,449
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Professional service revenues	$110,493	$99,473	$332,489	$294,288
Insurance service revenues	659,964	568,535	1,916,753	1,639,305
Total revenues	770,457	668,008	2,249,242	1,933,593
Costs and operating expenses:
Insurance costs	609,422	534,481	1,775,784	1,535,678
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	50,142	37,540	139,881	111,582
Sales and marketing	41,470	44,997	133,978	123,740
General and administrative	22,477	17,726	69,078	48,991
Systems development and programming costs	8,124	6,991	20,970	21,849
Amortization of intangible assets	4,662	10,459	14,647	32,284
Depreciation	5,188	4,132	13,663	10,761
Total costs and operating expenses	741,485	656,326	2,168,001	1,884,885
Operating income	28,972	11,682	81,241	48,708
Other income (expense):
Interest expense and bank fees	(5,597)	(4,685)	(15,677)	(14,653)
Other, net	313	355	434	873
Income before provision for income taxes	23,688	7,352	65,998	34,928
Provision for income taxes	9,107	4,255	27,558	17,328
Net income	$14,581	$3,097	$38,440	$17,600
Net income per share:
Basic	$0.21	$0.04	$0.55	$0.25
Diluted	$0.20	$0.04	$0.53	$0.24
Weighted average shares:
Basic	70,187,989	70,237,737	70,478,266	70,247,035
Diluted	71,964,603	72,087,917	72,126,060	72,757,277

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$14,581	$3,097	$38,440	$17,600
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available for sale investments	(83)	11	166	48
Foreign currency translation adjustments	(42)	(130)	134	(239)
Total other comprehensive income (loss), net of tax	(125)	(119)	300	(191)
Comprehensive income	$14,456	$2,978	$38,740	$17,409

See accompanying notes.

TriNet Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$38,440	$17,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,810	42,036
Deferred income taxes	(346)	1,835
Stock-based compensation	20,169	12,991
Excess tax credits received from equity incentive plan activity	(2,591)	(20,327)
Changes in operating assets and liabilities:
Restricted cash and available for sale investments	(31,409)	(21,198)
Prepaid expenses and other current assets	(5,253)	(3,201)
Workers compensation receivables	(11,374)	3,294
Other assets	438	(14,585)
Accounts payable	4,538	2,522
Prepaid income taxes	386	27,574
Accrued corporate wages and other current liabilities	4,548	9,103
Workers compensation and other liabilities	33,856	47,419
Worksite employee related assets	525,841	768,010
Worksite employee related liabilities	(526,945)	(768,552)
Net cash provided by operating activities	78,108	104,521
Investing activities
Acquisitions of businesses	(300)	(4,750)
Purchases of restricted investments	(14,959)	(14,989)
Proceeds from maturities of restricted investments	25,790	1,275
Purchase of property and equipment	(27,942)	(14,747)
Net cash used in investing activities	(17,411)	(33,211)
Financing activities
Proceeds from issuance of notes payable	57,978	—
Payments for extinguishment of debt	(57,563)	—
Payment of debt issuance costs	(1,376)	—
Repayment of notes payable and capital leases	(27,506)	(40,493)
Proceeds from issuance of common stock on exercised options	3,584	6,464
Proceeds from issuance of common stock on employee stock purchase plan	2,304	2,723
Repurchase of common stock	(43,747)	(48,364)
Awards effectively repurchased for required employee withholding taxes	(2,672)	(576)
Excess tax credits received from equity incentive plan activity	2,591	20,327
Tax credit received for deductible IPO transaction costs	—	822
Net cash used in financing activities	(66,407)	(59,097)
Effect of exchange rate changes on cash and cash equivalents	90	(239)
Net increase in cash and cash equivalents	(5,620)	11,974
Cash and cash equivalents at beginning of period	166,178	134,341
Cash and cash equivalents at end of period	$160,558	$146,315

Supplemental disclosures of cash flow information
Cash paid for interest	$11,651	$11,378
Cash paid for income taxes, net	27,650	1,467
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	1,363	68
See accompanying notes.

TriNet Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (the Company or TriNet), a Delaware corporation incorporated in January 2000, provides comprehensive human resources (HR), solutions for small to midsize businesses, or SMBs, across a number of industries under a co-employment model. The Company’s HR solutions are designed to manage an increasingly complex set of HR regulations, costs, risks and responsibilities for its clients, allowing them to focus on operating and growing their core businesses. These HR solutions include offerings, such as multi-state payroll processing and tax administration, employee benefits programs (including health insurance and retirement plans), workers compensation insurance and claims management, federal, state and local labor, employment and benefit law compliance, risk mitigation, expense and time management, human capital consulting and other services.
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
Segment Information
The Company operates in one reportable segment. All of the Company’s service revenues are generated from external clients. Less than 1% of revenue is generated outside of the United States of America (U.S.). Substantially all of the Company’s long-lived assets are located in the U.S.
Basis of Presentation
These unaudited condensed consolidated financial statements (Financial Statements) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, reflect all adjustments, consisting of normally recurring adjustments, necessary for fair presentation of the interim financial results of the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In addition, all intercompany accounts and transactions have been eliminated in consolidation. Therefore, these Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying unaudited condensed consolidated balance sheets present the current assets and current liabilities directly related to the processing of HR transactions as WSE-related assets and WSE-related liabilities, respectively. WSE-related assets consist of cash and investments restricted for current workers compensation claim payments, payroll funds collected, accounts receivable, unbilled service revenues, and refundable or prepaid amounts related to the Company-sponsored workers compensation and health plan programs. WSE-related liabilities consist of client prepayments, wages and payroll taxes accrued and payable, and liabilities related to the Company-sponsored workers compensation and health plan programs resulting from workers compensation case reserves, premium amounts due to providers for enrolled employees, and workers compensation and health reserves that are expected to be disbursed within the next 12 months.
Certain prior period amounts in the Financial Statements have been reclassified to conform to the current presentation. The results of the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs, and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The Company adopted these ASUs as of March 31, 2016. The adoption of these ASUs resulted in a reclassification of unamortized debt issuance costs of $2.4 million from other current assets to current portion of notes payable and borrowings under capital leases and $3.4 million from other assets to notes payable and borrowings under capital leases, less current portion, as of December 31, 2015. Unamortized debt issuance costs related to the Company’s revolving credit facility will remain classified as an other asset in the accompanying consolidated balance sheets. The adoption of this guidance did not have any impact on the Company’s consolidated statements of operations, comprehensive income or cash flows.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Identifying Performance Obligations and Licensing and ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, respectively, providing further clarification to be considered when implementing ASU 2014-09. The Company has not yet selected a method of adoption and is currently evaluating the effect that the amendments will have on the consolidated financial statements.
NOTE 2. WORKSITE EMPLOYEE-RELATED ASSETS AND LIABILITIES
The following schedule presents the components of the Company’s WSE-related assets and WSE-related liabilities (in thousands):

	September 30, 2016	December 31, 2015
Worksite employee-related assets:
Restricted cash	$113,934	$92,917
Restricted investments	2,319	3,819
Payroll funds collected	442,329	859,322
Unbilled revenue, net of advance collections of $5,504 and $11,875 at September 30, 2016 and December 31, 2015, respectively	268,480	213,837
Accounts receivable, net of allowance for doubtful accounts of $430 and $1,158 at September 30, 2016 and December 31, 2015, respectively	4,701	5,060
Prepaid health plan expenses	6,692	8,088
Workers compensation receivables	1,860	2,428
Prepaid workers compensation expenses	3,057	744
Other payroll assets	4,173	187,171
Total worksite employee-related assets	$847,545	$1,373,386
Worksite employee-related liabilities:
Unbilled wages accrual	$254,267	$202,396
Payroll taxes payable	312,097	883,608
Health benefits payable	131,038	128,028
Customer prepayments	38,143	57,758
Workers compensation payable	64,432	66,174
Other payroll deductions	42,575	31,533
Total worksite employee-related liabilities	$842,552	$1,369,497
Other payroll assets and payroll taxes payable above include a receivable due from one client at December 31, 2015 for $181 million related to an end of year payroll tax liability for which funding was received in January 2016.
Payroll taxes payable, workers compensation payable and health benefits payable also include the related amounts of approximately 2,500 Company employees.

NOTE 3. WORKERS COMPENSATION ASSETS AND LIABILITIES
The Company has agreements with various insurance carriers to provide workers compensation insurance coverage for worksite employees, including agreements in which either the Company retains custody of funds in restricted accounts or remits funds to carriers to pay future claims. Insurance carriers are responsible for administrating and paying claims. The Company is responsible for reimbursing each carrier up to a deductible limit per occurrence. Assets held by third parties to cover claim liabilities represent prefunded claim obligations paid to carriers in excess of estimated total claim liabilities and are applied to incurred claims. Any excess claim funds held by the carrier can be returned to the Company based on their agreements with the Company.
The following summarizes the activities in the balance sheet for unpaid claims and claims adjustment expenses within workers compensation assets and liabilities (in thousands):

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Liability for unpaid claims and claims adjustment at beginning of period	$190,102	$148,034
Incurred related to:
Current year	78,063	89,137
Prior years	12,951	26,391
Total incurred	91,014	115,528
Paid related to:
Current year	(9,016)	(16,376)
Prior years	(49,593)	(57,084)
Total paid	(58,609)	(73,460)

Liability for unpaid claims and claims adjustment at end of period	$222,507	$190,102

Assets held by third parties to cover claim liabilities	(73,277)	(58,522)
Workers compensation premiums and other liabilities	12,761	9,455
Other workers compensation assets	(1,085)	(1,012)
Total net workers compensation liabilities	$160,906	$140,023

Location on Condensed Consolidated Balance Sheet:
Workers compensation liabilities
Current portion included in worksite employee-related liability	$64,432	$66,174
Long term portion	138,912	105,481
Total workers compensation liabilities	$203,344	$171,655

Workers compensation receivables
Current portion included in worksite employee-related asset	$(1,860)	$(2,428)
Long term portion	(40,578)	(29,204)
Total workers compensation receivables	$(42,438)	$(31,632)

Total net workers compensation liabilities	$160,906	$140,023

Incurred claims related to prior years represent changes in estimates for ultimate losses on workers compensation claims.

As of September 30, 2016 and December 31, 2015, the company recorded $59.8 million and $49.8 million, respectively, in restricted cash and restricted investments within WSE-related assets in the accompanying condensed consolidated balance sheets. In addition, at September 30, 2016 and December 31, 2015, $122.4 million and $101.8 million, respectively, were recorded as restricted long-term cash and available for sale investments. These funds remain restricted until the plan year to which they relate are settled.

NOTE 4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
At September 30, 2016, the Company’s noncurrent restricted cash and available for sale investments totaling $122.4 million, includes $54.0 million of available for sale marketable securities and $68.4 million of cash. At December 31, 2015, the Company’s noncurrent restricted cash and available for sale investments totaling $101.8 million, includes $63.1 million of available for sale marketable securities and $38.7 million of cash. The Company’s restricted investments within WSE-related assets include $2.3 million of certificates of deposit as of September 30, 2016 and December 31, 2015. The available for sale marketable securities as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016:
U.S. treasuries	$53,376	$152	$(12)	$53,516
Mutual funds	500	9	—	509
Total investments	$53,876	$161	$(12)	$54,025
December 31, 2015:
U.S. treasuries	$64,226	$9	$(144)	$64,091
Mutual funds	500	4	—	504
Total investments	$64,726	$13	$(144)	$64,595

There were no realized gains or losses for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, all of the Company's U.S. treasuries had contractual maturity dates of less than three years.
As of September 30, 2016 and December 31, 2015, the Company had de minimis and $0.1 million in gross unrealized losses, respectively, in its U.S. Treasury securities. The fair value of the securities in an unrealized loss position represented approximately 28% and 81% of the total fair value of all U.S. Treasury securities as of September 30, 2016 and December 31, 2015, respectively. Unrealized losses are principally caused by changes in interest rates. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As the Company has the ability and intent to hold debt securities until recovery, or for the foreseeable future as classified as available for sale, no decline was deemed to be other-than-temporary.
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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Level I	Level II	Level III
September 30, 2016:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	53,516	53,516	—	—
Mutual funds	509	509	—	—
Total	$56,344	$56,344	$—	$—
December 31, 2015:
Certificates of deposit	$2,319	$2,319	$—	$—
U.S. treasuries	64,091	64,091	—	—
Mutual funds	504	504	—	—
Total	$66,914	$66,914	$—	$—

There were no transfers between Level I and Level II assets during the nine months ended September 30, 2016 or the year ended December 31, 2015.
As of September 30, 2016 and December 31, 2015, certificates of deposit were held by domestic financial institutions, which are presented as restricted investments within WSE-related assets as described in Note 2.
The carrying value of the Company’s financial instruments not measured at fair value, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, approximates fair value due to their relatively short term nature. The fair value of these instruments would be categorized as Level II of the fair value hierarchy, with the exception of cash and cash equivalents, and restricted cash, which would be categorized as Level I.
At September 30, 2016 and December 31, 2015, the carrying value of the Company’s notes payable of $472.5 million and $499.6 million, respectively, approximated fair value. The estimated fair values of the Company’s notes payable are considered a Level II valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.
NOTE 5. NOTES PAYABLE AND BORROWINGS UNDER CAPITAL LEASES
As of September 30, 2016, notes payable and borrowings under capital leases consisted of the following (in thousands):

	September 30, 2016	December 31, 2015	Annual Contractual Interest Rate		Effective Interest Rate	Maturity Date
Term loan A	$337,500	$351,563	3.09%	(1)	3.15%	July 2019
Term loan B	—	148,000	N/A		N/A	July 2017
Term loan A-2	135,000	—	2.97%	(2)	2.99%	July 2019
Total term loans	472,500	499,563
Deferred loan costs	(4,490)	(5,781)
Capital leases	125	153
Less: current portion of notes payable and borrowings under capital leases	(36,497)	(32,970)
Long term portion	$431,638	$460,965

(1)	Bears interest at LIBOR plus 2.25% or the prime rate plus 1.25% at the Company's option, subject to certain rate adjustments based upon the Company's total leverage ratio.

(2)	Bears interest at LIBOR plus 2.125% or the prime rate plus 1.125% at the Company's option, subject to certain rate adjustments based upon the Company's total leverage ratio.
In July 2016, the Company refinanced its Amended and Restated First Lien Credit Agreement (Credit Agreement). The Company exchanged its $135 million of outstanding tranche B term loans maturing July 2017 with substantially the same amount of the new tranche A-2 term loans maturing July 2019. The $342 million of existing tranche A term loans and the $75 million revolving credit facility were not changed. As part of the $135 million refinancing transaction, $57.6 million was recorded as an extinguishment, and $77.0 million was rolled over into the new tranche A-2 term loans and was treated as a debt modification.
The proceeds of the tranche A-2 term loans were used to (i) refinance the remaining tranche B term loans outstanding under the Credit Agreement and (ii) pay related fees and expenses. As a result of this refinancing, approximately $1.4 million in fees and costs were incurred, of which $0.8 million were recorded as deferred loan costs with the remainder expensed. Also as a result of this refinancing, the Company expensed $0.3 million of the loan fees associated with a previous refinancing of the Company's Credit Agreement.
The Company is required to pay a commitment fee of 0.50%, subject to decrease to 0.375% based on its total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
The Company is permitted to make voluntary prepayments at any time without payment of a premium. The Company is required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), and (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions).
The Tranche A and A-2 term loans will be repaid in quarterly installments in aggregate annual amounts as follows (in thousands):

Year ending December 31:
2016	$9,563
2017	38,250
2018	41,438
2019	383,249
Total	$472,500
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 and a maximum total leverage ratio, currently at 4.25 to 1.00. The Company was in compliance with these financial covenants under the credit facilities at September 30, 2016.
The credit facility is secured by substantially all of the Company’s assets and the assets of the borrower and its subsidiaries, other than specifically excluded assets.
NOTE 6: STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
In 2000, the Company established the 2000 Equity Incentive Plan (the 2000 Plan), which provided for granting incentive stock options, nonstatutory stock options, bonus awards and restricted stock awards to eligible employees, directors, and consultants of the Company. In December 2009, the board of directors approved the 2009 Equity Incentive Plan (the 2009 Plan) as the successor to and continuation of the 2000 Plan. As of the 2009 Plan effective date, remaining shares available for issuance under the 2000 Plan were cancelled and became available for issuance under the 2009 Plan. No additional stock awards will be granted under the 2000 Plan. The 2009 Plan provides for the grant of the following awards to eligible employees, directors, and consultants: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. Incentive stock options may only be granted to employees. Non-employee directors are eligible to receive restricted stock units (RSUs) automatically at designated intervals over their period of continuous service on the board of directors. The 2009 Plan, as amended, provides that the number of shares reserved for issuance under the 2009 Plan will increase on January 1 of each year for a period of up to five years by 4.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, which will begin on January 1, 2015 and continue through January 1, 2019. On January 1, 2016, an additional 3,166,714 shares were automatically reserved for issuance under the amended 2009 Plan.
Stock Options
The exercise price per share of all incentive stock options granted under the 2000 Plan and the 2009 Plan must be at least equal to the fair market value of the shares at the date of grant as determined by the board of directors. Options generally have a maximum contractual term of 10 years. For employees who hold greater than 10% of the stock or voting power of the Company, incentive stock options are granted at 110% of fair market value and have a maximum term of five years. Options granted to non-employee directors upon their initial election or appointment generally vest at the rate of 33% of the total options granted on the first anniversary of the option grant date, with 1/36 of the total options granted vesting each month thereafter. All other options granted to non-employee directors generally fully vest on the first anniversary of the option grant date. Before 2015, options granted to employees generally vested over four years with 25% of the total options granted vesting on the first anniversary of the grant date with the remaining options vesting in equal monthly installments over the three years thereafter. Starting in 2015, options granted to newly hired employees generally vest at a rate of 25% of the total options granted on the first anniversary of the grant date with 1/16 of the total options granted vesting on the 15th day of the second month of each calendar quarter thereafter. Options granted to existing employees generally vest at a rate of 1/16 of the total options granted on the 15th day of the second month of each calendar quarter following the grant date.
Restricted Stock Units
The fair value of Company RSUs is equal to the fair value of the Company’s common stock on the grant date. RSUs granted to non-employee directors generally fully vest on the first anniversary of the grant date. RSUs granted to newly hired employees generally vest at a rate of 25% of the total RSUs granted on the first anniversary of the grant date with 1/16 of the total RSUs granted vesting on the 15th day of the second month of each calendar quarter thereafter.  RSUs granted to existing employees generally vest at a rate of 1/16 of the total RSUs granted on the 15th day of the second month of each calendar quarter following the grant date.
Performance-based Restricted Stock Units
In March 2015, the Company granted performance-based restricted stock units (PSUs) to its executives. Performance is measured in tranches under these PSUs over 12-month, 24-month and 36-month periods that each start on January 1, 2015. PSUs are credited following each tranche measurement period and are capped at 150% of the total PSU target grant for the first and second measurement period. The maximum potential earned amount tied to the full three-year performance period is capped at 200% of the total PSU target grant. The PSUs will be credited and ultimately vest over the three tranche measurement periods under the PSUs based on the Company’s attainment of financial performance goals as well as the executive's continued employment through each vesting date. Cumulative financial performance metrics and goals are established for these awards at the grant date and the tranche of each award related to that period’s performance goal is treated as a separate grant for accounting purposes. The financial performance metric established for the performance awards is cumulative annual growth rate in the Company’s net service revenues. These values are being recognized over the 12-month, 24-month and 36-month tranche measurement periods of the PSUs. The Company began recording stock-based compensation expense for these tranches in March 2015 based on the grant date fair values of the PSUs, adjusted for forfeitures, when the financial performance goals were established. In addition, these compensation expenses are recognized ratably over the vesting period based on the probability of the number of awards expected to vest at each reporting date.
Equity incentive plan activity for the nine months ended September 30, 2016 is summarized as follows:

Equity Incentive Plan Activity	Shares Available for Grant
Balance at December 31, 2015	4,991,583
Authorized	3,166,714
Granted	(2,195,407)
Forfeited	400,766
Expired	65,626
Shares withheld for taxes and not issued	151,826
Balance at September 30, 2016	6,581,108

The following table summarizes stock option activity under the Company’s equity-based plans for the nine months ended September 30, 2016:

Stock Option Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	4,446,149	$8.96	7.56	$52,108
Exercised	(931,330)	3.85
Forfeited	(231,625)	18.45
Expired	(65,626)	28.59
Balance at September 30, 2016	3,217,568	$9.35	6.88	$42,872

Exercisable at September 30, 2016	2,126,351	$7.33	6.61	$31,741
Vested and expected to vest at September 30, 2016	3,160,624	$9.21	6.86	$42,442
There were no stock options granted during the nine months ended September 30, 2016. The weighted average grant date fair value of stock options granted during the three months ended September 30, 2015 was $8.09 per share. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2015 was $12.85 per share. The total grant date fair value of options vested for the three months ended September 30, 2016 and 2015 was $1.6 million and $1.8 million, respectively. The total grant date fair value of options vested for the nine months ended September 30, 2016 and 2015 was $5.3 million and $7.5 million, respectively.
The total intrinsic value of options exercised for the three months ended September 30, 2016 and 2015 was $5.7 million and $7.3 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2016 and 2015 was $13.9 million and $50.3 million, respectively. Cash received from options exercised during the nine months ended September 30, 2016 and 2015 was $3.6 million and $6.5 million, respectively. The exercise price of all options granted was equal to the fair value of the common stock on the date of grant.
As of September 30, 2016, unrecognized compensation expense, net of forfeitures, associated with nonvested options outstanding was $7.2 million and is expected to be recognized over a weighted average period of 1.56 years.
The following table summarizes RSU activity under the Company’s equity-based plans for the nine months ended September 30, 2016:

Restricted Stock Unit Activity	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	956,687	$28.03
Granted	2,195,407	$18.09
Vested	(511,210)	$24.13
Forfeited	(145,267)	$22.95
Nonvested at September 30, 2016	2,495,617	$20.37
The total grant date fair value of RSUs granted in the three months ended September 30, 2016 and 2015 was $3.8 million and $3.0 million, respectively. The total grant date fair value of RSUs granted in the nine months ended September 30, 2016 and 2015 was $39.7 million and $27.9 million, respectively. The total grant date fair value of RSUs vested in the three months ended September 30, 2016 and 2015 was $3.7 million and $1.2 million, respectively. The total grant date fair value of RSUs vested in the nine months ended September 30, 2016 and 2015 was $12.3 million and $2.3 million, respectively. As of September 30, 2016, unrecognized compensation expense, net of forfeitures, associated with the nonvested RSUs outstanding was $45.3 million, and is expected to be recognized over a weighted average period of 2.90 years.

The following table summarizes PSU activity under the Company’s equity-based plans for the nine months ended September 30, 2016:

Performance Based Restricted Stock Unit Activity	Number of Units	Weighted Average Grant Date Fair Value
Outstanding units at December 31, 2015	173,286	$33.51
Granted	—	$—
Units converted	—	$—
Forfeited	(23,874)	$33.51
Outstanding units at September 30, 2016	149,412	$33.51
As of September 30, 2016, there was $0.5 million of total unrecognized compensation expense, net of estimated forfeitures, associated with nonvested PSUs outstanding, which is expected to be recognized over a period of 1.25 years.
Employee Stock Purchase Plan
The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) in February 2014, which became effective on March 26, 2014. The ESPP was approved with a reserve of 1.1 million shares of common stock for future issuance under various terms provided for in the ESPP, which will automatically increase on January 1 of each year from 2015 through 2024 by the lesser of 1% of the total number of shares outstanding on December 31 of the preceding calendar year or 1,800,000 shares. On January 1, 2016, an additional 703,714 shares were automatically reserved for issuance under the ESPP. The purchase price is equal to the lesser of 85% of the fair market value of the common stock on the offering date and 85% of the fair market value of the common stock on the applicable purchase date.  Offering periods are six months in duration and will end on or about May 15 and November 15 of each year. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. During the nine months ended September 30, 2016, employees purchased 147,354 shares under the ESPP at a price of $15.64 per share for cash proceeds of $2.3 million.
Stock Repurchases
In May 2014, the board of directors authorized a program to repurchase in the aggregate up to $15 million of the Company's outstanding common stock. The board of directors subsequently approved incremental increases to the ongoing stock repurchase program of an additional $30 million in November 2014, an additional $50 million in June 2015 and an additional $50 million in February 2016. In 2015, the Company repurchased approximately $48.4 million of its outstanding common stock. During the nine months ended September 30, 2016, the Company repurchased 2,150,210 shares of common stock for $43.7 million. As of September 30, 2016, $37.9 million remained available for further repurchases of the Company’s common stock under the Company’s ongoing stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation.
Stock-Based Compensation
Stock-based compensation expense of $20.2 million and $13.0 million was recognized for the nine months ended September 30, 2016 and 2015, respectively. Income tax benefit of $7.1 million and $4.2 million was recognized relating to stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. The tax benefit realized from stock options exercised was $4.1 million and $16.4 million for the nine months ended September 30, 2016 and 2015, respectively.
The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Stock Option Assumptions	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	N/A	6.11	N/A	6.08-6.11
Expected volatility	N/A	46%	N/A	39-46%
Risk-free interest rate	N/A	1.62%	N/A	1.62-1.96%
Expected dividend yield	N/A	0%	N/A	0%

ESPP Assumptions	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	43%	43%	43-76%	34-43%
Risk-free interest rate	0.38%	0.08%	0.33-0.38%	0.07-0.08%
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation expense for stock-based awards made to the Company’s employees pursuant to the equity plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of providing services	$1,605	$1,079	$5,044	$3,051
Sales and marketing	1,491	1,029	5,119	3,255
General and administrative	2,544	1,633	8,161	5,497
Systems development and programming costs	624	447	1,845	1,188
	$6,264	$4,188	$20,169	$12,991
NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$14,581	$3,097	$38,440	$17,600
Weighted average shares of common stock outstanding	70,188	70,238	70,478	70,247
Basic EPS	$0.21	$0.04	$0.55	$0.25
Net income	$14,581	$3,097	$38,440	$17,600
Weighted average shares of common stock	70,188	70,238	70,478	70,247
Dilutive effect of stock options and restricted stock units	1,777	1,850	1,648	2,510
Weighted average shares of common stock outstanding	71,965	72,088	72,126	72,757
Diluted EPS	$0.20	$0.04	$0.53	$0.24

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	817	1,321	912	957
NOTE 8. INCOME TAXES
The Company is subject to income taxation in the United States and Canada. However, business is conducted primarily in the United States. The effective income tax rate differs from the statutory rate primarily due to state taxes, non-deductible stock-based compensation, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. The Company makes estimates and judgments about its future taxable income based on assumptions that are included in the Company’s plans. Should the actual amounts differ from these estimates, the amount of the valuation allowance could be materially affected.
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

The Company’s effective income tax rate was 38.4% and 57.9% for the three months ended September 30, 2016 and 2015, respectively, and 41.8% and 49.6% for the nine months ended September 30, 2016 and 2015, respectively. The decrease is primarily due to a tax benefit related to prior year state income tax adjustments recorded in the three months ended September 30, 2016 and an expense related to revaluation of deferred taxes resulting from regulatory state tax law changes recorded in the three months ended September 30, 2015.
The Company is subject to taxation under the laws of the U.S. and various state and local jurisdictions, as well as Canada. The Company is not subject to any material income tax examinations by U.S. federal or state tax authorities for tax years beginning prior to January 1, 2011. The Company paid assessments of tax related to the disallowance of employment tax credits totaling $10.5 million in connection with the Internal Revenue Service's (IRS) examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. On June 28, 2016, the Company filed a complaint in the United States District Court for the Middle District of Florida seeking a refund of the amounts previously paid to the IRS. With regard to these employment tax credits, the Company believes it is more likely than not that the Company will prevail in having these amounts refunded from the tax authorities. Therefore, no reserve has been recognized related to this matter.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office facilities, including its headquarters and other facilities, and equipment under non-cancelable operating leases. The Company also leases certain software and furniture, fixtures, and equipment under capital leases. The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid. Rent expense for the three months ended September 30, 2016 and 2015 was $4.3 million and $3.2 million, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $12.2 million and $9.5 million, respectively.
Operating Covenants
To meet various states’ licensing requirements and maintain accreditation by the Employer Services Assurance Corporation, the Company is subject to various minimum working capital and net worth requirements. As of September 30, 2016, the Company believes it has fully complied in all respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, the Company has maintained positive working capital throughout the period covered by the financial statements.
Contingencies
On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive.  The name of the case is Welgus v. TriNet Group, Inc. et al.  No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff.  On February 1, 2016, Mr. Welgus filed a consolidated complaint. The defendants named in that complaint were the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  Shortly before the scheduled date for the Company’s motion to dismiss the consolidated complaint, Mr. Welgus sought leave to further amend the consolidated complaint. The amended complaint was deemed filed by Mr. Welgus on April 1, 2016. The amended complaint expanded the class period to March 27, 2014 through February 29, 2016, and added as defendants the underwriters of the Company’s initial public offering and additional directors of the Company. The amended complaint generally alleges that the Company and other defendants caused damage to purchasers of the Company’s stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims. On June 20, 2016, the Company filed a motion to dismiss the amended complaint in its entirety.  On August 19, 2016, Mr. Welgus filed an opposition to the motion, which is now fully briefed and set for a hearing before the Court on November 3, 2016. The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus.
The Company is and, from time to time, has been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of its business, including disputes with its clients or various class action, collective action, representative action and other proceedings arising from the nature of its co-employment relationship with its clients and WSEs in which the Company is named as a defendant. In addition, due to the nature of the Company’s co-

employment relationship with its clients and WSEs, the Company could be subject to liability for federal and state law violations, even if the Company does not participate in such violations. While the Company’s agreements with its clients contain indemnification provisions related to the conduct of its clients, the Company may not be able to avail itself of such provisions in every instance.
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
NOTE 10. RELATED PARTY TRANSACTIONS
The Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has received $5.7 million and $3.3 million in total revenues from such related parties during the nine months ended September 30, 2016 and 2015, respectively.
The Company has entered into various software license agreements with a software service provider who has a board member in common with TriNet. The Company paid the software service provider $6.1 million and $4.1 million during the nine months ended September 30, 2016 and 2015, for services it received, respectively.

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
As of September 30, 2016, we served over 13,000 clients in all 50 states, the District of Columbia and Canada, and co-employed approximately 334,000 WSEs. Our clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. Our sales and marketing, client services and product development teams are increasingly focused on specific industry verticals. This vertical approach gives us a deeper understanding of the HR needs facing SMBs in particular industries, which better enables us to provide HR solutions and services tailored to the specific needs of clients in these verticals. We conduct our business primarily in the United States.
For the three months ended September 30, 2016 and 2015, our total revenues were $770.5 million and $668.0 million, respectively. Our total revenues consist of professional service revenues and insurance service revenues. For each of the three months ended September 30, 2016 and 2015, 14% and 15% of our total revenues, respectively, consisted of professional service revenues, and 86% and 85% of our total revenues, respectively, consisted of insurance service revenues. For each of the nine months ended September 30, 2016 and 2015, 15% of our total revenues consisted of professional service revenues, and 85% of our total revenues consisted of insurance service revenues, respectively. We recognize as professional service revenues the fees we earn for providing our clients with a comprehensive suite of HR professional services, but do not include payroll amounts paid to us by clients as these are paid out to WSEs or remitted to taxing and other authorities. We recognize as insurance service revenues all insurance-related billings and administrative fees collected from clients and withheld from WSEs. We pay premiums to third-party insurance carriers for client and WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. These premiums and reimbursements are classified as insurance costs on our statements of operations.

We sell our services primarily through our direct sales organization, which consists of sales representatives who focus on serving clients in specific industry vertical markets. For the three months ended September 30, 2016 and 2015, our sales and marketing expenses were $41.5 million and $45.0 million, respectively, or 5% and 7% of our total revenues, respectively, in each period, and 26% and 34% of our Net Service Revenues (as defined below) in such periods, respectively. For the nine months ended September 30, 2016 and 2015, our sales and marketing expenses were $134.0 million and $123.7 million, respectively, or 6% of our total revenues in each period and 28% and 31% of our Net Service Revenues in each period, respectively.
We have made significant investments in our proprietary, cloud-based HR systems, including implementing client information and management software to provide our clients with enhanced features and functionality. For the three months ended September 30, 2016 and 2015, our systems development and programming costs were $8.1 million and $7.0 million, respectively. For the nine months ended September 30, 2016 and 2015, our systems development and programming costs were $21.0 million and $21.8 million, respectively. For each of the three and nine months ended September 30, 2016, our systems development and programming costs were 1% of our total revenues and 5% and 4% of our Net Service Revenues, respectively. For each of the three and nine months ended September 30, 2015, our systems development and programming costs were 1% of our total revenues and 5% of our Net Service Revenues, respectively. We plan to continue to invest to upgrade and improve our technology offerings, including enhancements of our solutions to address specific needs of clients in our key vertical markets, as we believe the continued improvement of our technology provides TriNet with the ability to drive operating efficiencies while improving our clients’ experience. We will leverage our existing online technology offerings to build additional products and features, including a full-service mobile platform, standard APIs for selected third party offerings, improved client experience for key processes, and retirement of legacy software systems from acquisitions and migration of clients to the primary TriNet software system.
Key Financial and Operating Metrics
We regularly review certain key financial and operating metrics to evaluate growth trends, measure our performance and make strategic decisions. These key financial and operating metrics may change over time. Our key financial and operating metrics as of and for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Financial and Operating Metrics	2016	2015	2016	2015
Net Insurance Service Revenues (in thousands)	$50,542	$34,054	$140,969	$103,627
Net Service Revenues (in thousands)	$161,035	$133,527	$473,458	$397,915
Total WSEs	333,778	314,930
Total Sales Representatives	406	479
Net Insurance Service Revenues and Net Service Revenues
We define Net Insurance Service Revenues as insurance service revenues less insurance costs. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. Our total revenues on a GAAP basis represent the total amount invoiced by us to our clients, net of direct pass-through costs such as payroll and payroll tax payments, for the services we provide to our clients. Our insurance costs include the premiums we pay to third-party insurance carriers for the insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable. We act principally as the service provider, adding value in the execution and procurement of these services to our clients. Net Insurance Service Revenues has served as the primary indicator of our ability to source, add value and offer benefit services to our clients and WSEs through third-party insurance carriers, and has been considered by management to be a key performance measure. Net Service Revenues has also served as a key performance measure as it provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. In addition, management believes measuring operating costs as a function of Net Service Revenues has historically provided a useful metric, as we believe it has enabled evaluation of the performance of our business. See “Non-GAAP Financial Results” for information regarding the limitations of using Net Insurance Service Revenues and Net Service Revenues as financial measures and for a reconciliation to total revenues, the most directly comparable financial measure calculated in accordance with GAAP.

Total WSEs
We define Total WSEs at the end of a given fiscal period as the total number of WSEs paid in the last calendar month of the fiscal period. Historically, comparing our Total WSEs at the end of a fiscal period to that of prior periods has served as an indicator of our success in growing our business, both organically and through the integration of acquired businesses, and retaining clients. While our Total WSEs paid in the last calendar month of the fiscal period has also historically been a leading indicator of our anticipated revenues for future fiscal periods, anticipated revenues for future fiscal periods can diverge from total WSEs paid due to pricing differences across our HR solutions and services.
Total Sales Representatives
Our direct sales force consists of sales representatives who focus on serving clients in specific industry vertical markets. We define Total Sales Representatives at the end of a given fiscal period as the total number of our direct sales force employees at that date. Historically, comparing our Total Sales Representatives at the end of a fiscal period to our Total Sales Representatives at the end of a prior fiscal period has served as an indicator of our success in growing our business. More recently, we have made efforts to improve the productivity of our sales force by establishing National Vertical Vice Presidents, individuals accountable for the entire sales performance of their assigned industry verticals. These leaders have consciously slowed down hiring while they assessed, recalibrated and realigned their teams. This led to the decrease in Total Sales Representatives for the nine months ended September 30, 2016. While having a productive direct sales force is important to the success of our business, we no longer rely on the absolute number of sales representatives by itself as an indicator of the growth of our revenues or our business overall.
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
Non-GAAP Financial Results
We use Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income to provide an additional view of our operational performance. Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are financial measures that are not prepared in accordance with GAAP. We define Net Insurance Service Revenues as insurance service revenues less insurance costs, which include the premiums we pay to insurance carriers for the health and workers compensation insurance coverage provided to our clients and WSEs and the reimbursements we pay to the insurance carriers for claim payments within our insurance deductible layer. We define Net Service Revenues as the sum of professional service revenues and Net Insurance Service Revenues. We define Adjusted EBITDA as net income, excluding the effects of our income tax provision, interest expense, depreciation, amortization of intangible assets and stock-based compensation expense. We define Adjusted Net Income as net income, excluding the effects of our effective income tax rate, stock-based compensation, amortization of intangible assets, non-cash interest expense, and the income tax effect of these pre-tax adjustments at our effective tax rate. For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates and, in the third quarter of 2015, an increase in blended state rates, we have adjusted the effective tax rate to 42.5% for the three and nine month periods ended September 30, 2016, from 41.5% for three and nine month periods ended September 30, 2015. Each of these effective tax rates exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state law changes. Non-cash interest expense represents amortization and write-off of our debt issuance costs.
We believe that Net Insurance Service Revenues, Net Service Revenues, Adjusted EBITDA and Adjusted Net Income are useful for our stockholders and board of directors by helping them to identify trends in our business and understand how our management evaluates our business. We believe that Net Insurance Service Revenues provides a useful measure of revenues from our provision of cost effective insurance services to our clients that eliminates the cost of insurance. We believe that Net Service Revenues provides a useful measure of total revenues for the two main components of our revenues calculated on a consistent basis. We believe that the use of Adjusted EBITDA and Adjusted Net Income provides useful period-to-period comparisons and analysis of trends in our business, as they exclude certain non-cash expenses. We use Net Insurance Service Revenues, Net Service Revenues and Adjusted EBITDA to monitor and evaluate our operating results and trends on an ongoing basis and internally for operating, budgeting and financial planning purposes, in addition to allocating our resources to enhance the financial performance of our business and evaluating the effectiveness of our business strategies. We also use Net Service Revenues and Adjusted EBITDA in determining the incentive compensation for management.
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

The table below sets forth a reconciliation of GAAP insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Insurance service revenues	$659,964	$568,535	$1,916,753	$1,639,305
Less: Insurance costs	609,422	534,481	1,775,784	1,535,678
Net Insurance Service Revenues	$50,542	$34,054	$140,969	$103,627
The table below sets forth a reconciliation of GAAP total revenues to Net Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenues	$770,457	$668,008	$2,249,242	$1,933,593
Less: Insurance costs	609,422	534,481	1,775,784	1,535,678
Net Service Revenues	$161,035	$133,527	$473,458	$397,915
 The table below sets forth a reconciliation of GAAP net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$14,581	$3,097	$38,440	$17,600
Provision for income taxes	9,107	4,255	27,558	17,328
Stock-based compensation	6,264	4,188	20,169	12,991
Interest expense and bank fees	5,597	4,685	15,677	14,653
Depreciation	5,188	4,132	13,663	10,761
Amortization of intangible assets	4,662	10,459	14,647	32,284
Adjusted EBITDA	$45,399	$30,816	$130,154	$105,617
The table below sets forth a reconciliation of GAAP net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$14,581	$3,097	$38,440	$17,600
Effective income tax rate adjustment	(960)	1,204	(491)	2,833
Stock-based compensation	6,264	4,188	20,169	12,991
Amortization of intangible assets	4,662	10,459	14,647	32,284
Non-cash interest expense	1,559	799	3,183	2,820
Income tax impact of pre-tax adjustments	(5,306)	(6,410)	(16,150)	(19,959)
Adjusted Net Income	$20,800	$13,337	$59,798	$48,569

Basis of Presentation and Key Components of Our Results of Operations
Total Revenues
Our total revenues consist of professional service revenues and insurance service revenues. For the three and nine months ended September 30, 2016, 14% and 15% of our total revenues consisted of professional service revenues and 86% and 85% of our total revenues consisted of insurance service revenues. For both the three and nine months ended September 30, 2015, 15% of our total revenues consisted of professional service revenues and 85% of our total revenues consisted of insurance service revenues.
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
Our insurance costs are a function of the type and terms of agreements that we enter into with the third-party insurance carriers that provide Company-sponsored insurance plans for our clients and WSEs. Our future premiums for fully-insured policies with respect to which our carriers set the premiums and for which we were not responsible for any deductible, which are referred to as ‘guaranteed cost’ policies, will be influenced by the WSE claims activity in prior periods and rate increases by our insurance carriers. For fully-insured policies with respect to which we agree to reimburse our carriers for any claims paid within our agreed-upon deductible layer, WSEs file claims with the carriers. The carriers are responsible for paying the claims up to the maximum coverage under the policies. The carriers and third-party administrators then seek reimbursement from us for payments of claims made on our behalf up to our deductible per incident for workers compensation claims, or up to limits to our exposure for individual claims and limits to our maximum aggregate exposure for claims in a given policy year in accordance with the terms of the underlying health insurance policies. In no event are we liable to pay claims directly to WSEs. As we evaluate the claims experience for each fiscal period, we adjust, as we deem necessary, our workers compensation and health benefits reserves, and this in turn has a corresponding impact on our insurance costs. As a result, our insurance costs fluctuate from period to period depending on the number and severity of the claims incurred by our WSEs in that period and prior periods. We expect our insurance costs to continue to increase in absolute dollars on an annual basis for the foreseeable future due to expected growth in WSEs, which will likely mean an increase in the absolute number of claims, and an increase in the cost of claims due to inflation or other factors. Insurance costs may fluctuate as a percentage of revenue from period to period for these and other reasons.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, commissions and related variable compensation expenses, commission payments to partners and the cost of marketing programs. Marketing programs consist of advertising, lead generation, marketing events, corporate communications, brand building and product marketing activities, as well as various incentivized partnership and referral programs. We expect our sales and marketing expenses to increase in absolute dollars at a slower rate than in the past three years. Recent efforts to improve the productivity of our sales force have led to a slowdown in sales force hiring, reduction in the size of our direct sales force, and slowed the growth of marketing expenses. Our sales and marketing expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.
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
Provision for Income Taxes
We are subject to taxation in the United States and Canada. We conduct our business primarily in the United States, and almost all of our clients are U.S. employers with a small percentage of Canadian employers. We also provide services with respect to certain of our U.S. clients’ employees in Canada. The percentage of our total revenues attributable to WSEs in Canada was less than 1% for each of three and nine months ended September 30, 2016 and 2015. Our effective tax rate differs from the statutory rate primarily due to state taxes, tax credits, non-deductible charges, changes in uncertain tax positions, and other discrete items. We make estimates and judgments about our future taxable income based on assumptions that are included in our plans. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially affected.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statement of Operations:	(in thousands)
Professional service revenues	$110,493	$99,473	$332,489	$294,288
Insurance service revenues	659,964	568,535	1,916,753	1,639,305
Total revenues	770,457	668,008	2,249,242	1,933,593
Costs and operating expenses:
Insurance costs	609,422	534,481	1,775,784	1,535,678
Cost of providing services (exclusive of depreciation and amortization of intangible assets) (1)	50,142	37,540	139,881	111,582
Sales and marketing (1)	41,470	44,997	133,978	123,740
General and administrative (1)	22,477	17,726	69,078	48,991
Systems development and programming costs (1)	8,124	6,991	20,970	21,849
Amortization of intangible assets	4,662	10,459	14,647	32,284
Depreciation	5,188	4,132	13,663	10,761
Total costs and operating expenses	741,485	656,326	2,168,001	1,884,885
Operating income	28,972	11,682	81,241	48,708
Other income (expense):
Interest expense and bank fees	(5,597)	(4,685)	(15,677)	(14,653)
Other, net	313	355	434	873
Income before provision for income taxes	23,688	7,352	65,998	34,928
Provision for income taxes	9,107	4,255	27,558	17,328
Net income	$14,581	$3,097	$38,440	$17,600

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of providing services	$1,605	$1,079	$5,044	$3,051
Sales and marketing	1,491	1,029	5,119	3,255
General and administrative	2,544	1,633	8,161	5,497
Systems development and programming costs	624	447	1,845	1,188
Total stock-based compensation expense	$6,264	$4,188	$20,169	$12,991

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of total revenues:
Professional service revenues	14%	15%	15%	15%
Insurance service revenues	86%	85%	85%	85%
Total revenues	100%	100%	100%	100%
Costs and operating expenses:
Insurance costs	79%	80%	79%	79%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	7%	6%	6%	6%
Sales and marketing	5%	7%	6%	6%
General and administrative	3%	3%	3%	3%
Systems development and programming costs	1%	1%	1%	1%
Amortization of intangible assets	1%	2%	1%	2%
Depreciation	1%	1%	1%	1%
Total costs and operating expenses	96%	98%	96%	97%
Operating income	4%	2%	4%	3%
Other income (expense):
Interest expense and bank fees	(1)%	(1)%	(1)%	(1)%
Other, net	0%	0%	0%	0%
Income before provision for income taxes	3%	1%	3%	2%
Provision for income taxes	1%	1%	1%	1%
Net income	2%	0%	2%	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of Net Service Revenues:
Professional service revenues	69%	74%	70%	74%
Net Insurance Service Revenues	31%	26%	30%	26%
Net Service Revenues	100%	100%	100%	100%
Other operating expenses:
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	31%	28%	30%	28%
Sales and marketing	26%	34%	28%	31%
General and administrative	14%	13%	15%	12%
Systems development and programming costs	5%	5%	4%	5%
Amortization of intangible assets	3%	8%	3%	8%
Depreciation	3%	3%	3%	3%
Total other operating expenses	82%	91%	83%	88%
Operating income	18%	9%	17%	12%
Other income (expense):
Interest expense and bank fees	(3)%	(4)%	(3)%	(4)%
Other, net	0%	0%	0%	0%
Income before provision for income taxes	15%	6%	14%	9%
Provision for income taxes	6%	3%	6%	4%
Net income	9%	2%	8%	4%

Three and Nine Months Ended September 30, 2016 and 2015
Total Revenues

	Three Months Ended September 30,		Change 2016 vs. 2015		Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Professional service revenues	$110,493	$99,473	$11,020	11%	$332,489	$294,288	$38,201	13%
Insurance service revenues	659,964	568,535	91,429	16%	1,916,753	1,639,305	277,448	17%
Total revenues	$770,457	$668,008	$102,449	15%	$2,249,242	$1,933,593	$315,649	16%

Key operating metrics:
Total WSEs	333,778	314,930	18,848	6%
Total Sales Representatives	406	479	(73)	(15)%
Total revenues increased by $102.4 million, or 15%, for the three months ended September 30, 2016 compared to the same period of the prior year, and by $315.6 million, or 16%, for the nine months ended September 30, 2016 compared to the same period of the prior year. For the three and nine months ended September 30, 2016, 14% and 15% of our total revenues consisted of professional service revenues, and 86% and 85% of our total revenues consisted of insurance service revenues.
Professional service revenues increased by $11.0 million, or 11%, for the three months ended September 30, 2016 compared to the same period of the prior year. The increase was mainly attributable to our increase in WSEs and an increase of 5% in average revenue per WSE. Professional service revenues increased by $38.2 million, or 13%, for the nine months ended September 30, 2016 compared to the same period of the prior year. The increase was mainly attributable to our increase in WSEs and an increase of 4% in average revenue per WSE.
Insurance service revenues increased by $91.4 million, or 16%, for the three months ended September 30, 2016 compared to the same period of the prior year. The increase was mainly attributable to our increase in WSEs and an increase of 9% in average revenue per WSE. Insurance service revenues increased by $277.4 million, or 17%, for the nine months ended September 30, 2016 compared to the same period of the prior year. The increase was mainly attributable to our increase in WSEs and an increase of 8% in average revenue per WSE.
Total WSEs at September 30, 2016 increased by 18,848, or 6%, compared to Total WSEs at September 30, 2015, which was primarily driven by a net increase in total clients. Our Total Sales Representatives decreased from 479 at September 30, 2015 to 406 at September 30, 2016, primarily due to our efforts to improve the efficiency of our sales force.
Insurance Costs

	Three Months Ended September 30,		Change 2016 vs. 2015		Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Insurance costs	$609,422	$534,481	$74,941	14%	$1,775,784	$1,535,678	$240,106	16%
Insurance costs increased $74.9 million, or 14%, for the three months ended September 30, 2016, compared to the same period of the prior year. The increase resulted from an increase in WSEs and an increase of 7% in average insurance cost per WSE for the three months ended September 30, 2016, primarily due to increased medical costs per WSE. Insurance costs increased $240.1 million, or 16%, for the nine months ended September 30, 2016, compared to the same period of the prior year. The increase resulted from an increase in WSEs and an increase of 6% in average insurance cost per WSE for the nine months ended September 30, 2016, primarily due to increased medical costs per WSE, partially offset by decreased workers compensation costs per WSE.
.

Net Insurance Service Revenues and Net Service Revenues

	Three Months Ended September 30,		Change 2016 vs. 2015		Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Insurance service revenues	$659,964	$568,535	$91,429	16%	$1,916,753	$1,639,305	$277,448	17%
Less: Insurance costs	609,422	534,481	74,941	14%	1,775,784	1,535,678	240,106	16%
Net Insurance Service Revenues	$50,542	$34,054	$16,488	48%	$140,969	$103,627	$37,342	36%

	Three Months Ended September 30,		Change 2016 vs. 2015		Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Total revenues	$770,457	$668,008	$102,449	15%	$2,249,242	$1,933,593	$315,649	16%
Less: Insurance costs	609,422	534,481	74,941	14%	1,775,784	1,535,678	240,106	16%
Net Service Revenues	$161,035	$133,527	$27,508	21%	$473,458	$397,915	$75,543	19%
For the reasons described in our insurance service revenues and costs commentary, our Net Insurance Service Revenues increased by $16.5 million, or 48%, for the three months ended September 30, 2016 as compared to the same period of the prior year, and by $37.3 million, or 36%, for the nine months ended September 30, 2016 as compared to the same period of the prior year. Our Net Service Revenues increased by $27.5 million, or 21%, for the three months ended September 30, 2016 as compared to the same period of the prior year, and increased by $75.5 million, or 19%, for the nine months ended September 30, 2016 as compared to the same period of the prior year.
Other Operating Expenses

	Three Months Ended September 30,		Change 2016 vs. 2015		Nine Months Ended September 30,		Change 2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	$50,142	$37,540	$12,602	34%	$139,881	$111,582	$28,299	25%
Sales and marketing	41,470	44,997	(3,527)	(8)%	133,978	123,740	10,238	8%
General and administrative	22,477	17,726	4,751	27%	69,078	48,991	20,087	41%
Systems development and programming costs	8,124	6,991	1,133	16%	20,970	21,849	(879)	(4)%
Amortization of intangible assets	4,662	10,459	(5,797)	(55)%	14,647	32,284	(17,637)	(55)%
Depreciation	5,188	4,132	1,056	26%	13,663	10,761	2,902	27%
Total operating expenses	$132,063	$121,845	$10,218	8%	$392,217	$349,207	$43,010	12%

Cost of Providing Services

Cost of providing services increased by $12.6 million, or 34%, for the three months ended September 30, 2016 compared to the same period of the prior year. The increase was primarily attributable to a $5.0 million increase in compensation-related costs due to increased headcount to support our growth. Additionally, our tax and compliance costs increased $5.2 million. Consulting costs increased $1.9 million primarily related to review and administration of our insurance programs. Cost of providing services represented 7% and 6% of total revenues in each of the three months ended September 30, 2016 and 2015, respectively. As a percentage of Net Service Revenues, cost of providing services expenses increased to 31% in the three months ended September 30, 2016, from 28% in the same period of the prior year.

Cost of providing services increased by $28.3 million, or 25%, for the nine months ended September 30, 2016 compared to the same period of the prior year. The increase was primarily attributable to a $14.6 million increase in compensation-related costs due to increased headcount to support our growth. Additionally, our tax and compliance costs increased $5.2 million. Costs associated with our employment insurance offering to WSEs increased $1.6 million and consulting costs increased $5.1 million primarily related to review and administration of our insurance programs. Cost of providing services represented 6% of total revenues in each of the nine months ended September 30, 2016 and 2015. As a percentage of Net Service Revenues, cost of providing services expenses increased to 30% in the nine months ended September 30, 2016, from 28% in the same period of the prior year.
Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2016 decreased by $3.5 million, or 8%, compared to the same period of the prior year. This decrease was due to reduced compensation and travel and entertaining related costs from a reduction in Total Sales Representatives. Sales and marketing expenses represented 5% and 7% of total revenue in each of the three months ended September 30, 2016 and 2015. As a percentage of Net Service Revenues, sales and marketing expenses decreased to 26% in the three months ended September 30, 2016, from 34% in the same period of the prior year.
Sales and marketing expenses for the nine months ended September 30, 2016 increased by $10.2 million, or 8%, compared to the same period of the prior year. Of this increase, $10.5 million was due to compensation-related costs from investments to improve our sales productivity. Sales and marketing expenses represented 6% of total revenues in each of the nine months ended September 30, 2016 and 2015. As a percentage of Net Service Revenues, sales and marketing expenses decreased to 28% in the nine months ended September 30, 2016, from 31% in the same period of the prior year.
General and Administrative

General and administrative expenses for the three months ended September 30, 2016 increased by $4.8 million, or 27%, compared to the same period of the prior year. Compensation-related costs increased $4.0 million compared to the same period of the prior year as a result of increased headcount to support the operational and compliance requirements of a growing public company. General and administrative expenses represented 3% of total revenues in each of the three months ended September 30, 2016 and 2015. As a percentage of Net Service Revenues, general and administrative expenses increased to 14% in the three months ended September 30, 2016, from 13% in the same period of the prior year.
General and administrative expenses for the nine months ended September 30, 2016 increased by $20.1 million, or 41%, compared to the same period of the prior year. Compensation-related costs increased $11.2 million compared to the same period of the prior year as a result of increased headcount to support the operational and compliance requirements of a growing public company. Accounting and other professional fees increased $8.0 million primarily due to significant additional time and resources associated with the audit of our internal controls as required by Section 404 of the Sarbanes-Oxley Act. General and administrative expenses represented 3% of total revenues in each of the nine months ended September 30, 2016 and 2015. As a percentage of Net Service Revenues, general and administrative expenses increased to 15% for the nine months ended September 30, 2016 from 12% in the same period of the prior year.
Systems Development and Programming

Our systems development and programming costs for the three months ended September 30, 2016 increased by $1.1 million, or 16%, compared to the same period of the prior year. Compensation-related costs increased $1.1 million compared to the same period of the prior year due to increased headcount to support and enhance our products and platform. Systems development and programming costs represented 1% of total revenues in each of the three months ended September 30, 2016 and 2015. As a percentage of Net Service Revenues, systems development and programming represented 5% in each of the three months ended September 30, 2016 and 2015.
Our systems development and programming costs for the nine months ended September 30, 2016 decreased by $0.9 million, or 4%, compared to the same period of the prior year. The decrease was primarily due to an increase in capitalized wages to support and enhance our products and platform, partially offset by an increase in compensation related costs due to increased headcount. Systems development and programming costs represented 1% of total revenues in each of the nine months ended September 30, 2016 and 2015. As a percentage of Net Service Revenues, systems development and programming costs decreased to 4% for the nine months ended September 30, 2016 from 5% in the same period of the prior year.
Amortization of Intangible Assets and Depreciation

Our amortization of intangible assets decreased by $5.8 million, or 55%, for the three months ended September 30, 2016 compared to the same period of the prior year, and by $17.6 million, or 55%, for the nine months ended September 30, 2016 compared to the same period of the prior year. These decreases were primarily resulted from the expiration of useful lives of certain customer lists and non-compete agreements related to our previous acquisitions.

Our depreciation costs increased by $1.1 million, or 26%, for the three months ended September 30, 2016 compared to the same period of the prior year, and by $2.9 million, or 27%, for the nine months ended September 30, 2016 compared to the same period of the prior year. These increases were primarily attributable to capitalized software.
Provision for Income Taxes

Our provision for income taxes for the three months ended September 30, 2016 increased by $4.9 million compared to the same period of the prior year, primarily due to the increase in our pre-tax income. Our effective income tax rate decreased from 57.9% for the three months ended September 30, 2015 to 38.4% for the three months ended September 30, 2016, primarily due to an expense recorded in 2015 for the revaluation of deferred taxes resulting from state legislative changes and discrete benefits recorded in 2016 for disqualifying dispositions of previously non-deductible stock based compensation and prior year state income tax adjustments.
Our provision for income taxes for the nine months ended September 30, 2016 increased by $10.2 million compared to the same period of the prior year, primarily due to the increase in our pre-tax income. Our effective income tax rate decreased from 49.6% for the nine months ended September 30, 2015 to 41.8% for the nine months ended September 30, 2016 primarily due to an expense recorded in 2015 for the revaluation of deferred taxes resulting from state legislative changes and discrete benefits recorded in 2016 associated with disqualifying dispositions of previously non-deductible stock- based compensation and prior year state income tax adjustments.
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

Cash Flows
We generated positive cash flows from operating activities during the nine months ended September 30, 2016 and 2015. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements related to WSE-related obligations. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$78,108	$104,521
Investing activities	(17,411)	(33,211)
Financing activities	(66,407)	(59,097)
Effect of exchange rates on cash and cash equivalents	90	(239)
Net increase (decrease) in cash and cash equivalents	$(5,620)	$11,974
Cash Flows from Operating Activities
Net cash provided by operating activities was $78.1 million and $104.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease is primarily due to income taxes paid and workers compensation collateral paid to carriers.
Cash Flows from Investing Activities
Net cash used in investing activities was $17.4 million for the nine months ended September 30, 2016, as compared to $33.2 million in the same period of the prior year. Net cash used in investing activities during the nine months ended September 30, 2016 was attributable to $27.9 million in purchases of property and equipment and $15.0 million in purchases of debt securities, partially offset by $25.8 million in maturity of debt securities in our investment portfolio. Net cash used in investing activities during the nine months ended September 30, 2015 consisted of $15.0 million in purchases of debt securities, $14.7 million to purchase property and equipment and $4.8 million in acquisitions of businesses.
Cash Flows from Financing Activities
Net cash used in financing activities was $66.4 million for the nine months ended September 30, 2016, compared to $59.1 million in the same period of the prior year. Net cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to $57.6 million in payments for extinguishment of debt, offset by $58.0 million in borrowings under notes payable as a result of refinancing as described in Note 5. There was also $43.7 million of stock repurchases and $27.5 million in repayments of notes payable. Net cash used in financing activities during the nine months ended September 30, 2015 primarily consisted of $48.4 million in stock repurchases and $40.5 million in loan repayments, offset by excess tax credits of $20.3 million from equity incentive plan activity.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2016, and the effect they are expected to have on our liquidity and capital resources (in thousands):

	Payments Due by Period
	Total	Remaining fiscal year	1-3 years	3-5 years	More than 5 years
Notes payable	$472,500	$9,563	$79,688	$383,249	$—
Interest on notes payable	38,994	3,808	28,435	6,751	—
Workers compensation claim liabilities	285,136	99,711	86,545	37,096	61,784
Capital lease obligations	205	20	145	40	—
Operating lease obligations	63,895	3,591	26,486	22,349	11,469
Purchase obligations	15,906	896	14,488	522	—
Uncertain tax positions	565	20	545	—	—
Total	$877,201	$117,609	$236,332	$450,007	$73,253
Notes payable and related interest reflect the terms of the Amended and Restated Credit Agreement discussed above. The projected interest payments incorporate the forward LIBOR curve as of September 30, 2016.
Workers compensation liabilities represented in the table above are considered contractual obligations because they represent the estimated payments that are expected to be made to carriers for the various workers compensation programs. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with workers compensation insurance policies as well as premiums and other liabilities. Workers compensation claim liabilities include estimates for reported claims, plus estimates for claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. These estimates are subject to significant uncertainty. The actual amount to be paid is not finally determined until we reach a settlement with the insurance carrier. Final claim settlements may vary significantly from the present estimates, particularly because many claims will not be settled until well into the future. In estimating the timing of future payments by year, we have assumed that our historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.
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
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet arrangements at September 30, 2016.

Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than the item discussed below, there has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.
We had total outstanding indebtedness of $472.5 million as of September 30, 2016, of which $38.3 million is due within 12 months. We are exposed to market risk from changes in interest rates on our debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime lending rate or LIBOR plus an applicable margin. If interest rates in effect at September 30, 2016 increased 100 basis points, our interest expense for 2016 through 2019 would be increased by $11.9 million. On the other hand, if interest rates in effect at December 31, 2015 decreased 100 basis points, our interest expense for 2016 through 2019 would be decreased by $11.9 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Securities Class Action. On or about August 7, 2015, Howard Welgus, a purported stockholder of the Company, filed a putative securities class action lawsuit arising under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The case has not been certified as a class action, although it purports to be filed on behalf of purchasers of the Company’s common stock between May 5, 2014 and August 3, 2015, inclusive. The name of the case is Welgus v. TriNet Group, Inc. et al. No stockholder other than Mr. Welgus submitted a motion for appointment as lead plaintiff to represent the putative class, and, on December 3, 2015, the Court appointed Mr. Welgus as lead plaintiff. On February 1, 2016, Mr. Welgus filed a consolidated complaint. The defendants named in that complaint were the Company and certain of its officers and directors, as well as General Atlantic, LLC, a significant shareholder, and formerly majority shareholder, of the Company.  Shortly before the scheduled date for the Company’s motion to dismiss the consolidated complaint, Mr. Welgus sought leave to further amend the consolidated complaint. The amended complaint was deemed filed by Mr. Welgus on April 1, 2016.  The amended complaint expanded the class period to March 27, 2014 through February 29, 2016, and added as defendants the underwriters of the Company’s initial public offering and additional directors of the Company. The amended complaint generally alleges that the Company and other defendants caused damage to purchasers of the Company’s stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers compensation claims. On June 20, 2016, the Company filed a motion to dismiss the amended complaint in its entirety. On August 19, 2016, Mr. Welgus filed an opposition to the motion, which is now fully briefed and set for a hearing before the Court on November 3, 2016. The Company believes that it has meritorious defenses against this action and intends to continue to defend itself vigorously against the allegations of Mr. Welgus
Other Litigation. The Company is and, from time to time, has been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of its business, including disputes with its clients or various class action, collective action, representative action and other proceedings arising from the nature of its co-employment relationship with its clients and WSEs in which the Company is named as a defendant. In addition, due to the nature of the Company’s co-employment relationship with its clients and WSEs, the Company could be subject to liability for federal and state law violations, even if the Company does not participate in such violations. While the Company’s agreements with its clients contain indemnification provisions related to the conduct of its clients, the Company may not be able to avail itself of such provisions in every instance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
Not applicable.

(b) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
July 1 - July 31, 2016	362,440	$21.67	362,346	$57,317,447
August 1 - August 31, 2016	330,909	$21.29	275,765	$51,464,834
September 1 - September 30, 2016	651,447	$20.88	650,210	$37,881,498
Total	1,344,796

(1)
In May 2014, our board of directors authorized a program to repurchase in the aggregate up to $15 million of our outstanding common stock. Our board of directors subsequently approved incremental increases to our ongoing stock repurchase program of $30 million in November 2014, $50 million in June 2015 and $50 million in February 2016. In 2014 and 2015, we repurchased approximately $15 million and approximately $49.2 million, respectively, of our outstanding common stock. As of September 30, 2016 we had approximately $37.9 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation.

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

TRINET GROUP, INC.

Date: November 3, 2016	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: November 3, 2016	By:	/s/ William Porter
William Porter
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Incremental Facility Amendment, dated as of July 29, 2016, to the Amended and Restated First Lien Credit Agreement, dated as of August 20, 2013, as amended and restated as of July 9, 2014, among TriNet HR Corporation, as borrower, TriNet Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36373	10.1	08/01/2016
10.2*	Transition Agreement by and among TriNet Group, Inc. and William Porter, dated as of September 30, 2016.	8-K	001-36373	10.1	10/03/2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.
**
Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.