Form 10-K
period 2016-12-31
TRINET GROUP INC
filed 2017-02-28
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2016, was $865,320,029.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2017 was 68,268,207.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 18, 2017, are incorporated by reference into Part III of this Form 10-K.

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year End December 31, 2016

BUSINESS

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report, the terms “TriNet," "the Company," “we,” “us” and “our" refer to TriNet Group, Inc., and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the growth of our customer base, our ability to roll out additional product offerings as and when planned, our ability to make enhancements to our technology platform, our ability to remediate the material weaknesses in our internal controls over financial reporting, our ability to execute on our vertical market strategy and penetrate the market for human resources (HR) solutions for small to midsize businesses, and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Forward-looking statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from our current expectations and any past results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include:

•	risks associated with the market acceptance of outsourcing the HR function, and the anticipated benefits associated with the use of a bundled HR solution;

•
changes to and our ability to comply with laws and regulations, including both those applicable to the co-employment relationship as well as those applicable to our clients’ businesses and their employees;

•	the amendment, repeal, replacement or continuing implementation of the Affordable Care Act and other health care reform, which may be more challenging in a changing political environment;

•	our ability to maintain the security of our information technology (IT) infrastructure against cyber-attacks and security breaches;

•	our ability to manage unexpected changes in workers’ compensation and health insurance claims by worksite employees;

•	the unpredictable nature of our costs and operating expenses, in particular our workers’ compensation and health insurance costs;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting;

•	our ability to effectively acquire and integrate new businesses;

•	our ability to gain new clients, and our clients’ ability to grow and gain more employees;

•	volatility in the financial and economic environment to small and mid-sized businesses;

•	the effects of increased competition and our ability to compete effectively; and

•	our ability to comply with the restrictions of our credit facility and meet our debt obligations.
Any of these factors, as well as such other factors as discussed in Item 1A, and throughout Part II, Item 7 of this Annual Report on Form 10-K (Form 10-K), as well as in our periodic filings with the Securities and Exchange Commission (SEC), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. All information provided in this report is as of the date of this report and we undertake no duty to update this information except as required by law.

BUSINESS

PART I
Item 1. Business
General
TriNet is a leading provider of human resources (HR) solutions for small to midsize businesses (SMBs). Under our co-employment model, we assume many of the complex and burdensome responsibilities of being an employer, helping our clients minimize employer-related risks and manage administrative and compliance responsibilities associated with employment. We provide an HR technology platform with online and mobile tools that allow our clients and their worksite employees (WSEs) to efficiently store, view and manage their core HR-related information and conduct a variety of HR-related transactions anytime and anywhere. We utilize our size and scale to provide our clients with a broad range of employee benefit and insurance programs generally not available to individual SMBs. In addition, our service teams help with talent management, recruiting and training, performance management, employee onboarding and terminations, benefits enrollment and support, claims administration and employment practices risk management. We also monitor employer-related developments and assist clients in complying with applicable local, state and federal regulations.
Our strategy is to provide industry-specific products and services to help clients address their HR needs and allow them to focus on operating and growing their businesses. We believe our industry-oriented (vertical) approach is a key differentiator for us and delivers significant benefits to our clients. This allows our sales force, product development and service teams to tailor product and service offerings to the specific industry needs of our clients. As of December 31, 2016, we have introduced four verticals - TriNet Financial Services, TriNet Life Sciences, TriNet Nonprofit and TriNet Technology - and we intend to continue to develop and offer new industry vertical products in the future.
TriNet was founded in 1988 and has significantly grown the number of clients we serve, both organically and through strategic acquisitions, including our acquisitions of SOI Holding, Inc. (SOI) and Park Avenue Holding, Inc. (Accord) in 2012 and Ambrose Employer Group, LLC (Ambrose) in 2013. For the year ended December 31, 2016, we processed $34 billion in payroll payments for approximately 13,900 clients with about 338,000 WSEs in all 50 states, the District of Columbia and Canada.
Products and Services
We deliver a comprehensive suite of products and services which allow our clients and their WSEs to administer and manage HR-related compensation and benefits, including payroll, health insurance and worker's compensation programs, through our technology platform.
Our comprehensive HR products and solutions include the following common capabilities:

TECHNOLOGY PLATFORM	HR EXPERTISE	BENEFITS	COMPLIANCE

Technology Platform
Our HR technology platform, with online and mobile tools allows our clients and WSEs to store, view and manage core HR information and administer a variety of HR transactions, such as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration.
Our strategy is to continue to invest in product development and improve the functionality, experience and ease of use of our products and services for clients and their WSEs. We have transformed the way we deliver our products and services though a full-service online and mobile platform, with standard Application Programming Interfaces (API) for integrating selected third-party software offerings and with an improved client experience for key processes. We will continue to integrate functionality and retire legacy software systems inherited from acquisitions and migrate clients to our primary TriNet software system. We believe the continued improvement of our technology platform and the

BUSINESS

consolidation of legacy systems allows us to drive operating efficiencies and improve the user experience by providing a unified view of all pertinent HR information.
During 2016, 2015 and 2014 we invested approximately $52.7 million, $38.7 million and $32.4 million, respectively, developing our technology solutions.
HR Expertise
We use the collective insights and experience of our teams of HR, benefits, risk management and compliance professionals to help clients mitigate many of the administrative, regulatory and practical risks associated with their responsibilities as employers, including talent management, recruiting and training, performance management, employee onboarding and terminations, benefits enrollment and support, claims administration and employment practices risk management. Our HR teams provide access to templates, handbooks, process guidelines, employee relations consultation, investigation support, and employee communications. Each of our clients and WSEs have access to varying levels of service and support from our HR experts ranging from call center support for basic questions to pooled specialized resources and to onsite consulting and services, depending on the needs of the client and their WSEs. In addition, our teams of in-house HR professionals can also provide additional, incremental consulting and other services upon request.
Under our vertical strategy, we continue to tailor our product and service offerings to specific industries by identifying common needs and leveraging scale and shared experience to provide more efficient, relevant offerings. For example, our fourth vertical product, TriNet Technology, is specifically targeted to help support the talent recruiting, equity compensation and foreign employee immigration needs with applicant tracking systems, immigration services for employees requiring work visas and online tools to help clients manage equity compensation plans that SMBs in other industries do not face. We now offer four industry specific product offerings: TriNet Technology, TriNet Financial Services, TriNet Life Sciences and TriNet Nonprofit.
Benefits
We offer our clients and WSEs access to a broad range of TriNet-sponsored benefit and insurance programs that many of our clients may be unable to obtain for their WSEs on their own and that are compliant with state, local, and federal regulations. Our insurance services offerings include plan design and administration, enrollment management, and WSE and client communications relating to our sponsored benefits and insurance programs.
We pay premiums to third-party insurance carriers for WSE insurance benefits and reimburse the insurance carriers and third-party administrators for claims payments made on our behalf within our insurance deductible layer, where applicable.
Employee Benefit Plans: We sponsor and administer several fully-insured, risk based employee benefit plans, including group health, dental, vision and life insurance as an employer plan sponsor under Section 3(5) of the Employee Retirement Income Security Act (ERISA). We also offer other benefit programs to our clients and WSEs, including flexible spending accounts, retirement plans, Consolidated Omnibus Budget Reconciliation Act (COBRA) benefits, individual life insurance, a legal services plan, commuter benefits, home insurance, critical illness insurance, pet insurance and auto insurance. For further discussion of our fully-insured programs including policies where we reimburse our carriers for certain amounts relating to claims, refer to Note 1 in Part II, Item 8 of this Form 10-K.
Workers' Compensation: We provide fully-insured workers' compensation insurance coverage for our clients and WSEs through insurance policies that we negotiate with our third-party insurance carriers. Additionally, we help clients manage their risk by providing risk management services, including performing workplace assessment, safety consultation, accident investigation and other risk management services at our client locations to help prevent workplace accidents that could lead to claims. We also provide services to help remediate such claims when they occur.
We manage the deductible risk that we assume in connection with these policies by being selective in the types of businesses that we take on as new clients, by monitoring claims data and the performance of our carriers and third-party claims management services and vendors and by providing risk management services for existing clients.
Employment Practices Liability Insurance (EPLI): We provide EPLI coverage for our clients through insurance policies that we obtain from our third-party EPLI insurance carrier. These policies provide coverage for certain claims that arise in the course of the employment relationship such as discrimination, harassment, and certain other employee claims,

BUSINESS

with a per-claim retention amount. For most of our clients, the retention amount is split between the client and TriNet, with the client paying its portion of the retention amount first.
While we do not provide legal representation to our clients, our clients can benefit from the extensive experience of our employment law specialists and HR professionals who assist clients in implementing HR best practices to avoid employment practices liability claims and in managing, processing and responding to such claims. For claims covered by our EPLI insurance, actual litigation defense is conducted by one of several outside employment law firms with whom we and our EPLI carriers have previously negotiated rates, established billing guidelines and invoice review processes. We have also developed a case management protocol to efficiently and effectively defend such claims.
Compliance
Our products and services are designed to help our clients comply with local, state and federal employment and benefit laws. Often these changes are staggered and require additional guidance from a variety of local, state or federal agencies, making compliance a continuous challenge. We monitor employer-related developments and assist clients in complying with changing regulations and requirements at all levels, from changes in local minimum wage and family leave ordinances to sweeping reforms such as the Patient Protection and Affordable Care Act (ACA).  Each component of our HR solutions is designed with compliance in mind, whether it is payroll processing and tax administration, HR services focused on creating a compliant workplace, or offering ACA-compliant benefit plans.
Our Co-Employment Model
We operate under a co-employment business model, under which employment-related responsibilities are contractually allocated between us and our clients. This model allows clients and WSEs to receive the full benefit of our employee benefit plan offerings. Each of our clients enters into a client service agreement with us that defines the suite of professional and insurance services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our clients as co-employers. The division of responsibilities under our client service agreements is typically as follows:
TriNet Responsibilities
We assume responsibility for, and manage certain risks associated with:

•
remittance to WSEs of salaries, wages and certain other compensation, as reported and paid to us by the client, related tax reporting and remittance to tax authorities and processing of garnishment and wage deduction orders. Unlike a payroll service provider, we issue each WSE a payroll check drawn on our bank accounts,

•	report the wages, withhold and deposit the associated payroll taxes as the employer on information reporting and payroll tax returns,

•	maintenance of workers' compensation insurance and workers' compensation claims processing,

•	provision and administration of group health, welfare, and retirement benefits to WSEs under TriNet-sponsored insurance plans,

•	compliance with applicable law for employee benefits offered to WSEs,

•	processing of unemployment claims, and

•	provision of certain HR policies, including an employee handbook describing the co-employment relationship.
Client Responsibilities
Our clients are responsible for employment-related responsibilities that we do not assume, including:

•	day-to-day management of their worksites and WSEs,

•	compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance,

•	accurate and timely reporting to TriNet of compensation and deduction information, including information relating to hours worked, rates of pay, salaries, wages and certain other compensation,

•	accurate and timely reporting to TriNet of information relating to workplace injuries, employee hires and termination, and certain other information relevant to TriNet’s services,

BUSINESS

•	provision and administration of any employee benefits not provided by TriNet (e.g., equity incentive plans),

•
compliance with all laws and regulations applicable to the clients' workplace and business, including work eligibility laws, laws relating to workplace safety or the environment, laws relating to family and medical leave, laws pertaining to employee organizing efforts and collective bargaining and employee termination notice requirements,

•	payment of TriNet invoices which include wages to WSEs and applicable employment taxes and service fees, and

•
all other matters for which TriNet does not assume responsibility under the client service agreement, such as intellectual property ownership and protection and liability for products produced and/or services provided.

As a result of our co-employment relationship with each of our WSEs, we are liable for payment of salary, wages and certain other compensation to the WSEs as reported and paid to us by the client and are responsible for providing specified employee benefits to such persons to the extent provided in each client service agreement and under federal and state law. In most instances, clients are required to remit payment prior to the applicable payroll date by wire transfer or automated clearinghouse transaction (ACH).
We also assume responsibility for payment and liability for the withholding and remittance of federal and state income and employment taxes with respect to salaries, wages and certain other compensation paid to WSEs, although we reserve the right to seek recourse against our clients for any liabilities arising out of their conduct. We perform these functions as the employer for federal employment tax purposes, since our clients transfer legal control over these payroll functions to us. Except to the extent applicable federal and state laws otherwise provide, the client may be held ultimately liable for those obligations if we fail to remit taxes and the bonding security provided by the Employer Services Assurance Corporation (ESAC) is not sufficient to satisfy the obligation.
Sales and Marketing
We sell our solutions primarily through our direct sales organization. We have aligned our sales organization by industry vertical with the goal of growing profitable market share in our targeted industries. This vertical approach deepens our network of relationships and gives us an understanding of the unique HR needs facing SMBs in those industries.
The number of sales representatives in the field has grown substantially in recent years, through both internal hiring and through onboarding sales representatives from acquired businesses, from 224 sales representatives as of December 31, 2012 to 452 sales representatives as of December 31, 2016. We recruit and seek to hire sales professionals who have experience in specific industry vertical markets, and with a background in selling business services such as accounting, HR or sales solutions. As of December 31, 2016, we had 49 regional field sales offices.
We sponsor and participate in associations and events around the country and utilize these forums to target specific vertical and geographic markets. We also generate sales opportunities within key industry verticals, through marketing alliances and other indirect channels, such accounting firms, venture capital firms, incubators, insurance brokers, and other vertical market industry associations. Additionally, we utilize digital marketing programs, including digital advertising, search and email marketing, to create awareness and interest in our products.
Recently, we have expanded our focus on various channel relationships and alliances that drive referrals to our direct sales force. Finally, our sales representatives benefit from building strong relationships with prospects during the sales and client service processes, resulting in referrals to new prospects as well as direct support through providing reference calls in regard to our products and services.
Legal and Regulatory
Our business operates in a complex environment created by the numerous federal, state and local laws and regulations relating to labor and employment matters, benefit plans and income and employment taxes. The following summarizes what we believe are the most important legal and regulatory aspects of our business:
Federal Regulations
Employer Status
We sponsor our employee benefit plan offerings as the “employer” of our WSEs under the Internal Revenue Code of 1986 (the Code), and ERISA. The multiple definitions of “employer” under both the Code and ERISA are not clear and most are defined in part by complex multi-factor tests under common law. We believe that we qualify as an “employer” of our WSEs in the U.S. under both the Code and ERISA, as well as various state regulations, but this status could

BUSINESS

be subject to challenge by various regulators. For additional information on employer status and its impact on our business and results of operations, refer to Item 1A of this Form 10-K, under the heading - If we are not recognized as an employer of worksite employees under federal and state regulations, or are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.
Affordable Care Act and Health Care Reform
The Patient Protection and Affordable Care Act (ACA) was signed into law in March 2010. The ACA implemented sweeping health care reforms with staggered effective dates from 2010 through 2020, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor (DOL), the Internal Revenue Service (IRS), the U.S. Department of Health and Human Services and the states. There could be significant changes to the ACA and health care in general in 2017 and beyond, including the potential modification, amendment or repeal of the ACA. For additional information on the ACA and its impact on our business and results of operations, refer to Item 1A of this Form 10-K, under the heading - Our business is subject to numerous complex state and federal laws, and changes in, uncertainty regarding, or adverse application of these laws could adversely affect our business.
Health Insurance Portability and Accountability Act
Maintaining the security of our WSEs information is important to TriNet as we sponsor employee benefit plans and may have access to personal health information of our WSEs. The manner in which we manage protected health information (PHI) is subject to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH Act). HIPAA contains substantial restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, under the HITECH Act there are steep penalties and fines for HIPAA violations. Our health plans are covered entities under HIPAA, and we are therefore required to comply with HIPAA's portability, privacy, and security requirements.
However, only our Flexible Spending Accounts and SOI dental plans come into direct contact with PHI. The other health information we possess is anonymized and accessed through a secured third-party database. For additional information on how we maintain the confidentiality of our clients' and WSEs' personal data and PHI and the potential impact to our business if we fail to protect our WSEs' PHI, refer to Item 1A of this Form 10-K, under the heading - Cyber-attacks or security breaches could result in reduced revenue, increased costs, liability claims or damage to our reputation.
Certified Professional Employer Organization (PEO)
With passage of the Small Business Efficiency Act in 2014, the U.S. Congress clarified the employer status of PEOs who voluntarily become certified under this law for federal tax purposes under the Code. The IRS has started accepting applications for certification under the Code, and we intend to apply for certification, even though final regulations for the certification program have not yet been issued.
State Regulations
Forty-two states have adopted provisions for licensing, registration, certification or recognition of co-employers, and others are considering such regulation. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state laws. We believe we are in compliance in all material respects with the requirements in all 42 states.
We must also comply with state unemployment tax requirements where our clients are located. State unemployment taxes are based on taxable wages and tax rates assigned by each state. The tax rates vary by state and are determined, in part, based on our prior years’ compensation and unemployment claims experience in each state. Certain rates are also determined, in part, by each client’s own compensation and unemployment claims experience. In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.

BUSINESS

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
Client Industries and Geographies
Our clients are distributed across a variety of industries including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. Our clients execute annual service contracts with us that automatically renew. Generally, our clients may cancel these contracts with thirty to ninety days' notice and we may cancel these contracts with thirty days' notice.
We conduct our business primarily in the United States of America (U.S.), with more than 99% of our total revenues being attributable to WSEs in the U.S. and the remainder being attributable to WSEs in Canada. Substantially all our long-lived assets are located in the U.S.
Seasonality
Our business is affected by seasonality in business activity and WSE behavior. Clients generally change their payroll service providers at the beginning of the payroll tax year and as a result, we have historically experienced our highest volumes of new and exiting clients in the month of January. Other periods of client changes coincide with a client's benefit program renewal.
Competition
Our competitors include large PEOs such as the TotalSource unit of Automatic Data Processing, Inc. and Insperity, Inc., as well as specialized and smaller PEOs and similar HR service providers with PEO operations. If and to the extent that we and other companies providing these services are successful in growing our businesses, we anticipate that future competitors will enter this industry.
In addition to competition from other PEOs, we also face significant competition from companies that serve part of a clients’ HR needs. These forms of competition include providers of endpoint HR services, employee benefit exchanges that provide benefits administration services and insurance brokers who allow third-party HR systems to integrate with their insurance services platform. Such competitors may have greater marketing and financial resources than we have, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure.
We believe the principal competitive factors in our market include client satisfaction, ease of client setup and on-boarding, breadth and depth of benefit plans, vertical market expertise, total cost of service, brand awareness and reputation, ability to innovate and respond to client needs rapidly, online and mobile solutions, and subject matter expertise. We believe that we compete favorably on the basis of each of these factors.
Intellectual Property
We own or license from third parties' various computer software, as well as other intellectual property rights, used in our business. Generally, we protect our intellectual property rights through the use of confidentiality and non-disclosure agreements and policies with our employees and third-party partners and vendors, although we currently have one pending U.S. patent application covering our technology. We also own registered trademarks in the U.S., Canada and the European Union covering our name and other trademarks and logos that we believe are materially important to our operations.
Corporate Employees
We refer to our employees that we do not co-employ with our clients as our corporate employees. We had approximately 2,600 corporate employees as of December 31, 2016. None of our corporate employees are covered by a collective bargaining agreement.

BUSINESS

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
On the Investor Relations page of our Internet website at http://www.trinet.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this report and are not part of this report.

RISK FACTORS

Item 1A. Risk Factors
Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
The products and services we provide to our clients are governed by numerous complex federal, state and local laws and regulations, including those described under the heading "Legal and Regulatory" in Item 1 of this Form10-K. Many of these laws (such as ERISA and federal and state employment tax laws, wage and hour laws, anti-discrimination laws, etc.) may not result in a consistent approach at the federal, state and local level, do not specifically address PEOs and co-employment relationships or may allow significant regulatory interpretation and discretion in enforcement. As a result, there is uncertainty in how they might be applied to our operations and those of our clients and WSEs.
New laws, changes in existing laws, or adverse application or interpretation (in courts, agencies or otherwise) of new or existing laws regarding our co-employment relationship with our clients and WSEs could reduce or eliminate the need for, or benefit provided by, some or all of the services we provide or require us to make significant changes in our methods of doing business and providing services, which could have a material adverse effect on our financial condition and results of operations. Regulatory changes could affect the extent and type of employee benefits employers can or must provide employees, the amount and type of taxes employers and employees are required to pay or the time within which employers must remit taxes to the applicable tax authority. For example, continued uncertainty regarding the implementation and future of health care reform in the U.S. under the ACA, any successor to the ACA, related or similar state laws, and the regulations adopted or to be adopted thereunder, has the potential to substantially change the health insurance market for SMBs and how such employers provide health insurance to their employees, which could have a materially adverse effect on our ability to attract and retain our clients. In addition, there could be significant changes to the ACA in 2017 and beyond, including the potential modification, amendment or repeal of the ACA. Changes to the ACA could also result in new or amended regulations being introduced at the state or local level. Changes in, or uncertainty regarding, the ACA and other health care reforms could impact our business and we are not able to predict the direction or ultimate impact of health care reform on our business operations.
Similarly, state regulatory authorities generally impose licensing requirements on companies acting as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. We do not believe that our current activities require such licensing, but if regulatory authorities in any state determine that we are acting as an insurance agent or as a third-party administrator, we may need to hire additional personnel to manage regulatory compliance and become obligated to pay annual regulatory fees, which could have a material adverse effect on our financial condition and results of operations.
Our co-employment relationship with our worksite employees exposes us to business risks.
We are the co-employer of our WSEs. As the co-employer of our WSEs, we assume certain obligations and responsibilities of an employer. For instance, we are responsible for providing benefits to our WSEs regardless of whether the cost of providing benefits exceeds the fees received from our clients. Under certain circumstances, it could be argued that we are, or we may be found to be, responsible for paying salaries, wages and related payroll taxes of our WSEs, regardless of whether our client timely remits payments to us.
We co-employ people in our clients' workplaces. Our ability to control the workplace environment of our clients is limited. As a co-employer of our WSEs, there is a possibility that we may be subject to liability for violations of employment or other laws and other acts and omissions by our clients or WSEs, who may be deemed to be our agents, even if we do not participate in any such acts or violations.
We seek to mitigate these risks through our client agreements and with employment practices liability insurance coverage. Our agreements with our clients establish the contractual division of responsibilities between us and our clients and that they will indemnify us for any liability attributable to their own or our WSEs' conduct, however, we may not be able to effectively enforce or collect on these contractual obligations. In addition, we maintain employment practices insurance to limit our and our clients' exposure to various WSE related claims, but we are still responsible for any deductible layer under such insurance and such insurance generally excludes coverage for claims relating to the classification of employees as exempt or non-exempt, other wage and hour issues, and employment contract disputes, among other things. We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us and for which we are unable to obtain indemnification from our clients. Negative publicity relating to events or activities attributed to us, our corporate employees, our WSEs, or others associated with any of these parties, whether or not justified, may tarnish our reputation and reduce the value of our

RISK FACTORS

brand. In addition, if our brand is negatively impacted, it may have a material adverse effect on our business, including creating challenges in retaining clients or attracting new clients and hiring and retaining employees.
If we are not recognized as an employer of worksite employees under federal and state regulations, or are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.
In order to sponsor our employee benefit plan offerings for our WSEs, we must qualify as an employer of our WSEs for certain purposes under the Code and ERISA. In addition, our status as an employer is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA, the term is defined in part by complex multi-factor tests.
Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual's work. Some factors that the IRS has considered important in the past have included the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work), the financial control and the economic aspects of the relationship, and the intent of the parties, as evidenced by the specific benefit, contract, termination and other similar arrangements between the parties and the on-going versus project-oriented nature of the work to be performed. However, a definitive judicial interpretation of “employer” in the context of PEOs has not been established. For ERISA purposes, for example, courts have held that test factors relating to ability to control and supervise an individual are less important, while the U.S. Department of Labor has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers for ERISA purposes. Although we believe that we qualify as an employer of our WSEs under ERISA and the U.S. Department of Labor has not provided guidance otherwise, we are not able to predict the outcome of any future regulatory challenge.
If we were found not to be an employer for ERISA purposes, it could adversely affect the manner in which we are able to provide employee benefits to our WSEs. Similarly, to qualify for favorable tax treatment under the Code, certain employee benefit plans such as 401(k) retirement plans and cafeteria plans must be established and maintained by an employer for the exclusive benefit of its employees. All of our 401(k) retirement plans are operated pursuant to guidance provided by the IRS and we have received favorable determination letters from the IRS confirming the qualified status of the plans. However, the IRS uses its own complex, multi-factor test to ascertain whether an employment relationship exists between a worker and a purported employer. Although we believe that we qualify as an employer of our WSEs under the Code, we cannot assure you that the IRS will not challenge this position or continue to provide favorable determination letters. Moreover, the IRS' 401(k) guidance and qualification requirements are not applicable to the operation of our cafeteria plans.
If we are not recognized as an employer under the Code or ERISA, we may be required to change the method by which we report and remit payroll taxes to the tax authorities and the method by which we provide, or discontinue providing, certain employee benefits to our WSEs, which could have a material adverse effect on our business and results of operations.
We must also qualify as an employer of our WSEs under state regulations, which govern licensing, certification and registration requirements for PEOs. Forty-two states have passed such laws and other states may implement such requirements in the future. While we believe that we qualify as an employer of our WSEs under these state regulations, these requirements vary from state to state and change frequently and if we are not able to satisfy existing or future licensing requirements or other applicable regulations of any states, we may be prohibited from doing business in that state.
Cyber-attacks or security breaches could result in reduced revenue, increased costs, liability claims or damage to our reputation.
Maintaining the security of our IT infrastructure and the confidentiality of our, our clients' and WSEs' personal data and information is paramount for us and our clients. Clients using our technology platform rely on the security of our IT infrastructure to ensure the reliability of our products and services and the protection of their and their WSEs data. We use and store significant personal data and confidential information about our clients, WSEs and employees, including bank account and social security numbers, tax return data, certain medical information, retirement account information and payroll data. Threats to security can take a variety of forms. Hackers may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers. Sophisticated organizations or individuals may launch targeted attacks using novel methods to gain access to our networks, applications and confidential data. Although we rely on standard security systems, development practices and third-party assessment service to provide the security and authentication necessary to effect secure transmission of data, these threats may result in breaches of ou

RISK FACTORS

r network or data security, disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or other negative impacts on our business.
Maintaining the security of our WSEs' information is particularly important to us as a sponsor of employee benefit plans with access to certain personal health information. The manner in which we manage protected health information (PHI) is subject to HIPAA and the HITECH Act. Although we maintain, and actively seek to improve, security measures and infrastructure designed to protect against unauthorized access to this sensitive data, cyber-attacks and security breaches remain a significant threat to our business. Any security breach could result in the access, public disclosure, loss or theft of the confidential and personal data of our clients and WSEs, which could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results.
In providing our services, we also rely on third-party service providers and products, such as insurance carriers, to process sensitive information about our clients, WSEs and employees. Through contractual provisions, we take steps to require that our service providers protect sensitive information. However, we cannot provide assurances as to the security steps taken by such providers. Any security breach or other disruption of our third-party service providers that results in an inadvertent disclosure or loss of confidential information could adversely affect our reputation and our business.
We devote resources to defend against security threats, both to our internal IT systems and those of our customers. We focus our defense efforts on the following cyber-security discipline areas:

•	security threat detection and prevention,

•	data loss prevention,

•	identity and access management,

•	audit, policies and controls, and

•	product security.
The cost of these precautionary measures could reduce our operating margins.
Any cyber-attack or security breach that accesses or discloses sensitive data may affect negatively our reputation and our client relationships, and the cost of remediating any attack, breach or disclosure could have a material adverse effect on our business.
Unexpected changes in workers' compensation and health insurance claims by worksite employees could harm our business.
Our insurance costs, which make up a significant portion of our overall costs, are impacted significantly by our WSEs’ health and workers' compensation insurance claims experience. We establish reserves to provide for the estimated costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies, but the volume and severity of claims activity is inherently unpredictable. If we experience a sudden or unexpected increase in claim activity, our costs could increase, and it could be more difficult to secure replacement insurance policies on competitive terms once our current policies expire. Estimating these reserves involves our consideration of a number of factors and requires significant judgment. If there is an unexpected increase in the severity or frequency of claims activity of our WSEs (including activity arising from any of a number of factors that affect claim activity levels, such as changes in general economic conditions, claims differing significantly from expectations for new and existing clients, proposed and enacted regulatory changes, and terrorism, disease outbreaks or other catastrophic events ), or if we subsequently receive updated information indicating insurance claims were higher than previously estimated and reported, our insurance costs could be higher in that period or subsequent periods as we adjust our reserves accordingly, which could have a material adverse effect on our business. We have experienced insurance cost variability due to claims activity in the past and could have similar or worse experience in the future.
Our fully-insured agreements with our health insurance carriers include non-guaranteed cost policies that typically include limits to our exposure for individual claims, which are referred to as pooling limits, and limits to our maximum aggregate exposure for claims in each policy year. Refer to Note 1 in Part II, Item 8 of this Form 10-K for further

RISK FACTORS

discussion of these policies. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay our health insurance carriers for group health insurance expenses incurred by WSEs within our deductible layer under non-guaranteed cost policies, based on continually changing trends in the frequency and severity of claims. These historical trends may change, and other seasonal trends and variability may develop, which may make it more difficult for us to manage this aspect of our business and which may have a material adverse effect on our business.
Client unemployment tax rates can change based on factors outside of our control, which could adversely affect client retention and growth.
We must comply with federal unemployment tax regulations and state unemployment tax regulations where our clients are located. Unemployment taxes are generally based on taxable wages. The tax rates vary by state and are determined, in part, based on our prior years’ compensation and unemployment claims experience in each state. Certain rates are also determined, in part, by each client’s own compensation and unemployment claims experience. In addition, some states can retroactively increase unemployment tax rates to cover deficiencies in the unemployment tax funds, and federal unemployment taxes can be retroactively increased in states that have failed to timely repay federal unemployment loans. It may be difficult for us to recover increased taxes from our clients in the event of such retroactive tax increases.
In addition, adverse U.S. economic conditions and associated reductions in employment levels can place strain on unemployment systems, which has resulted in substantial increases in state and federal unemployment tax rates over the past few years and this trend may continue. In some states, our clients may face higher rates as a result of these increases under a co-employment relationship with us than they would alone. While we have taken steps to mitigate the risk of fluctuations in state and federal unemployment tax rates, including reporting and remitting unemployment insurance taxes or contributions at the client level and/or under the client’s own account number in approximately 40 states, unexpected state and federal unemployment tax increases or regulatory changes could adversely affect our ability to retain existing clients or attract new clients.
Our results of operations may fluctuate as a result of numerous factors, many of which are outside of our control.
Our future operating results are subject to quarterly variations based upon a variety of factors, many of which are not within our control, including, without limitation:

•
the volume and severity of health and workers' compensation insurance claims by our WSEs, recorded as part of our insurance costs, and the timing of related claims information provided by our insurance carriers,

•	the amount and timing of our other insurance costs, operating expenses and capital expenditures

•	the number of our new clients initiating service and the number of WSEs employed by each new client,

•	the loss or merger of existing clients,

•	reduction in the number of WSEs employed by existing clients,

•	the timing of client payments and payment defaults by clients,

•	costs associated with our acquisitions of companies, assets and technologies,

•	payments or drawdowns on our credit facility,

•	unanticipated expenses such as litigation or other dispute-related settlement payments,

•	expenses we incur for geographic and service expansion,

•	changes in laws or adverse interpretation of laws increasing our regulatory compliance costs,

•	changes in our effective tax rate, and

•	the impact of new accounting pronouncements.
Many of the above factors are discussed in more detail elsewhere in this “Risk Factors” section and in Part II, Item 7 of this Form 10-K. Many of these factors are outside our control, and the variability and unpredictability of these factors

RISK FACTORS

have in the past and could in the future cause us to fail to meet our expectations and the expectations of investors and any industry analysts who cover our shares for revenues or other results of operations for a given period, which could result in a decline in our share price and reduced liquidity in our shares. In addition, the occurrence of one or more of these factors might cause our results of operations to vary widely, which could lead to negative impacts on our margins, short-term liquidity or ability to retain or attract key personnel, and could cause other unanticipated issues, including a downgrade of our shares by or change in opinion of industry analysts and a related decline in our share price. Accordingly, we believe that quarter-to-quarter and annual comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of our future performance.
Any failure in our business systems could reduce the quality of our business services, which could harm our reputation and expose us to liability.
Our business systems rely on the complex integration of numerous hardware and software subsystems to manage client transactions including the processing of employee, payroll and benefits data. These systems can be disrupted by, among other things, equipment failures, computer server or systems failures, network outages, malicious acts, software errors or defects, vendor performance problems, power failures, natural disasters, terrorist actions or similar events. Any delay or failure in our systems that impairs our ability to communicate electronically with our clients, employees or vendors or our ability to store or process data could harm our reputation and our business. For example, errors in our products and services, such as the erroneous denial of healthcare benefits or delays in making payroll, could expose our clients to liability claims from improperly serviced WSEs, for which we may be contractually obligated to provide indemnification.

In addition, the software, hardware and networking technologies we use must be frequently and rapidly upgraded in response to technological advances, competitive pressures and consumer expectations. To succeed, we need to effectively develop, or license from third parties, and integrate these new technologies as they become available to improve our services. We rely on enterprise software applications licensed from third parties that are upgraded from time to time. Any difficulties we encounter in adapting application upgrades to our systems could harm our performance, delay or prevent the successful development, introduction or marketing of new services.

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
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2016, we have identified and concluded that we continue to have material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Refer to Part II, Item 9A in this Form 10-K for more details. While the material weaknesses described in that section create a reasonable possibility that an error in financial reporting may go undetected, after extensive review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.
As further described in Part II, Item 9A of this form 10-K below, we are taking specific steps to remediate the material weaknesses that we identified by implementing and enhancing our control procedures. These material weaknesses will not be remediated until all necessary internal controls have been implemented, repeatably tested and determined to be operating effectively. In addition, we may need to take additional measures, including system migration and automation, to address the material weaknesses or modify the remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual or interim consolidated financial statements. Implementing any appropriate changes to our internal controls may distract our officers and employees and require material cost to implement new process or modify our existing processes. Moreover, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls

RISK FACTORS

in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
We have acquired, and may in the future acquire, other businesses and technologies, which can divert management's attention and create integration risks and other risks for our business.
We have completed numerous acquisitions of other businesses and technologies, and we expect that we will continue to grow through similar future acquisitions. Such acquisitions involve numerous other risks, including:

•	identifying attractive acquisition candidates,

•	over-valuing and over-paying for acquisition candidates,

•	integrating the operations, systems, technologies, services and personnel of the acquired companies, including the migration of WSEs from an acquired company’s technology platform to ours,

•
establishing or maintaining internal controls, procedures and policies relating to the acquired systems and processes, including the potential for actual or perceived control weaknesses associated with or arising from the acquisitions and integration of acquired systems,

•	diversion of management’s attention from other business concerns,

•	litigation resulting from activities of the acquired company, including claims from terminated employees, clients, former stockholders and other third parties,

•	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies,

•	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions,

•	entering markets in which we have no prior experience and may not succeed,

•
risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions,

•	potential loss of key employees of the acquired companies, and

•	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.
If we fail to integrate newly acquired businesses effectively, we might not achieve the growth, service enhancement or operational efficiency objectives of the acquisitions, and our business, results of operations and financial condition could be harmed.

RISK FACTORS

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
Our SMB clients are particularly affected by volatility in the financial and economic environment, which could harm our business.
Our clients are small and mid-sized businesses that we believe can be particularly susceptible to changes in the level of overall economic activity in the markets in which we operate. During periods of weak economic conditions, small business failures tend to increase and employment levels tend to decrease. Current or potential clients may react to weak or forecasted weak economic conditions by reducing employee headcount or wages, bonuses or benefits levels, any of which would affect our revenues, and may affect our margins, because we may be unable to reduce our operating expenses sufficiently enough or quickly enough to offset the drop in revenues. It is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction, strength and length of economic cycles. These conditions may affect the willingness of our clients and potential clients to pay outside vendors for services like ours, and may impact their ability to pay their obligations to us on time, or at all. In addition, as a result of macroeconomic factors, interest rates may become more volatile. Rising interest rates may negatively affect our net income due to increased interest expense. Increased interest rate volatility could also negatively impact our clients' and prospects' access to credit. If businesses have difficulty obtaining credit, business growth and new business formation may be impaired, which could also harm our business.
Even modest downturns in economic activity on a regional or national level could have a material adverse effect on our financial condition or results of operations.
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
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•
effectively recruit, integrate, train and motivate new employees, while retaining our existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan,

•	satisfy our existing clients and identify and acquire new clients,

•	enhance the breadth and quality of our services,

•	continue to improve our operational, financial and management controls, and

•	make sound business decisions in light of the scrutiny associated with operating as a public company.
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

RISK FACTORS

If our vertical strategy is unsuccessful, we may not be able to grow our business at historical rates we experienced.
We have developed an industry vertical business strategy and we plan to continue to devote significant resources and time in pursuit of this strategy. Under our industry vertical strategy, our sales force, product development, and service teams are increasingly focused on specific business sectors. We cannot assure you that our industry vertical approach will resonate with our existing and prospective clients or that we will target the right industries or implement our strategy in a timely and effective manner. If our vertical strategy is unsuccessful, our business may not grow at the rate that we anticipate, which could have a material adverse effect on our financial condition and results of operations.
We have rapidly grown our direct sales force historically and we currently expect to rely on this sales force to promote our industry vertical strategy and sell our solutions. Competition for skilled sales personnel is intense, and we cannot assure you that we will be successful in attracting, training and retaining qualified sales personnel, or that our newly hired sales personnel will function effectively, either individually or as a group. In addition, our newly hired sales personnel are typically not productive for some period of time following their hiring. This results in increased near-term costs to us relative to the sales contributions of these newly hired sales personnel. If we are unable to effectively train our sales force and benefit from greater productivity of our sales representatives, or if our sales force is otherwise unable to sell our solutions as we anticipate, our revenues likely will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to legal proceedings that may result in adverse outcomes.
We are subject to claims, suits, government investigations, and proceedings arising from the ordinary course of our business. Refer to Note 13 in Part II, Item 8 of this Form 10-K for additional information about the legal proceedings we are currently involved in and future proceedings that we may face. Current and future legal proceedings may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.
Changes in our income tax positions or adverse outcomes resulting from on-going or future tax audits, which could harm our business, operating results, financial condition and prospects.
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the U.S. regularly examine our income and other tax returns. Refer to Note 12 in Part II, Item 8 of this Form 10-K for additional details regarding our on-going tax examinations and disputes. The ultimate outcome of tax examinations and disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of these or other examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.
Adverse changes in our relationships with key vendors, particularly our employee benefit and workers' compensation insurance carriers, could harm our business.
Our success depends in part on our ability to establish and maintain arrangements and relationships with the key vendors that supply us with essential components of our services, particularly including the insurance carriers that provide health and workers' compensation insurance coverage for our WSEs. Failure by these service providers, for any reason, to deliver their services in a timely or cost effective manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or other liabilities to us. If any of these vendors decide to terminate their relationship with us, particularly our employee benefit carriers, we may have difficulty obtaining replacement services at reasonable rates or on a timely basis, if at all. The loss of any one or more of our key vendors, or our inability to partner with certain vendors that are better-known or more desirable to our clients or potential clients, could have a material adverse effect on our financial condition and results of operations.
For example, if we are unable to maintain and offer competitive health and/or workers' compensation insurance rates to our clients through well-known insurance carriers, it could affect our ability to attract and retain clients, which would have a material adverse effect on our business. Where we offer our clients and their WSEs group health insurance policies with respect to which our carriers set the premiums and for which we are not responsible for any deductible, the rates set by our carriers on such policies may not be competitive. Further, for policies with respect to which we agree to reimburse our carriers for any claims that they pay within an agreed-upon deductible layer, we may not be able to control costs through the deductible layer in a way that would make our rates competitive. In addition, broad

RISK FACTORS

adoption of our services in certain geographies or industries may make it more difficult for us to obtain competitive health and/or workers' compensation insurance rates due to concentration of clients within a particular geography or industry.
We are subject to client attrition.
We regularly experience client attrition due to a variety of factors, including cost, client merger and acquisition activity, increases in administrative fees and insurance costs, client business failure, effects of competition and clients deciding to bring their HR administration in-house. Our standard client service agreement can be cancelled by us or by the client without penalty with 30 days’ prior written notice. Clients who intend to cease doing business with us often elect to do so effective as of the beginning of a calendar year. As a result, we have historically experienced our largest concentration of client attrition in the first quarter of each year. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance we provide for WSEs in the event that such renewals result in increased premiums that we pass on to our clients. If we were to experience client attrition in excess of our historic annual attrition rate, it could have a material adverse effect on our business, financial condition and results of operations.
The terms of our credit facility may restrict our current and future operations, which would impair our ability to respond to changes in our business and to manage our business.
Our credit facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us subject to customary exceptions, including restricting our ability to:

•	incur, assume or guarantee additional debt,

•	pay dividends or distributions or redeem or repurchase capital stock,

•	incur or assume liens,

•	make loans, investments and acquisitions,

•	engage in sales of assets and subsidiary stock,

•	enter into sale-leaseback transactions,

•	enter into certain transactions with affiliates,

•	enter into certain hedging agreements,

•	enter into new lines of business,

•	prepay certain indebtedness,

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions with another person, and

•	enter into agreements that prohibit the incurrence of liens or the payment by our subsidiaries of dividends and distributions.
Our failure to comply with these restrictions and the other terms and conditions under our credit facility could result in a default, which in turn could result in the termination of the lenders’ commitments to extend further credit to us under our credit facility and acceleration of a substantial portion of our indebtedness then outstanding under our credit facility. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt, which could materially harm our business and force us to seek bankruptcy protection.
Atairos, our largest stockholder, may have significant influence over our Company, and the existing ownership of capital stock, and thus the voting control, remains concentrated in our executive officers, directors and their affiliates, which limits your ability to influence corporate matters.
On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board

RISK FACTORS

of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of February 1, 2017, Atairos beneficially owned approximately 28.5% of our outstanding common stock, and all of our directors, officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 41.1% of our outstanding common stock. As a result, of the foregoing, Atairos, particularly when acting with our executive officers, directors and their affiliates who beneficially owned in the aggregate, approximately 41.1% of our outstanding common stock, will be able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit our board of directors to establish the number of directors,

•	provide that directors may only be removed “for cause”,

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws,

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders,

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

RISK FACTORS

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
In addition to competition from other professional employer organizations, we also face significant competition in the form of companies serving their HR needs in both traditional and non-traditional manners. These forms of competition include:

•	HR and information systems departments and personnel of companies that perform their own administration of employee benefits, payroll and HR,

•
providers of certain endpoint HR services, including payroll, employee benefits and business process outsourcers with high-volume transaction and administrative capabilities, such as Automatic Data Processing, Inc., Paychex, Inc. and other third-party administrators,

•	employee benefit exchanges that provide benefits administration services over the Internet to companies that otherwise maintain their own employee benefit plans; and

•	insurance brokers who allow third party HR systems to integrate with their platform.
We believe that our services are attractive to many SMBs in part because of our ability to provide access to TriNet-sponsored workers' compensation, health care and other benefits programs to them on a cost-effective basis. We compete with insurance brokers and other providers of this coverage in this regard, and our offerings must be priced competitively with those provided by these competitors in order for us to attract and retain our clients.
We may not be successful in convincing potential clients that the use of our services is a superior, cost-effective means of satisfying their HR obligations relative to the way in which they currently satisfy these obligations.
If we cannot compete effectively against other professional employer organizations or against the alternative means by which companies meet their HR obligations, or if we are unable to convince clients or potential clients of the advantages of our offerings, our market share and business may suffer, resulting in a material, adverse effect on our financial condition and results of operations.
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our stockholders.
The market price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. Since shares of our common stock were sold in our initial public offering in March 2014 at a price of $16.00 per share, the daily closing price of our common stock in 2016 ranged from $11.10 to $26.64 per share through December 31, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results of operations,

•	any financial projections we provide to the public, any changes in these projections or our failure to meet these projections,

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors,

RISK FACTORS

•	ratings changes by any securities analysts who follow our company,

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments,

•	changes in operating performance and stock market valuations of other business services companies generally, or those in our industry in particular,

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole,

•	changes in our board of directors or management,

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders,

•	lawsuits threatened or filed against us,

•	short sales, hedging and other derivative transactions involving our capital stock,

•	general economic conditions in the United States and abroad, and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
Item 1B. Unresolved Staff Comments
None.

PROPERTIES

Item 2. Properties
We lease space for 53 offices in various states in the U.S., including the following:

Corporate:	Client Service Centers:
• San Leandro, California	• Pleasanton, California
• Bradenton, Florida
Technology Center:	• Reno, Nevada
• Austin, Texas	• Fort Mill, South Carolina
All of these leases expire at various times up through 2024. We believe that our leases are sufficient for our current purposes and long term growth and expansion goals.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 13 in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

STOCK ACTIVITIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock has been listed on the New York Stock Exchange under the symbol “TNET” since March 2014. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the New York Stock Exchange:

	Year 2016		Year 2015
	High	Low	High	Low
First Quarter	$18.78	$12.28	$37.88	$30.04
Second Quarter	$20.86	$14.57	$37.27	$25.23
Third Quarter	$22.65	$20.53	$26.88	$16.33
Fourth Quarter	$26.32	$17.80	$20.05	$16.79
On February 23, 2017, the last reported sales price of our common stock on the New York Stock Exchange was $26.35 per share. As of February 23, 2017, we had 42 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have not declared or paid cash dividends in 2016 or 2015. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our credit facility (refer to Note 8 in Item 8 of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.

STOCK ACTIVITIES

Performance Graph
The following graph compares the cumulative return on our common stock since the initial public offering in March 2014 with the cumulative return on the S&P 500 Index and a Peer Group Index.
COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group*

* The Peer Group Index consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.
Heartland Payment Systems Inc. historically was included in the Peer Group Index. It is excluded from the graph above because it was acquired in April 2016 and ceased to be an SEC registrant.

STOCK ACTIVITIES

Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1 - October 31, 2016	850,935	$20.47	849,790	$20,483,156
November 1 - November 30, 2016	59,621	$22.20	—	$70,483,156
December 1 - December 31, 2016	419,852	$25.14	414,675	$60,024,244
Total	1,330,408		1,264,465
In 2016, our board of directors approved a $100 million incremental increase to our ongoing stock repurchase program with no expiration date. We repurchased a total of approximately $71.6 million of our outstanding common stock in 2016. As of December 31, 2016, approximately $60.0 million remained available from previous authorizations approved by the board of directors. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. In 2016, we repurchased shares using a Rule 10b5-1 plan. The purchases were funded from existing cash and cash equivalents balances.
Our stock repurchases and dividends are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and dividends, refer to Note 8 and Note 9 in Item 8 of this Form 10-K.

SELECTED FINANCIAL DATA

Item 6. Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as our audited consolidated financial statements and related notes included in Item 8 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Total revenues	$3,060,313	$2,659,288	$2,193,531	$1,644,275	$1,019,061
Operating income	123,958	78,317	86,791	66,337	61,828
Net income	61,406	31,695	15,497	13,147	31,832
Diluted net income per share of common stock	0.85	0.44	0.22	0.24	0.63
Non-GAAP measures (1):
Net Service Revenues (1)	646,561	546,912	507,216	417,690	269,036
Net Insurance Service Revenues (1)	199,806	145,625	165,142	145,318	120,803
Adjusted EBITDA (1)	186,554	151,340	165,319	136,027	95,362
Adjusted Net income (1)	86,694	70,720	74,392	57,456	47,431

Balance Sheet Data:
Cash and cash equivalents	$184,004	$166,178	$134,341	$94,356	$63,749
Working capital	156,771	112,428	121,290	81,528	61,340
Total assets	2,095,143	2,092,449	2,340,580	1,434,738	887,727
Notes and capital leases payable	459,054	493,935	545,150	818,877	301,334
Total liabilities	2,060,553	2,084,368	2,366,339	1,705,100	830,407
Convertible preferred stock	—	—	—	122,878	122,878
Total stockholders’ equity (deficit)	34,590	8,081	(25,759)	(393,240)	(65,558)

Cash Flow Data:
Net cash provided by operating activities	$144,532	$130,599	$151,899	$100,721	$80,542
Net cash used in investing activities	(27,122)	(37,689)	(45,427)	(212,438)	(262,608)
Net cash provided by (used in) financing activities	(99,371)	(60,752)	(66,372)	142,377	214,190

(1)	Refer to Non-GAAP Financial Measures section below for definition and reconciliation from GAAP measures.

SELECTED FINANCIAL DATA

Significant Transactions Affecting Comparability Between Periods

	Business Acquisitions	Equity and Debt Activities
2014	None
• In March, we completed our initial public offering (IPO) by issuing 15,000,000 shares of common stock and received $216.8 million net proceeds.
• As a result of the IPO, all our preferred shares were converted into common stock.
• With the IPO proceeds, the outstanding second lien term loan of $190.0 million was fully paid off.

2013	• We acquired Ambrose for a total of $195.0 million.
• The board of directors declared and paid total special dividends of $357.7 million.
• In August, the outstanding credit facility was amended and restated with:
- A $750.0 million first lien credit facility including a $175.0 million three-year term loan (B-1 term loan), a $455.0 million seven-year term loan (B-2 term loan) and a $75.0 million revolving facility, and
- A $190.0 million second lien seven-year-six-month term loan.

2012	• We acquired SOI, Accord, and App7, Inc. (ExpenseCloud), for a total of $220.0 million.
• The board of directors declared and paid total special dividends of $75.0 million.
• In March, we entered into a credit facility with a $140.0 million five-year term loan and a $35.0 million five-year revolving facility.
• In October, our then outstanding credit facility was amended and restated with a $150.0 million five-year term loan, a $150.0 million six-year term loan and a $50.0 million revolving facility.

Non-GAAP Financial Measures
In addition to the selected financial measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we monitor other non-GAAP financial measures to manage our business, make planning decisions, allocate resources and as performance measures in our executive compensation plan. These key financial measures provide an additional view of our operational performance over the long term and provide useful information in order to maintain and grow our business.
The presentation of the non-GAAP financial measures is to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

SELECTED FINANCIAL DATA

Non-GAAP Measure	Definition	How We Use The Measure
Net Service Revenues	• Sum of professional service revenues and Net Insurance Service Revenues, or total revenues less insurance costs.
• Provides a comparable basis of revenues on a net basis. Professional service revenues are represented net of client payroll costs whereas insurance service revenues are presented gross of insurance costs for financial reporting purposes.
• Acts as the basis to allocate resources to different functions and evaluates the effectiveness of our business strategies by each business function, and
• Provides a measure, among others, used in the determination of incentive compensation for management.

Net Insurance Service Revenues	• Insurance revenues less insurance costs.
• Is a component of Net Service Revenues, and
• Provides a comparable basis of revenues on a net basis. Professional service revenues are represented net of client payroll costs whereas insurance service revenues are presented gross of insurance costs for financial reporting purposes. Promotes an understanding of our insurance services business by evaluating insurance service revenues net of our WSE related costs which are substantially pass-through for the benefit of our WSEs. Under GAAP, insurance service revenues and costs are recorded gross as we have latitude in establishing the price, service and supplier specifications.

Adjusted EBITDA
• Net income, excluding the effects of:
- income tax provision,
- interest expense,
- depreciation,
- amortization of intangible assets,
- stock-based compensation expense and,
- in 2014, secondary offering costs related to offering of shares from existing stockholders.

• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-cash charges such as depreciation and amortization that have fluctuated significantly over the past five years, and stock-based compensation recognized based on the estimated fair values. We believe these charges are not directly resulting from our core operations or indicative of our ongoing operations.
• Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects, and
• Provides a measure, among others, used in the determination of incentive compensation for management.

Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock-based compensation,
- amortization of intangible assets,
- non-cash interest expense (2),
- debt prepayment premium,
- in 2014, secondary offering costs related to offering of shares from existing stockholders, and
- the income tax effect (at our effective tax rate (1)) of these pre-tax adjustments.

• Provides information to our stockholders and board of directors to understand how our management evaluates our business, to monitor and evaluate our operating results, and analyze profitability of our ongoing operations and trends on a consistent basis by excluding certain non-cash charges as described above, debt payment premiums and our secondary offering costs as these are not directly resulting from our core operations or indicative of our ongoing operations.

(1)
For purposes of our non-GAAP financial presentation, as a result of a 2015 increase in New York City tax rates and an increase in blended state rates, we have adjusted the non-GAAP effective tax rate to 42.5% for 2016, from 41.5% for 2015 and 39.5% for 2014. These non-GAAP effective tax rates exclude income tax on non-deductible stock-based compensation and discrete items including the cumulative effect of state legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.

SELECTED FINANCIAL DATA

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of total revenues to Net Service Revenues:

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Total revenues	$3,060,313	$2,659,288	$2,193,531	$1,644,275	$1,019,061
Less: Insurance costs	2,413,752	2,112,376	1,686,315	1,226,585	750,025
Net Service Revenues	$646,561	$546,912	$507,216	$417,690	$269,036
The table below presents a reconciliation of insurance service revenues to Net Insurance Service Revenues:

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Insurance service revenues	$2,613,558	$2,258,001	$1,851,457	$1,371,903	$870,828
Less: Insurance costs	2,413,752	2,112,376	1,686,315	1,226,585	750,025
Net Insurance Service Revenues	$199,806	$145,625	$165,142	$145,318	$120,803
The table below presents a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net income	$61,406	$31,695	$15,497	$13,147	$31,832
Provision for income taxes	43,046	28,315	17,579	7,937	20,344
Stock-based compensation	26,497	17,923	10,960	6,113	4,360
Interest expense and bank fees	20,257	19,449	54,193	45,724	9,709
Depreciation	19,351	14,612	13,843	11,737	11,676
Amortization of intangible assets	15,997	39,346	52,302	51,369	17,441
Secondary offering costs	—	—	945	—	—
Adjusted EBITDA	$186,554	$151,340	$165,319	$136,027	$95,362

The table below presents a reconciliation of net income to Adjusted Net Income:

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net income	$61,406	$31,695	$15,497	$13,147	$31,832
Effective income tax rate adjustment	(1,346)	3,411	4,514	—	—
Stock-based compensation	26,497	17,923	10,960	6,113	4,360
Amortization of intangible assets	15,997	39,346	52,302	51,369	17,441
Non-cash interest expense	3,827	3,610	21,880	13,577	3,768
Debt prepayment premium	—	—	3,800	—	—
Secondary offering costs	—	—	945	—	—
Income tax impact of pre-tax adjustments	(19,687)	(25,265)	(35,506)	(26,750)	(9,970)
Adjusted Net Income	$86,694	$70,720	$74,392	$57,456	$47,431

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a leading provider of comprehensive HR solutions for SMBs under a co-employment, or PEO model. We offer a comprehensive HR solution to our clients using cloud based software systems, enabled with our HR professionals and expertise in combination with competitive benefit offerings, insurance coverage and risk mitigation services. In 2016 we:

•	served over 13,900 clients, co-employed approximately 338,000 WSEs and we increased our Total WSEs 4% over 2015,

•	processed over $34 billion in payroll and payroll tax payments for our clients in 2016 with an increase of 12% over 2015,

•	reorganized our sales force by adding national vertical sales leaders and focused our marketing and product development efforts on an industry vertical basis,

•	launched three vertical products - TriNet Technology, TriNet Nonprofit and TriNet Financial Services, and

•	completed the consolidation of the Accord and Ambrose legacy platforms through the migration of our clients to the TriNet platform and retirement of these legacy software platforms.
Our financial highlights for the 2016 year include:

•	Total revenues increased 15% to $3.1 billion, while Net Service Revenues increased 18% to $646.6 million,

•	Operating Income increased 58% to $124.0 million,

•	Net income increased 94% to $61.4 million, or $0.85 per diluted share, while Adjusted Net Income increased 23% to $86.7 million,

•	Adjusted EBITDA increased 23% to $186.6 million, and

•	Cash provided by operating activities increased 11% to $144.5 million.
Our Vertical Approach
Our vertical approach enables us to provide better HR solutions and services tailored to the specific needs of clients in these verticals. In addition to sales and marketing, our client services and product development teams are increasingly focused on specific industry verticals. We believe this vertical approach is an important competitive differentiator for TriNet.
We sell our services primarily through our direct sales organization, which consists of sales representatives who focus on serving clients in specific industry vertical markets. Our sales representatives are supported by marketing, inside sales, lead generation and lead incubation efforts as well as referral networks.
Historically, year over year comparison of our Total Sales Representatives has served as an indicator of our success in growing our business. During 2016, the vertical sales leaders consciously slowed down hiring while they assessed, recalibrated, and realigned their sales teams. Going forward, we expect to grow the salesforce strategically within the assigned vertical markets. While having a productive direct sales force is important to the success of our business, we no longer rely on the absolute number of sales representatives by itself as an indicator of the growth of our revenues or our business overall.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Technology
We made significant investments in our proprietary, cloud-based HR systems, including implementing client information and management software to provide our clients with enhanced features and functionality. In addition, we invested in a common technology platform as it is an important enabler of our products. It allows us to offer industry–specific solutions in a scalable manner while delivering frequent enhancements that benefit all clients. In 2016, we completed the consolidation and retirement of two of our three legacy platforms that we acquired (Accord and Ambrose). We plan to consolidate our remaining legacy acquired platform (SOI) onto our TriNet platform in 2017.
For 2016, our systems development and programming costs were $31.4 million, representing 1% of our total revenues and 5% of our Net Service Revenues. Combined with our technology related capital expenditures, our total technology investment was $62.1 million, representing 2% of our total revenues and 10% of our Net Service Revenues.
We plan to continue to invest to upgrade and improve technology offerings, including enhancements of our online interface and mobile applications to provide better client and individual WSE experience.
Insurance
We have added senior insurance management and in-house actuarial capabilities to allow us to improve our risk monitoring and management of our insurance pricing with the expectation that we can continue to provide a cost effective and competitive solution to clients that is priced to the risk incurred. In 2015, we started an effort to reprice our insurance service offerings to our clients. With this substantially complete, total revenues increased 15% to $3.1 billion and Net Insurance Service Revenue increased 37% to $199.8 million in 2016.
Our People
As we grow, we continue to invest in our employees and their capabilities. In 2016, for example, we increased our in-house Risk Management expertise, most notably through investing in our actuarial pricing and claims management employees as well as in our internal financial control functions. We also continued to invest in growing our sales functions, hiring and retaining sales reps with industry experience, which resulted in a direct sales organization of over 450 direct sales representatives. From 2015 to 2016, we incurred additional salary and salary related costs of $51 million.
We will continue to search, select and hire people to serve our current clients and find new clients as our business grows and add to our skills and capabilities in order to provide innovative HR solutions for our clients.
We expect our employee-related expenses will continue to grow in absolute dollar amounts in the foreseeable future as we continue to drive our growth through vertical product delivery and platform integrations, while also working to improve our systems and processes and gain efficiencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2016. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within Management's Discussion and Analysis (MD&A).

	Year Ended December 31,			% Change
(in thousands, except operating metrics data)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Consolidated Statements of Income:
Professional service revenues	$446,755	$401,287	$342,074	11%	17%
Insurance service revenues	2,613,558	2,258,001	1,851,457	16	22
Total revenues	3,060,313	2,659,288	2,193,531	15	21
Insurance costs	2,413,752	2,112,376	1,686,315	14	25
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	190,444	150,694	134,256	26	12
Sales and marketing	173,714	166,759	139,997	4	19
General and administrative	91,659	69,626	53,926	32	29
Systems development and programming	31,438	27,558	26,101	14	6
Amortization of intangible assets	15,997	39,346	52,302	(59)	(25)
Depreciation	19,351	14,612	13,843	32	6
Total costs and operating expenses	2,936,355	2,580,971	2,106,740	14	23
Operating income	123,958	78,317	86,791	58	(10)
Other income (expense):
Interest expense and bank fees	(20,257)	(19,449)	(54,193)	4	(64)
Other, net	751	1,142	478	(34)	139
Income before provision for income taxes	104,452	60,010	33,076	74	81
Income tax expenses	43,046	28,315	17,579	52	61
Net income	$61,406	$31,695	$15,497	94%	105%

Non-GAAP measures (1):
Net Service Revenues (1)	$646,561	$546,912	$507,216	18%	8%
Net Insurance Service Revenues (1)	199,806	145,625	165,142	37	(12)
Adjusted EBITDA (1)	186,554	151,340	165,319	23	(8)
Adjusted Net income (1)	86,694	70,720	74,392	23	(5)

Operating Metrics:
Total WSEs payroll and payroll taxes processed (in billions)	$34.3	$30.6	$25.6	12%	20%
Total WSEs	337,885	324,399	288,312	4	13
Average WSEs	326,850	303,917	261,431	8	16

(1)	Refer to Non-GAAP measures definitions and reconciliations from GAAP measures in Item 6. Selected Financial Data.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues and Income

2016 - 2015 Commentary
Total revenues were $3.1 billion, a 15% increase from 2015:

•	Professional service revenues were $446.8 million an increase of 11% over 2015 as a result of an Average WSEs growth of 8% with the remainder due to price increases.

•	Insurance service revenues grew 16% over 2015 to $2.6 billion. Service price increases in combination with the 8% growth in Average WSEs accounted for the year over year growth.
Net Service Revenues was $646.6 million representing an 18% increase from 2015. Net Insurance Service revenues represented 31% of Net Service Revenues and grew 37% over 2015 with Insurance Service revenues per Average WSE increasing by 8% but Insurance Costs per Average WSE increasing by only 6%.
Operating Income was $124.0 million and 58% better than 2015, primarily due to improvement in our service revenues, especially our insurance services business as noted above, partially offset by a 12% increase in operating expenses used to support our growth as detailed below.
Net Income increased 94% to $61.4 million, or $0.85 per diluted share.
Adjusted Net Income increased $16.0 million, a 23% increase from 2015, primarily due to increased operating income as described above, offset by higher income tax expenses.
2015 - 2014 Commentary
Total revenues in 2015 were $2.7 billion, a 21% increase from 2014:

•
Professional service revenues was $401.3 million an increase of 17% over 2014. The increase was mainly attributable to our 16% growth in Average WSEs and an increase in WSEs from verticals with higher average revenue per WSE.

•	Insurance revenues grew 22% over 2014 to $2.3 billion. The increase was primarily due to our WSEs growth and an increase of 5% in average insurance service revenues per WSE.
Net Service Revenues was $546.9 million, an 8% increase from 2014. This was the result of a 17% growth in professional service revenues, partially offset by a 12% decrease in Net Insurance Service Revenues which represented 27% of the total. In 2015, we recorded an increase of 25% in insurance costs primarily related to medical claims which exceeded our 16% growth in Average WSEs and 22% increase in Insurance Service Revenues overall.
Operating Income was $78.3 million, 10% decrease from 2014, primarily due to 23% increase in total cost and operating expenses compared to growth of only 21% in total revenues as described above.
Net Income increased 105% to $31.7 million, or $0.44 per diluted share, primarily due to reduction of $34.7 million in interest expense and bank fees, partially offset by decrease in operating income as described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted Net Income decreased 5% from 2014, primarily due to decrease in the income before provision for income taxes after adjusting the non-GAAP reconciling items, and increase of non-GAAP tax rate from 39.5% for 2014 to 41.5% for 2015 as a result of an increase in New York City tax rates and blended state rates in 2015.

Average WSE	Total WSE

Average WSE growth
2016		2015
8%		16%

Average monthly total revenue per WSE
2016	2015	2014
$780	$729	$699

Historically, year over year Total WSEs comparison has served as an indicator of our success in growing our business, both organically and through the integration of acquired businesses, and retaining clients. Average WSE growth is another volume measure we use to monitor the performance of our business. However, anticipated revenues for future periods can diverge from total WSEs paid due to pricing differences across our HR solutions and services. In addition to driving the growth in WSE count, we also focus on pricing strategies and product differentiation to maximize our revenue opportunities. Average monthly total revenues per WSE, as a measure to monitor the success of such pricing strategies, has increased 7% in 2016 versus 4% in 2015.
Professional Service Revenues (PSR)

Revenue Growth
2016		2015
11%		17%

Monthly PSR per Average WSE
2016	2015	2014
$114	$110	$109

Payroll and payroll taxes processed
2016	2015	2014
$34 billion	$31 billion	$26 billion

In 2016, our professional service revenues represented 15% of total revenues unchanged from 2015 and 69% of Net Service Revenues which is a reduction of 4% over 2015 reflecting our improved performance of Net Insurance Service Revenues from our repricing efforts.
Our clients are billed either based on a fee per WSE per month, per transaction or a percentage of the WSEs’ payroll. Our investment in a vertical approach provides us the flexibility to offer clients in different industries with different services at different prices. This vertical approach will allow us to address specific needs for different vertical clients, improve our revenue retention rate but potentially reduce the value of WSEs as a leading indicator of future revenue performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues (ISR)

Insurance Service Revenues Growth
2016		2015
16%		22%

Monthly ISR per Average WSE
2016	2015	2014
$666	$619	$590

Insurance service revenues represented 85% of total revenues with growth of 16% in 2016 versus 22% in 2015. The slower growth in insurance service revenues was mainly attributable to an 8% growth in Average WSEs for 2016 compared with 16% growth in Average WSEs for 2015.
In 2016, we strengthened our insurance offering with new leadership and a new actuarial team to improve our pricing and operating effectiveness. We completed the repricing of medical insurance for our existing clients in 2016 which now fully reflects our insurance experience in 2015. Average insurance service revenues per WSE increased by 8% in 2016 and 5% in 2015.
Insurance Costs

Insurance Costs Growth
2016		2015
14%		25%

Insurance Costs per Average WSE
2016	2015	2014
$615	$579	$538

2016 - 2015 Commentary
Insurance costs increased 14% in 2016 as a result of an 8% increase in Average WSEs, increased workers' compensation costs per WSE, including $28.2 million of workers' compensation costs from loss development relating to prior accident years.
2015 - 2014 Commentary
Insurance costs increased 25% in 2015 as a result of a 16% increase in Average WSEs, increases in the volume and severity of medical claims and $26.4 million in workers' compensation costs from loss development relating to prior accident years.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses (OOE)
Other operating expenses includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P) expenses.

Operating Expense Growth
2016		2015
18%		17%

% of Total Revenues
2016	2015	2014
16%	16%	16%

% of Net Service Revenue
2016	2015	2014
75%	76%	70%

We have approximately 2,600 corporate employees as of December 31, 2016 in 53 offices across the U.S. Our corporate employees' compensation related expenses represent 70% of our operating expenses in 2016 and 2015 and 72% in 2014.
We manage our expenses and allocate resources across different business functions based on percentage of Net Service Revenues which has increased from 70% in 2014 to 76% in 2015 and 75% in 2016. The increase was primarily due to lower revenue in 2015, and increased expenses in the following:

MANAGEMENT'S DISCUSSION AND ANALYSIS

2016 - 2015 Commentary
Operating costs increased $72.6 million or 18% as part of our continued investment in supporting our infrastructure and our capabilities to our clients. Specific costs increased as follows:

•
Compensation costs for our corporate employees includes payroll, payroll taxes, stock-based compensation, bonuses, commissions and other payroll and benefits related costs. Total compensation costs increased $51.0 million or 15% primarily due to increases in our

◦	client services functions to support the growth and migration of clients from legacy platforms to TriNet platform,

◦	risk services functions to strengthen our insurance business management by hiring new leaders and actuarial teams,

◦	technology function to support product delivery and platform integration, and

◦	other supporting functions as a result of increased operational and compliance requirement for a growing public company.

•
Accounting and other professional fees increased $8.1 million in 2016 in connection with significant time and resources required for our internal control remediation efforts and audit of our internal controls as required by Section 404 of the Sarbanes-Oxley Act.

•	Consulting expenses included costs associated with reviewing and administering our insurance programs, as well as consulting firms engaged in enhancing our product offerings.

•	Costs capitalized as internally developed software increased $10.1 million in 2016 primarily associated with product delivery and platform integration.

•	Other expenses increased $13.8 million in 2016 and included office leases and IT infrastructure costs to support the increased operational requirements.
We expect our operating expenses to continue to increase in the foreseeable future due to expected growth, our strategy to develop new vertical products and platform integrations. We will continue to improve our systems, processes and internal controls to gain efficiencies. These expenses may fluctuate as a percentage of our total revenues from period to period depending on the timing of those expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS

2015 - 2014 Commentary
Operating costs increased $60.4 million or 17% in 2015. Significant increases include:

•	Total compensation costs for our corporate employees increased $37.0 million primarily in

◦	sales and marketing function as a result of our growth in direct sales channels, primarily the addition of new sales representatives,

◦	client services professionals to support the growth of our clients and WSEs, and

◦	stock-based compensation costs to attract and retain our people.

•	Accounting and other professional fees increased $7.2 million in 2015 including in connection with implementation of Section 404 of the Sarbanes-Oxley Act.

•	Consulting expenses included costs associated with consulting firms engaged in enhancing our product offerings.

•	Costs capitalized as internally developed software increased $4.8 million in 2015 primarily associated with product delivery and platform integration initiatives.

•	Other expenses increased $14.9 million in 2015 and included

◦	IT infrastructure costs to support the increased operational requirements,

◦	marketing events to focus on market verticals and penetration,

◦	travel expenses, meetings, recruiting expenses to support growth in sales force, and

◦	broker commission costs resulted from increased revenues.
Amortization of Intangible Assets
Amortization of intangible assets represents costs associated with acquired companies' developed technologies, client lists, trade names and contractual agreements. Amortization expenses decreased 59% in 2016 and 25% in 2015, as a result of the 2016 revision to the expected useful life of certain client lists and trademarks related to our previous acquisitions and expiration of other acquisition related intangible assets.
Depreciation
Depreciation expense increased 32% in 2016 and 6% in 2015 which was a result of our continuous investment in technology products and platforms.
Other Income (Expense)
Other income (expense) consists primarily of interest expense under our credit facility and capital leases, and non-cash debt issuance cost amortization. It increased 4% in 2016 due primarily to the write-off of debt issuance costs resulting from the refinance of our term loan in July 2016; and decreased 64% in 2015 which was primarily due to lower outstanding debts. Interest expense for 2014 was significantly higher due to the acceleration of loan fee amortization resulting from our refinancing activities, and a prepayment premium related to our partial repayment of the credit facilities.
We may seek to amend our credit facility, including if available terms become more favorable. We may also seek additional borrowings to fund acquisitions or accelerate the payment of principal on outstanding debt. As such, our interest expense may fluctuate as a percentage of our total revenues from period to period depending on the timing of those borrowing and or repayment activities.
Provision for Income Taxes
Our effective tax rates (ETR) were 41.2% for 2016, 47.2% for 2015 and 53.2% for 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS

2016 - 2015 Commentary
Our ETR decreased 6.0% in 2016 from 47.2% in 2015 primarily due to the following:

•	5.7% decrease attributable to revaluation of deferred taxes resulting from state legislative changes enacted in 2015,

•	2.4% decrease in state income taxes from an increase in excludable income for state income tax purposes,

•
1.2% decrease from discrete benefits recorded in 2016 associated with prior year state income tax expense resulting from a state tax return to provision (RTP) adjustment relating to audit premiums paid for worker’s compensation insurance, partially offset by a

•	1.5% increase from net operating loss adjustment recorded in 2015.
We anticipate our ETR to be consistent going forward provided there are no significant tax reforms enacted or excess tax benefits from our equity incentive plans when we adopt ASU 2016-09.

2015 - 2014 Commentary
The ETR decrease from 53.2% for 2014 to 47.2% for 2015 includes:

•	3.2% decrease attributable to disqualifying dispositions on previously non-deductible stock-based compensation,

•	2.6% decrease due to a revaluation of deferred taxes resulting from state legislative changes enacted in 2014,

•	1.5% decrease from net operating loss adjustments due to apportionment changes, partially offset by a

•	2.8% increase in state income taxes resulting from state legislative changes.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
Liquidity
We manage our liquidity separately between assets and liabilities that are WSE related from our corporate assets and liabilities.
WSE related assets and liabilities primarily consist of current assets and liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs. Our cash flows related to WSE payroll and benefits is generally matched by advance collection from our clients which is reported as payroll funds collected within WSE related assets.
We reported our corporate cash and cash equivalents on the consolidated balance sheets separately from WSE related assets. We rely on our corporate cash and cash equivalents and cash from operations to satisfy our operational and regulatory requirements and fund capital expenditures. Our credit facilities have been primarily used to fund acquisitions. We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to clients, creditors and debt holders.
Our liquid assets are as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$184,004	$166,178
Working capital:
Corporate working capital	151,295	108,539
WSE related assets, net of WSE related liabilities	5,476	3,889
We had corporate cash and cash equivalents of $184.0 million and $166.2 million as of December 31, 2016 and 2015, respectively. The increase was primarily due to the cash generated from operations during the year ended December 31, 2016. We believe that our existing corporate cash and cash equivalents, working capital and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining funds in restricted cash, cash equivalents and investments as collateral. As of December 31, 2016, we had $129.8 million of restricted cash, cash equivalents and investments included in WSE related assets and $130.5 million of marketable securities designated as long-term restricted cash, cash equivalents and investments on the consolidated balance sheets. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust the balance when facts and circumstances change. We regularly review the collateral balances with our insurance carriers, and anticipate funding further collateral as needed based on program development.
Capital Resources
Sources of Funds
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, our borrowing capacity under the revolving credit facility and the potential issuance of debt or equity securities.
In July 2016, we refinanced our existing tranche B term loan, originally scheduled to mature in July 2017, with tranche A-2 term loans, pursuant to an amendment to the Amended and Restated First Lien Credit Agreement (Credit Agreement). As of December 31, 2016, $462.9 million of the term loans were outstanding including a $330.5 million term loan A at 3.250% per annum and $132.5 million term loan A-2 at 3.125% per annum maturing in July 2019.
We also have available a $75.0 million revolving credit facility. The total unused portion of the revolving credit facility was $59.5 million as of December 31, 2016. This revolving credit facility is expected to be used for working capital and other general corporate purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Uses of Funds
In 2016, we repurchased approximately 3.4 million shares of our common stock for $71.6 million. As of December 31, 2016, $60.0 million remained available for repurchase under the program, which is not subject to an expiration date.
Cash Flows
We generated positive cash flows from operating activities during 2016, 2015 and 2014. We also have the ability to generate cash through our financing arrangements under our credit facility to meet short-term funding requirements. The following table presents our cash flows activities for the stated periods:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$144,532	$130,599	$151,899
Investing activities	(27,122)	(37,689)	(45,427)
Financing activities	(99,371)	(60,752)	(66,372)
Effect of exchange rates on cash and cash equivalents	(213)	(321)	(115)
Net increase in cash and cash equivalents	$17,826	$31,837	$39,985
Operating Activities
Components of net cash provided by operating activities are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Operating income	$123,958	$78,317	$86,791
Depreciation and amortization	39,175	52,817	84,403
Stock-based compensation expense	26,497	17,923	10,960
Payment of interest	(15,420)	(15,224)	(32,051)
Income taxes (payments) refunds, net	(39,285)	(2,005)	3,809
Collateral (paid to) refunded from insurance carriers, net	(25,057)	9,918	(8,408)
Changes in deferred taxes	41,772	14,954	43,842
Changes in other operating assets and liabilities	(2,469)	(5,431)	(27,784)
Excess tax benefits from equity incentive plan activity	(4,639)	(20,670)	(9,663)
Net cash provided by operating activities	$144,532	$130,599	$151,899
The period to period fluctuation in changes in other operating assets and liabilities is primarily driven by timing of payments related to WSE related assets and liabilities, our accounts payable and accrued expenses related to our trade creditors, and corporate employee compensation related payables.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Net cash used in investing activities primarily consists of cash paid for capital expenditures, and purchases of investments, offset partially by proceeds from the sales of investments.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Capital expenditures:
Software and hardware	$30,677	$12,830	$13,798
Office furniture, equipment and leasehold improvements	8,973	5,727	5,363
Cash used in capital expenditures	$39,650	$18,557	$19,161

Investments:
Purchases of restricted investments	$(14,959)	$(41,939)	$(24,875)
Proceeds from maturity of restricted investments	27,787	27,557	—
Cash provided by (used in) investments	$12,828	$(14,382)	$(24,875)
Our most significant capital expenditures have been investments in our software and hardware to introduce new products, enhance existing products and platforms, as well as platform integrations. In 2016, we introduced TriNet Technology, TriNet Nonprofit, and TriNet Financial Services vertical products. In addition, we completed integrating our legacy Accord and Ambrose platforms into the TriNet platform. We expect such capital investment will continue in the future.
We invest cash held as collateral to satisfy our long-term obligation towards the workers' compensation liabilities in U.S. long-term treasuries and mutual funds. Such investments are classified as available for sale investments and included as restricted cash, cash equivalents and investments in the balance sheet. The amount of investment and the anticipated holding period is reviewed regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.
Financing Activities
Net cash used in financing activities consisted primarily of repayment of debt and repurchases of our common stock, partially offset by proceeds from new borrowings and exercises of stock options.
Historically we funded business acquisitions and special dividends through borrowings under credit facilities which may fluctuate from period to period. We may seek to amend the current credit facilities as they expire, as needed by the business or if market conditions become more favorable, with interest rates or terms that may not necessarily be more favorable than the current interest rates or terms.
The board of directors from time to time authorizes stock repurchases of our outstanding common stock in order to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. Refer to Note 9 in Item 8 of this Form 10-K for details of our equity plans. As of December 31, 2016, approximately $60.0 million remained available for repurchase.

	Year Ended December 31,
	2016	2015	2014
Shares repurchased under the plan	3,414,675	1,895,625	490,419
Amounts (in thousands)	$71,604	$48,364	$15,009
In 2014, we received $216.8 million net proceeds from our IPO and it was used to pay off a portion of then outstanding credit facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Covenants
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries. It also contains financial covenants that require us to maintain: (1) a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 and (2) a maximum total leverage ratio of 4.25 to 1.00 through December 31, 2016, 3.75 to 1.00 through December 31, 2017 and 3.50 to 1.00 thereafter. As of December 31, 2016, we were in compliance with these financial covenants.
In order to meet various states’ licensing requirements and maintain accreditation by the ESAC, we are subject to various minimum working capital and net worth requirements. As of December 31, 2016 and 2015, we believe we have fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, we have maintained positive working capital throughout each of the periods covered by the financial statements.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2016:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$503,323	$53,715	$449,608	$—	$—
Workers' compensation obligations (2)	277,853	96,110	84,678	35,726	61,339
Operating lease obligations (3)	64,644	15,274	25,649	16,839	6,882
Purchase obligations (4)	11,505	5,078	6,427	—	—
Total	$857,325	$170,177	$566,362	$52,565	$68,221
(1) Includes principal and the projected interest payments of our term loans, see Note 8 in Item 8 of this Form 10-K for details.
(2) Represents estimated payments that are expected to be made to carriers for various workers' compensation program under the contractual obligations. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with the workers' compensation insurance policy as well as premiums and other liabilities.
(3) Includes various facilities and equipment leases under various operating lease agreements.
(4) Our purchase obligations primarily consist of software licenses, maintenance agreements and sales and marketing events pertaining to various contractual agreements.
In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. In addition, in connection with our IPO, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to us. Such indemnification obligations are not included in the table above.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Some of the assumptions are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial statements could be materially affected. For additional information about our accounting policies, refer to Note 1 in Item 8 of this Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 8 of this Form 10-K for additional information related to recent accounting pronouncements.
Insurance Loss Reserves
We have purchased fully-insured workers' compensation and health benefits coverage for our employees and WSEs. As part of these insurance policies, we bear claims costs up to a defined deductible amount and as a result, we establish insurance reserves including both known and incurred but not reported (IBNR) costs. As workers' compensation costs for a particular period are not known for many years after the losses have occurred these loss reserves represent our best estimate of unpaid claim losses and loss adjustment expenses within the deductible layer in accordance with our insurance policies.
We have appointed external actuaries to evaluate, review and recommend estimates of our workers' compensation and health benefits loss reserves. The loss reserve studies performed by these qualified actuaries analyze historical claims data to develop a range of potential ultimate losses using loss development, expected loss ratio and frequency/severity methods in accordance with Actuarial Standards of Practice. Loss methods are applied to classes or segments of the loss data organized by policy year and risk class.
Key judgments and evaluations in arriving at loss estimates by segment and the reserve selection overall include:

•	the selection of models used and the relative weights given to selection model used for each policy year,

•	the underlying assumptions of loss development factor (LDF) used in these models,

•	the effect of any changes claims handling processes,

•	evaluation of loss (medical and indemnity) cost trends, costs from changes in the risk exposure being evaluated and any applicable changes in legal, regulatory or judicial environment.
We review and evaluate these judgments and the associated recommendations in concluding the adequacy of loss reserves. Where adjustments are necessary these are recorded in the period in which the adjustments are identified.
Workers' Compensation Loss Reserves
Under our policies, we are responsible for reimbursing the insurance carriers for workers' compensation losses up to $1 million per claim occurrence (Deductible Layer). We use external actuaries to evaluate, review and recommend workers' compensation loss reserves on a quarterly basis. The data is segmented by class and state and analyzed by policy year; states where we have small exposure are aggregated into a single segment.
We use a combination of loss development, expected loss ratio and frequency/severity methods which include the following inputs, assumptions and analytical techniques:

•	TriNet historical loss experience, exposure data and industry loss experience,

•	inputs of WSEs’ job responsibilities and location,

•	historical frequency and severity of workers' compensation claims,

•	an estimate of future cost trends to establish expected loss ratios for subsequent accident years,

•	expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and

•	loss development factors to project the reported losses for each accident year to an ultimate basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Final claim settlements may vary materially from the present estimates, particularly when those payments may not occur until well into the future. In our experience, plan years related to workers' compensation programs may take 10 years or more to be fully settled. Certain assumptions used in estimating these reserves are highly judgmental. Our loss reserves, results of operations and financial condition can be materially impacted if actual experience differs from the assumptions used in establishing these reserves.
Health Benefits Loss Reserves
We sponsor and administer a number of fully-insured, risk based employee benefit plans, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 62% by premium of our 2016 policies relate to fully-insured policies where we reimburse our health insurers for claims incurred within a per person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
Costs covered by these insurance plans generally develop on average within three to six months so loss reserves include estimates of reported losses and claims incurred but not yet paid (IBNP). Data is segmented and analyzed by insurance carrier.
To estimate health benefits loss reserves we use a number of inputs, assumptions and analytical techniques:

•	TriNet historical loss claims payment patterns,

•	per employee per month claims costs, and

•	plan enrollment and medical trend rates.
These reserves may vary in subsequent quarters from the amount estimated. Our loss reserves, results of operations and financial condition can be materially impacted if actual experience differs from our key assumptions used in establishing these reserves.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We had restricted investments and interest bearing receivables in connection with workers' compensation premiums totaling $56.3 million as of December 31, 2016. Included in this amount were $53.6 million in time deposits and U.S. Treasuries. Our investments are made for capital preservation purposes and these interest-earning instruments carry a degree of interest rate risk. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities prior to maturity or declines in fair value are determined to be other-than-temporary. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities. To date, fluctuations in interest income have not been significant.
We had total outstanding indebtedness of $462.9 million as of December 31, 2016, of which $38.3 million is due within 12 months. We are exposed to market risk from changes in interest rates on our debt. Depending upon the borrowing option chosen, the interest charged is generally based upon the prime lending rate or LIBOR plus an applicable margin. If interest rates in effect at December 31, 2016 increased or decreased 100 basis points, our interest expense for 2017 through 2019 would correspondingly increase or decrease by $10.7 million.

FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of TriNet Group, Inc.
We have audited the accompanying consolidated balance sheet of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15, pertaining to the year ended December 31, 2016. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TriNet Group, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule pertaining to the year ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2017

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of TriNet Group, Inc.
We have audited the accompanying consolidated balance sheet of TriNet Group, Inc. as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriNet Group, Inc. at December 31, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
San Francisco, California
March 31, 2016

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$184,004	$166,178
Restricted cash and cash equivalents	14,569	14,557
Prepaid income taxes	42,381	4,105
Prepaid expenses	10,784	8,579
Other current assets	2,145	1,359
Worksite employee related assets	1,281,471	1,373,386
Total current assets	1,535,354	1,568,164
Workers' compensation collateral receivable	31,883	29,204
Restricted cash, cash equivalents and investments	130,501	101,806
Property and equipment, net	58,622	37,844
Goodwill	289,207	289,207
Other intangible assets, net	31,074	46,772
Other assets	18,502	19,452
Total assets	$2,095,143	$2,092,449
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,541	$12,904
Accrued corporate wages	30,937	28,963
Notes and capital leases payable, net	36,559	32,970
Other current liabilities	12,551	11,402
Worksite employee related liabilities	1,275,995	1,369,497
Total current liabilities	1,378,583	1,455,736
Notes and capital leases payables, net, noncurrent	422,495	460,965
Workers' compensation loss reserves (net of collateral paid $22,377 and $15,129 at December 31, 2016 and 2015, respectively)	159,301	105,481
Deferred income taxes	92,373	54,641
Other liabilities	7,801	7,545
Total liabilities	2,060,553	2,084,368
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock ($0.000025 par value per share; 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015)	—	—
Common stock and additional paid-in capital ($0.000025 par value per share; 750,000,000 shares authorized; 69,015,690 and 70,371,425 shares issued and outstanding at December 31, 2016 and 2015, respectively)	535,132	494,397
Accumulated deficit	(499,938)	(485,595)
Accumulated other comprehensive loss	(604)	(721)
Total stockholders’ equity	34,590	8,081
Total liabilities and stockholders’ equity	$2,095,143	$2,092,449
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Professional service revenues	$446,755	$401,287	$342,074
Insurance service revenues	2,613,558	2,258,001	1,851,457
Total revenues	3,060,313	2,659,288	2,193,531
Insurance costs	2,413,752	2,112,376	1,686,315
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	190,444	150,694	134,256
Sales and marketing	173,714	166,759	139,997
General and administrative	91,659	69,626	53,926
Systems development and programming	31,438	27,558	26,101
Amortization of intangible assets	15,997	39,346	52,302
Depreciation	19,351	14,612	13,843
Total costs and operating expenses	2,936,355	2,580,971	2,106,740
Operating income	123,958	78,317	86,791
Other income (expense):
Interest expense and bank fees	(20,257)	(19,449)	(54,193)
Other, net	751	1,142	478
Income before provision for income taxes	104,452	60,010	33,076
Income tax expenses	43,046	28,315	17,579
Net income	$61,406	$31,695	$15,497
Net income per share:
Basic	$0.88	$0.45	$0.24
Diluted	$0.85	$0.44	$0.22
Weighted average shares:
Basic	70,159,696	70,228,159	56,160,539
Diluted	71,972,486	72,618,069	59,566,773

See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income	$61,406	$31,695	$15,497
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	47	(86)	(8)
Foreign currency translation adjustments	70	(321)	(115)
Total other comprehensive income (loss), net of tax	117	(407)	(123)
Comprehensive income	$61,523	$31,288	$15,374

See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(In thousands, except per share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2013	9,516,427	$122,878	15,259,540	$74,160	$(467,209)	$(191)	$(393,240)
Net income	—	—	—	—	15,497	—	15,497
Other comprehensive loss	—	—	—	—	—	(123)	(123)
Issuance of common stock for vested restricted stock units	—	—	4,250	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	249,494	3,393	—	—	3,393
Conversion of preferred stock	(9,516,427)	(122,878)	38,065,708	122,878	—	—	122,878
Issuance of common stock from exercise of stock options	—	—	1,712,278	2,193	—	—	2,193
Issuance of common stock, net of IPO cost	—	—	15,091,074	217,796			217,796
Stock-based compensation expense	—	—	—	10,660	—	—	10,660
Repurchase of common stock	—	—	(490,419)	—	(15,009)	—	(15,009)
Awards effectively repurchased for required employee withholding taxes	—	—	(80,599)	—	(1,431)	—	(1,431)
Excess tax benefits from equity incentive plan activity	—	—	—	9,663	—	—	9,663
Realized tax benefit of deductible IPO transaction costs	—	—	—	1,939	—	—	1,939
Special dividend	—	—	—	—	25	—	25
Balance at December 31, 2014	—	—	69,811,326	442,682	(468,127)	(314)	(25,759)
Net income	—	—	—	—	31,695	—	31,695
Other comprehensive loss	—	—	—	—	—	(407)	(407)
Issuance of common stock for vested restricted stock units	—	—	106,136	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	272,836	5,315	—	—	5,315
Issuance of common stock from exercise of stock options	—	—	2,112,131	7,166	—	—	7,166
Stock-based compensation expense	—	—	—	17,742	—	—	17,742
Repurchase of common stock	—	—	(1,895,625)	—	(48,364)	—	(48,364)
Awards effectively repurchased for required employee withholding taxes	—	—	(35,379)	—	(799)	—	(799)
Excess tax benefits from equity incentive plan activity	—	—	—	20,670	—	—	20,670
Realized tax benefit of deductible IPO transaction costs	—	—	—	822	—	—	822
Balance at December 31, 2015	—	—	70,371,425	494,397	(485,595)	(721)	8,081
Net income	—	—	—	—	61,406	—	61,406
Other comprehensive income	—	—	—	—	—	117	117
Issuance of common stock for vested restricted stock units	—	—	695,253	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	283,644	4,506	—	—	4,506
Issuance of common stock from exercise of stock options	—	—	1,297,812	5,272	—	—	5,272
Stock-based compensation expense	—	—	—	26,318	—	—	26,318
Repurchase of common stock	—	—	(3,414,675)	—	(71,604)	—	(71,604)
Awards effectively repurchased for required employee withholding taxes	—	—	(217,769)	—	(4,145)	—	(4,145)
Excess tax benefits from equity incentive plan activity	—	—	—	4,639	—	—	4,639
Balance at December 31, 2016	—	—	69,015,690	$535,132	$(499,938)	$(604)	$34,590
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating activities
Net income	$61,406	$31,695	$15,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,175	52,817	84,403
Stock-based compensation	26,497	17,923	10,960
Excess tax benefits received from equity incentive plan activity	(4,639)	(20,670)	(9,663)
Deferred income taxes	41,772	14,954	43,842
Accretion of workers' compensation and leases fair value adjustment	—	(639)	(1,090)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(41,535)	(17,991)	(6,880)
Prepaid income taxes	(37,715)	24,494	(23,387)
Prepaid expenses and other current assets	(2,991)	1,313	(7,389)
Workers' compensation collateral receivable	(2,679)	3,152	(5,413)
Other assets	262	(14,527)	8,004
Accounts payable	9,158	287	5,212
Accrued corporate wages and other current liabilities	3,247	5,616	7,749
Workers' compensation loss reserves	54,161	31,483	29,822
Worksite employee related assets	91,915	261,750	(862,699)
Worksite employee related liabilities	(93,502)	(261,058)	862,931
Net cash provided by operating activities	144,532	130,599	151,899
Investing activities
Acquisitions of businesses	(300)	(4,750)	—
Purchases of marketable securities	(14,959)	(41,939)	(24,875)
Proceeds from maturity of marketable securities	27,787	27,557	—
Purchase of property and equipment	(39,650)	(18,557)	(20,552)
Net cash used in investing activities	(27,122)	(37,689)	(45,427)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	—	217,796
Repurchase of common stock	(71,604)	(48,364)	(15,009)
Proceeds from issuance of common stock on exercised options	5,272	7,166	2,193
Proceeds from issuance of common stock on employee stock purchase plan	4,506	5,315	3,393
Awards effectively repurchased for required employee withholding taxes	(4,145)	(799)	(1,431)
Proceeds from issuance of notes payable	57,978	—	—
Payments for extinguishment of debt	(57,563)	—	—
Repayment of notes and capital leases payable	(37,078)	(45,562)	(273,856)
Payment of debt issuance costs	(1,376)	—	(11,060)
Excess tax benefits received from equity incentive plan activity	4,639	20,670	9,663
Tax credit received for deductible IPO transaction costs	—	822	1,939
Net cash used in financing activities	(99,371)	(60,752)	(66,372)
Effect of exchange rate changes on cash and cash equivalents	(213)	(321)	(115)
Net increase in cash and cash equivalents	17,826	31,837	39,985
Cash and cash equivalents at beginning of period	166,178	134,341	94,356
Cash and cash equivalents at end of period	$184,004	$166,178	$134,341

Supplemental disclosures of cash flow information
Interest paid	$15,420	$15,224	$32,051
Income taxes paid (refund), net	39,285	2,005	(3,809)
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$823	$344	$1,290
Allowance for tenant improvements	—	1,257	—
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group Inc. (TriNet or we, our and us), a professional employer organization (PEO) founded in 1988, provides comprehensive human resources (HR) solutions for small to midsize businesses (SMBs) under a co-employment model. These HR solutions include bundled services, such as multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other services. Through the co-employment relationship, we are the employer of record for most administrative and regulatory purposes, including:

•	compensation through wages and salaries,

•	employer payroll-related taxes payment,

•	employee payroll-related taxes withholding and payment,

•	employee benefit programs including health and life insurance, and others, and

•	workers' compensation coverage.
Our clients are responsible for the day-to-day job responsibilities of the worksite employees (WSEs).
We operate in one reportable segment. All of our service revenues are generated from external clients. Less than 1% of revenue is generated outside of the U.S.
Basis of Presentation
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and related disclosures. Significant estimates include:

•	liability for unpaid losses and loss adjustment expenses (loss reserves) related to workers' compensation and workers' compensation collateral receivable,

•	health insurance loss reserves,

•	liability for insurance premiums payable,

•	impairments of goodwill and other intangible assets,

•	income tax assets and liabilities, and

•	liability for legal contingencies.
These estimates are based on historical experience and on various other assumptions that we believe to be reasonable from the facts available to us. Some of the assumptions are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial statements could be materially affected.

FINANCIAL STATEMENTS

Revenue Recognition
Professional service revenues represent fees charged to clients for processing payroll-related transactions on behalf of our clients, access to our HR expertise, employment and benefit law compliance services and other HR related services. Professional service revenues are recognized in the period the services are rendered and earned under service arrangements with clients, where service fees are fixed or determinable, and collectability is reasonably assured.
Under the accounting rules, we are not considered the primary obligor with respect to WSEs payroll and payroll tax payments and therefore, these payments are not reflected as either revenue or expense in our consolidated statements of income. The gross payroll and payroll tax payments made on behalf of our clients, combined, were $34.3 billion, $30.6 billion and $25.6 billion for the years ended December 31, 2016, 2015, and 2014, respectively.
We generally charge an upfront non-refundable set-up fee which is recognized on a straight-line basis over the estimated average client tenure.
Insurance service revenues consist of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers. Insurance service revenues are recognized in the period amounts are due and where collectability is reasonably assured.
The professional service revenues and insurance service revenues are each considered separate units of accounting for administrative services and insurance related benefits billed to the majority of our clients. For clients billed through a bundled invoice, the selling price of significant deliverables is determined based on the best estimate of the selling price.
Insurance Costs
Our fully-insured insurance plans are provided by third-party insurance carriers under guaranteed-cost or risk-based insurance policies. Under guaranteed-cost policies, our carriers establish the premiums and we are not responsible for any deductibles. Under risk-based policies, we agree to reimburse our carriers for any claims paid within an agreed-upon deductible layer.
Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in loss reserves related to our workers' compensation and health benefit insurance.
At policy inception, annual workers' compensation premiums are estimated based on projected wages over the duration of the policy period and the risk categories of the WSEs. As actual wages are realized, the amounts paid for premiums may differ from the estimates that we recorded, creating an asset or liability throughout the policy year. Such asset or liability is reported on our consolidated balance sheets as prepaid insurance premiums or insurance premiums payable, respectively.
Workers' Compensation Loss Reserves
We have secured fully-insured insurance policies with insurance carriers for our clients and WSEs that obligate us to reimburse the insurance carriers for losses up to $1 million per claim occurrence (deductible layer). Workers' compensation insurance reserves represent our liability for unpaid losses and loss adjustment expenses. These reserves are established to provide for the estimated ultimate costs of paying claims within the deductible layer in accordance with worker's compensation insurance policies. These reserves include estimates for reported and incurred but not reported (IBNR) losses, and expenses associated with processing and settling the claims. In establishing these reserves, we use an independent actuary to provide an estimate of undiscounted future cash payments that would be made to settle the claims based upon:

•	TriNet's historical loss experience, exposure data, and industry loss experience,

•	inputs including WSE job responsibilities and location,

•	historical frequency and severity of workers' compensation claims,

•	an estimate of future cost trends to establish expected loss ratios for subsequent accident years,

FINANCIAL STATEMENTS

•	expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and

•	loss development factors to project the reported losses for each accident year to an ultimate basis.
We assess the workers' compensation loss reserves on a quarterly basis. For each reporting period, changes in the actuarial methods and assumptions resulting from changes in actual claims experience and other trends are incorporated into the workers' compensation loss reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any variety of new and adverse or favorable trends. Accordingly, final claim settlements may vary materially from the present estimates, particularly when those payments may not occur until well into the future. In our experience, plan years related to workers' compensation programs may take ten years or more to be settled.
We do not discount workers' compensation loss reserves. Claim costs expected to be paid within one year are recorded as workers' compensation reserves included in short-term WSE related liabilities. Claim costs expected to be paid beyond one year are included in long-term liabilities.
Insurance carriers are responsible for administering and paying claims. We are responsible for reimbursing each carrier up to a deductible limit per occurrence.
We have collateral agreements with various insurance carriers where either we retain custody of funds in trust accounts which we record as restricted cash and cash equivalents, or remit funds to carriers. Collateral whether held by us, or the carriers, is used to settle our insurance and claim deductible obligations to them. Collateral is calculated by policy year and remains restricted until the policy year is fully settled. Collateral paid to carriers, by agreement permits net settlement of obligations against collateral held, which we record net of our loss reserves (Carrier Collateral Offset). Any excess funds held by carriers over our recorded loss reserves by policy year can be returned to us based on the agreements with them. Based on the estimated timing of return, such excess funds are recorded as workers' compensation collateral receivable, in WSE related assets or in long-term assets.
Health Benefits Loss Reserves
We sponsor and administer a number of fully-insured, risk based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the Employee Retirement Income Security Act (ERISA). Approximately 38% of our 2016 group health insurance premiums were for guaranteed-cost policies which are fully-insured policies where we are not responsible for any deductible. The remaining 62% by premium of our 2016 policies relate to fully-insured policies where we reimburse our health insurers for claims incurred within a per person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
Health benefits loss reserves are established to provide for the estimated unpaid costs of reimbursing the carriers for paying claims within the deductible layer in accordance with health insurance policies. These reserves include estimates for reported losses, plus estimates for claims incurred but not paid. We assess reserves regularly based upon independent actuarial studies that include other relevant factors such as current and historical claims payment patterns, plan enrollment and medical trend rates.
Under certain policies, based on plan performance, we may be entitled to receive refunds of premiums which we recognize in accordance with the policy terms. We estimate these refunds based on premium and claims data and record as a reduction in the insurance costs on the consolidated statements of income and prepaid health plan expenses in WSE related assets on the consolidated balance sheets. As of December 31, 2016 and 2015, we had $8.6 million and $6.8 million, respectively, included within WSE related assets as prepaid insurance premiums.
Cash and Cash Equivalents
Cash and cash equivalents include bank deposits and short-term, highly liquid investments. Investments with original maturity dates of three months or less are considered cash equivalents.

FINANCIAL STATEMENTS

Restricted Cash, Cash Equivalents and Investments
Restricted cash and cash equivalents presented on our consolidated balance sheets represents our corporate cash and cash equivalents in trust accounts functioning as security deposits for our insurance carriers. These deposits are not used for settling insurance premiums or claims payments.
WSE related assets also includes restricted cash, cash equivalents and investments held in trust for current and future premium and claim obligations with our insurance carriers. Amounts are held in trust according to the terms of the relevant insurance policies and by the local insurance regulations of the jurisdictions in which the policies are in force.
Investments
We have investments primarily in marketable securities including U.S. treasuries, which are classified as available for sale and are carried at estimated fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of deferred income taxes. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity or sale. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method to determine the realized gains and losses on the sale of available for sale securities. Realized gains and losses are included in other income in the accompanying consolidated statements of income.
We assess our investments for an other-than-temporary impairment loss due to a decline in fair value or other market conditions. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity. If management determines that a security is impaired under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value.
Fair Value of Financial Instruments
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
Our financial assets recorded at fair value on a recurring basis are comprised of available for sale marketable securities and certificates of deposits. We measure certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and our other current financial liabilities, including cash and cash equivalents, restricted cash and cash equivalents, WSE related assets and liabilities excluding insurance loss reserves, line of credit and accrued corporate wages, have fair values that approximate their carrying value due to their short-term nature.
Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value, summarized as follows:

•	Level I—observable inputs for identical assets or liabilities, such as quoted prices in active markets,

•	Level II—inputs other than the quoted prices in active markets that are observable either directly or indirectly,

•	Level III—unobservable inputs in which there is little or no market data, which requires that we develop our own assumptions.
The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We classify our cash equivalents, debt securities and notes payable in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.
WSE related Assets and Liabilities
Current assets and liabilities resulted from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs, are reported in WSE related assets and liabilities on the consolidated balance sheets. These assets

FINANCIAL STATEMENTS

and liabilities are reported separately from our corporate assets and liabilities to better distinguish our corporate position from those assets and liabilities held by us to fund client payrolls.
Unbilled Revenue
We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll taxes liabilities as accrued wages in WSE related liabilities. The associated receivables, including estimated revenues, offset by advance collections from clients, are recorded as unbilled revenues in WSE related assets.
Accounts Receivable
Our accounts receivable recorded in WSE related assets, represent outstanding gross billings to clients, net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts based on historical experience, the age of the accounts receivable balances, credit quality of clients, current economic conditions and other factors that may affect clients’ ability to pay, and charge-off amounts when they are deemed uncollectible.
Property and Equipment
We record property and equipment at historical cost and compute depreciation using the straight-line method over the estimated useful lives of the assets or the lease terms, generally three to five years for software and office equipment, five to seven years for furniture and fixtures, and the shorter of the asset life or the remaining lease term for leasehold improvements. We expense the cost of maintenance and repairs as incurred and capitalize leasehold improvements.
We capitalize internal and external costs incurred to develop internal-use computer software during the application development stage. Application development stage costs include license fees paid to third-parties for software use, software configuration, coding, and installation. Capitalized costs are amortized on a straight-line basis over the estimated useful life, typically ranging from three to five years, commencing when the software is placed into service. We expense costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training costs, and costs that do not add functionality to existing systems. For the years ended December 31, 2016, 2015 and 2014, internally developed software costs capitalized were $21.3 million, $11.2 million and $6.3 million respectively.
We periodically assess the likelihood of unsuccessful completion of projects in progress, as well as monitor events or changes in circumstances, which might suggest that impairment has occurred and recoverability should be evaluated. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds the future net cash flows expected to be generated by the asset.
Goodwill and Other Intangible Assets
Our goodwill and identifiable intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis or when an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, all goodwill is associated with one reporting unit within our reportable segment.
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2016, 2015 and 2014.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives ranging from two to ten years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2016, 2015 and 2014.

FINANCIAL STATEMENTS

Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if the carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. An impairment charge is recognized for the amount by which the carrying amount of the assets exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs.
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $6.4 million, $8.2 million, and $7.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-Based Compensation
We have three types of stock-based awards to employees: restricted stock units (time based and performance based), stock options and an employee stock purchase plan. Compensation expense associated with restricted stock units is based on the fair value of common stock on the date of grant. Compensation expense associated with stock options and employee stock purchase plan are based on the estimated grant date fair value method using the Black-Scholes option pricing model. Expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual forfeitures. A tax benefit from stock-based compensation is recognized in additional paid in capital to the extent that an incremental tax benefit is realized.
Income Taxes
We account for our provision for income taxes using the asset and liability method, under which we recognize income taxes payable or refundable for current year and deferred tax assets and liabilities for future tax effect of events that have been recognized in our financial statements or tax returns. We measure our current and deferred tax assets and liabilities based on provision of enacted tax laws of those jurisdictions in which we operate. The effect of changes in tax laws and regulations, or interpretations, is recognized in our consolidated financial statements in the period that includes the enactment date.
We recognize deferred tax assets and liabilities based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, as well as the expected benefits of using net operating loss and other carryforwards. We are required to establish a valuation allowance when it is determined more likely than not that the deferred tax assets will not be realized. Provision for income taxes may change when estimates used in determining valuation allowances change or when receipt of new information indicates the need for adjustment in valuation allowances. Changes in valuation allowances are reflected as a component of provision for income taxes in the period the change is enacted.
We recognize a reserve for uncertain tax positions taken or expected to be taken in a tax return when it is concluded that tax positions are not more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. Assumptions, judgment and the use of estimates are required in determining if the more likely than not standard has been met when developing the provision for income taxes and in determining the expected benefit. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the minimum probability threshold are included as other liabilities and are charged to earnings in the period that such determination is made. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in other liabilities on the consolidated balance sheet.
Concentrations of Credit Risk
Financial instruments subject to concentrations of credit risk include cash, cash equivalents and investments (including payroll funds collected), accounts receivable, and amounts due from insurance carriers. We maintain these financial

FINANCIAL STATEMENTS

assets principally in domestic financial institutions. We perform periodic evaluations of the relative credit standing of these institutions. Our exposure to credit risk in the event of default by the financial institutions holding these funds is limited to amounts currently held by the institution in excess of insured amounts.
Under the terms of professional services agreements, clients agree to maintain sufficient funds or other satisfactory credit at all times to cover the cost of their current payroll, all accrued paid time off, vacation or sick leave balances, and other vested wage and benefit obligations for all their work site employees. We generally require payment from our clients on or before the applicable payroll date.
For certain clients, we require an indemnity guarantee payment (IGP) supported by a letter of credit, bond, or a certificate of deposit from certain financial institutions. The IGP typically equals the total payroll and service fee for one average payroll period.
As of December 31, 2016, no client accounted for more than 10% of total accounts receivable. As of December 31, 2015, one client accounted for 12% of total accounts receivable. No client accounted for more than 10% of total revenues in the years ended December 31, 2016, 2015 and 2014. Bad debt expense, net of recoveries was $1.3 million, $2.0 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Recent Accounting Pronouncements
Recently adopted accounting guidance
Debt issuance costs - In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03-Simplifying the Presentation of Debt Issuance Costs, and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, which is consistent with the presentation of debt discounts and premiums. The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.
We adopted these ASUs as of March 31, 2016. The adoption of these ASUs resulted in a reclassification of unamortized debt issuance costs of $2.4 million from other current assets to current portion of notes and capital leases payable and $3.4 million from other assets to notes and capital leases payable, less current portion, as of December 31, 2015. Unamortized debt issuance costs related to our revolving credit facility will remain classified within other assets in the accompanying consolidated balance sheets. The adoption of this guidance did not have any impact on our consolidated statements of income, comprehensive income or cash flows.
Recent issued accounting pronouncements
Lease arrangements - In February 2016, the FASB, issued ASU 2016-02-Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing lease assets and lease liabilities. Most significant impact is on those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, the new standard will be effective for us beginning January 1, 2018. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We currently anticipate early adoption of the new standard effective January 1, 2018 in conjunction with our adoption of the new revenue standard. Our ability to early adopt is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements.
As of December 31, 2016, we had a total of $64.6 million non-cancelable operating lease commitments. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for equipment, office and data-center operating leases.

FINANCIAL STATEMENTS

Financial Instruments - In January 2016, the FASB issued ASU 2016-01-Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment addresses various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
Revenue Recognition - In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Identifying Performance Obligations and Licensing, ASU 2016-12 Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 Technical Corrections and Improvements, respectively, providing further clarification to be considered when implementing ASU 2014-09. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.
The new standard will be effective for us beginning January 1, 2018. Our ability to adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements.
We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the adoption will have material impact on our accounting for sales commission expense, income tax provision and deferred taxes. We anticipate that certain client acquisition costs will be deferred over the expected client tenure. Additionally, we are assessing whether it remains appropriate to accrue assets and liabilities for unprocessed client payrolls where WSEs have performed work during the period. We expect our professional service revenues and insurance service revenues remain substantially unchanged. The actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing.
Share-based payments - In March 2016, the FASB issued ASU 2016-09-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. Under this standard, among other changes, income tax benefits and deficiencies with respect to stock-based compensation will be recognized as income tax expense or benefit in the income statement, excess tax benefits will be classified as an operating activity on the statement of cash flows and stock-based compensation awards can qualify as equity awards even if the entity permits tax withholdings greater than the statutory minimum. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We will adopt the guidance effective January 1, 2017.
The adoption of ASU 2016-09 is expected to impact income taxes expenses on our 2017 consolidated statements of income and the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent upon our future grants of stock-based compensation, the stock price in relation to the fair value of awards on grant date, and the exercise behavior of the equity compensation holders. The Company will retrospectively adopt the presentation in the consolidated statements of cash flows, resulting in $4.6 million and $20.7 million increase in operating cash flows and decrease in financing cash flows for the years ended December 31, 2016 and 2015, respectively. We expect the remaining adjustments will not have a material effect on our consolidated financial statements.

FINANCIAL STATEMENTS

Statement of Cash Flows - In November and August 2016, the FASB issued (ASU) 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash and 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how restricted cash and other certain transactions are classified in the statement of cash flows. The amendments are effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.
As of December 31, 2016 and 2015, we had total restricted cash, restricted cash equivalents and payroll funds collected of $1.0 billion. Currently, changes in these balances are presented as operating cash activities in the consolidated statements of cash flows. Under the new guidance, changes in these amounts will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

FINANCIAL STATEMENTS

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Under the terms of the agreements with certain of our workers' compensation and health benefit insurance carriers, we are required to maintain collateral in trust accounts for the benefit of specified insurance carriers and to reimburse the carriers’ claim payments within our deductible layer. We invest a portion of the collateral amounts in marketable securities. We report the current portion of these trust accounts as restricted cash and cash equivalents in WSE related assets, and long term portion as restricted cash, cash equivalents and investments on the consolidated balance sheets.
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund is included in WSE related assets as payroll funds collected which is designated to pay pending payrolls and other WSE related liabilities.
Our total corporate and WSE related cash, cash equivalents and investments are summarized below:

	December 31, 2016				December 31, 2015
(In thousands)	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$184,004	$—	$—	$184,004	$166,178	$—	$—	$166,178
Restricted cash and cash equivalents	14,569			14,569	14,557			14,557
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	78,672	51,829	—	130,501	38,711	63,095	—	101,806
Worksite employee related assets
Restricted cash, cash equivalents and investments, current
Collateral for health benefits claims	65,022	—	—	65,022	46,980	—	—	46,980
Collateral for workers' compensation claims	64,773			64,773	45,937	1,500		47,437
Investments	—	—	2,320	2,320	—	—	2,319	2,319
Total WSE related restricted cash, cash equivalents and investments, current	129,795	—	2,320	132,115	92,917	1,500	2,319	96,736
Payroll funds collected	825,958	—	—	825,958	859,322	—	—	859,322
Total	$1,232,998	$51,829	$2,320	$1,287,147	$1,171,685	$64,595	$2,319	$1,238,599

FINANCIAL STATEMENTS

NOTE 3. WORKSITE EMPLOYEE RELATED ASSETS AND LIABILITIES
WSE related assets and WSE related liabilities are intended to be reviewed together when considering the position of the company. The client directs the price and service specifications for payroll and payroll taxes and as a result, we are not the primary obligor for payroll and payroll tax payments and therefore, record these amounts net in our statements of income. However, we record without offset, accrued wages and payroll tax liabilities for WSEs in WSE related liabilities with the related payroll funds collected and unbilled revenues in WSE related assets. We have classified these assets and liabilities and other service related amounts, collectively as WSE related, to present a clearer picture of the inter-relationship of the balances and distinguish these from our other corporate assets and liabilities.
In addition to unbilled revenues, accrued wages and payroll tax liabilities, other significant balances included in the WSE related assets and liabilities include:

•	Payroll funds collected represents cash collected from clients in advance to fund payroll and payroll taxes, and other payroll related liabilities;

•
Other payroll assets primarily include payroll tax receivables. As of December 31, 2015, there was a receivable of $181 million from one client related to an end of year payroll tax liability for which funding was received in January 2016.

•	Client deposits represent IGP payments received from clients and collections from clients in excess of payroll and other payroll related liabilities;

•	Other payroll withholdings primarily include withholdings under 401(k) plans and flexible benefit plans.

(In thousands)	December 31, 2016	December 31, 2015
Worksite employee related assets:
Restricted cash, cash equivalents and investments	$132,115	$96,736
Payroll funds collected	825,958	859,322
Unbilled revenues (net of advance collections of $8,602 and $11,875 at December 31, 2016 and 2015, respectively)	293,192	213,837
Accounts receivable (net of allowance for doubtful accounts of $292 and $1,158 at December 31, 2016 and 2015, respectively)	4,854	5,060
Prepaid insurance premiums	12,805	8,832
Workers' compensation collateral receivable	2,136	2,428
Other payroll assets	10,411	187,171
Total worksite employee related assets	$1,281,471	$1,373,386

Worksite employee related liabilities:
Accrued wages	$272,966	$202,396
Client deposits	56,182	57,758
Payroll tax liabilities	692,460	883,608
Unpaid losses and loss adjustment expenses (less than 1 year):
Health benefits loss reserves	129,430	112,658
Workers' compensation loss reserves (net of collateral paid of $9,234 and $11,761 at December 31, 2016 and 2015, respectively)	63,702	57,731
Insurance premiums and other payables	14,223	23,813
Other payroll withholdings	47,032	31,533
Total worksite employee related liabilities	$1,275,995	$1,369,497
Included in the payroll tax liabilities and insurance premiums and other payables were amounts relating to approximately 2,600 and 2,500 of our corporate employees at December 31, 2016 and 2015, respectively.

FINANCIAL STATEMENTS

NOTE 4. WORKERS' COMPENSATION LOSS RESERVES
The following summarizes the activities in the consolidated balance sheets for unpaid claims and claims adjustment expenses within workers' compensation assets and liabilities:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Total loss reserves, beginning of year	$190,102	$148,034	$120,739
Incurred
Current year	112,967	89,137	63,377
Prior years	28,243	26,391	15,401
Total incurred	141,210	115,528	78,778
Paid
Current year	(14,411)	(16,376)	(13,086)
Prior years	(62,287)	(57,084)	(38,397)
Total paid	(76,698)	(73,460)	(51,483)
Total loss reserves, end of year	$254,614	$190,102	$148,034
Collateral paid to carriers and offset against loss reserves	(31,611)	(26,890)	(55,492)
Total loss reserves, net of carrier collateral offset	$223,003	$163,212	$92,542

Payable in less than 1 year (1) (net of collateral paid to carriers of $9,234, $11,761 and $10,275 as of December 31, 2016, 2015 and 2014, respectively)	63,702	57,731	17,094
Payable in more than 1 year (net of collateral paid to carriers of $22,377, $15,129 and $45,217 as of December 31, 2016, 2015 and 2014, respectively)	159,301	105,481	75,448
Workers' Compensation Loss Reserves	$223,003	$163,212	$92,542
(1) Included under WSE related liabilities within Note 3 to these consolidated financial statements.
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the year ended December 31, 2016, the adverse development was primarily due to higher than expected severity of reported claims associated with our non-office WSEs in recent accident years. For the years ended December 31, 2015 and 2014, the adverse development resulted from changes in estimates for ultimate losses associated with non-office WSEs.
As of December 31, 2016, 2015 and 2014, we had $65.6 million, $58.5 million and $95.4 million, respectively, collateral held by insurance carriers of which $31.6 million, $26.9 million and $55.5 million was offset against workers' compensation loss reserves as the agreements permit and are net settled of insurance obligations against collateral held. Collateral paid to each carrier for a policy year in excess of our loss reserves are recorded as workers' compensation collateral receivable.

FINANCIAL STATEMENTS

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(In thousands)	December 31, 2016	December 31, 2015
Software	$88,161	$64,727
Office equipment, including data processing equipment	20,974	20,044
Leasehold improvements	11,785	9,874
Furniture, fixtures, and equipment	11,421	7,911
Projects in progress	10,714	7,407
Total	143,055	109,963
Less: Accumulated depreciation	(84,433)	(72,119)
Property and equipment, net	$58,622	$37,844
Projects in progress consist primarily of development costs for internally developed software, which we capitalize and amortize on a straight-line basis over the estimated useful life. We recognized depreciation expense for capitalized internally developed software of $10.2 million, $5.4 million, and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes goodwill and other intangible assets:

		December 31, 2016			December 31, 2015
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$289,207	$—	$289,207	$289,207	$—	$289,207
Amortizable intangibles:
Customer contracts	10 years	209,850	(182,168)	27,682	209,850	(167,968)	41,882
Trademark	3 years	16,900	(16,900)	—	16,900	(16,467)	433
Developed technology	5 years	5,700	(2,308)	3,392	5,400	(1,173)	4,227
Noncompete agreements	3 years	1,940	(1,940)	—	1,940	(1,710)	230
Total		$234,390	$(203,316)	$31,074	$234,090	$(187,318)	$46,772
We evaluate the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the estimated remaining useful life. On October 1, 2016, we adjusted the estimated useful lives of customer contracts acquired from Ambrose, from a previously estimated useful life of 5 years to 10 years.
Expense related to intangibles amortization in future periods as of December 31, 2016 is expected to be as follows:

Year ending December 31:	Amount (in thousands)
2017	$5,265
2018	5,199
2019	5,199
2020	4,759
2021 and thereafter	10,652
Total	$31,074

FINANCIAL STATEMENTS

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Cash, Cash equivalents and Restricted Investments
We classify our cash, cash equivalents and restricted investments in marketable securities within Level I in the fair value hierarchy because we use quoted market prices to determine the fair value. We classify our certificates of deposit within Level II in the fair value hierarchy as we use a market approach that compares fair values on certificates with similar maturities. We have no available for sale securities included in Level III as of December 31, 2016 and 2015. There was no transfer of any assets and liabilities between Levels during years ended December 31, 2016 and 2015.
The following table summarizes our investments by significant categories and fair value measurement on a recurring basis as of December 31, 2016 and 2015:

(In thousands)	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Level 1:
Investments:
U.S. treasuries	< 3	$51,376	$25	$(77)	$51,324
Mutual funds	N/A	500	5	—	505
Total investments		$51,876	$30	$(77)	$51,829
Level 2:
Certificates of deposit	< 1	$2,320	$—	$—	2,320
Total					$54,149

December 31, 2015
Level 1:
Investments
U.S. treasuries	< 4	$64,226	$9	$(144)	$64,091
Mutual funds	N/A	500	4	—	504
Total investments		$64,726	$13	$(144)	$64,595
Level 2:
Certificates of deposit	< 1	$2,319	$—	$—	$2,319
Total					$66,914
There were de minimis realized gains or losses for the years ended December 31, 2016 and 2015. We had $0.1 million gross unrealized losses in our U.S. Treasury securities as of December 31, 2016 and 2015. The fair value of these securities in an unrealized loss position represented 58% and 81% of the total fair value of all U.S. Treasury securities as of December 31, 2016 and 2015, respectively.

Unrealized losses are principally caused by changes in interest rates. In analyzing an issuer's financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As we have the ability to hold these available for sale marketable securities until maturity, or for the foreseeable future, no decline was deemed to be other-than-temporary.
Notes Payable
The carrying value of our notes payable at December 31, 2016 and 2015 was $462.9 million and $499.6 million, respectively, which approximated fair value. These valuations are considered Level II in the hierarchy for fair value measurement. At December 31, 2016, the valuation was based on readily available quoted market prices. The discounted cash flow method of valuation was used as of December 31, 2015.

FINANCIAL STATEMENTS

NOTE 8. NOTES AND CAPITAL LEASES PAYABLE
As of December 31, 2016, notes and capital leases payable consisted of the following:

(In thousands)	December 31, 2016	December 31, 2015	Annual Contractual Interest Rate		Effective Interest Rate	Maturity Date
Term loan A	$330,469	$351,563	3.250%	(1)	3.46%	July 2019
Term loan B	—	148,000	3.220%	(2)	N/A	July 2017
Term loan A-2	132,469	—	3.125%	(3)	3.29%	July 2019
Total term loans	462,938	499,563
Deferred loan costs	(4,018)	(5,781)
Capital leases	134	153
Less: current portion	(36,559)	(32,970)
Non-current term portion	$422,495	$460,965

(1)	Bears interest at LIBOR plus 2.25% or the prime rate plus 1.25% at our option, subject to certain rate adjustments based upon our total leverage ratio.

(2)	Contractual interest rate in place at June 30, 2016, prior to the refinancing in July 2016.

(3)	Bears interest at LIBOR plus 2.125% or the prime rate plus 1.125% at our option, subject to certain rate adjustments based upon our total leverage ratio.
In July 2016, we refinanced our Amended and Restated First Lien Credit Agreement (Credit Agreement). We replaced $135.0 million of outstanding tranche B term loans maturing July 2017 with substantially the same amount of new tranche A-2 term loans maturing July 2019. The $342.0 million of existing tranche A term loans and the $75.0 million revolving credit facility were not refinanced. As part of the $135.0 million refinancing transaction, $57.6 million was recorded as an extinguishment, and $77.0 million was rolled over into the new tranche A-2 term loans and was treated as a debt modification.
The proceeds of the tranche A-2 term loans were used to: (i) refinance the remaining tranche B term loans outstanding under the Credit Agreement and (ii) pay related fees and expenses. As a result of this refinancing, approximately $1.4 million in fees and costs were incurred, of which $0.8 million were recorded as deferred loan cost with the remainder expensed.
Interest on term loans is payable quarterly. We are required to pay a quarterly commitment fee of 0.50% which may decrease to 0.375% based on our total leverage ratio, on the daily unused amount of the commitments under the revolving credit facility, as well as fronting fees and other customary fees for letters of credit issued under the revolving credit facility.
The $75.0 million revolving credit facility includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $59.5 million as of December 31, 2016.
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

FINANCIAL STATEMENTS

The tranche A and A-2 term loans will be repaid in quarterly installments in aggregate annual amounts as follows (in thousands):

	Year ending December 31,
	2017	2018	2019	Total
Term loan repayments	$38,250	$41,438	$383,250	$462,938
The Credit Agreement contains customary representations and warranties, and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on indebtedness, liens, investments, mergers, and other dispositions. The Credit Agreement also defines certain restricted payments including prepayment of other indebtedness, dividends and stock repurchases within a dollar limit. This limit is subject to adjustments based on our total leverage ratio and continued compliance with the financial covenants set forth in the Credit Agreement.
The financial covenants under the Credit Agreement require us to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 and a maximum total leverage ratio of 4.25 to 1.00 at December 31, 2016 and 2015. We were in compliance with these financial covenants under the credit facilities at December 31, 2016 and 2015.
The credit facility is secured by substantially all of our assets, other than excluded assets as defined in the Credit Agreement, which includes certain customary assets, assets held in trusts as collateral and WSE related assets.
NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
Upon closing of our IPO in March 2014, we issued 15,000,000 shares of common stock at a public offering price $16 per share, for an aggregate offering price of $240.0 million, resulting in net proceeds to us of $216.8 million, after deducting underwriting discounts and commissions of approximately $16.8 million and offering expenses of approximately $5.6 million.
Equity-Based Incentive Plans
In December 2009, the board of directors approved the 2009 Equity Incentive Plan (the 2009 Plan) which provides for the grant of various equity awards to eligible employees, directors, and consultants including stock options, restricted stock unit (time-based and performance-based) and other stock awards. Shares available for grant as of December 31, 2016 were 6.7 million.
Stock Options
Stock options are granted to employees under the 2009 Plan at exercise prices equal to the fair market value of our common stock on the dates of grant. Options generally have a maximum contractual term of 10 years. Options are generally vested over four years, based on continued service. Stock options are forfeited if the employee ceases to be employed by us prior to vesting.

FINANCIAL STATEMENTS

The following table summarizes stock option activity under our equity-based plans for the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	4,446,149	$8.96	7.56	$52,108
Granted	—	—
Exercised	(1,297,812)	4.06
Forfeited	(261,029)	17.53
Expired	(72,084)	27.01
Balance at December 31, 2016	2,815,224	$9.96	6.66	$46,231
Exercisable at December 31, 2016	2,014,443	$8.00	6.42	$36,459
Vested and expected to vest at December 31, 2016	2,775,326	$9.83	6.65	$45,865

	Year Ended December 31,
Additional Disclosures for Stock Options	2016	2015	2014
Weighted-average grant date fair value of stock options	N/A	$12.73	$7.18
Total fair value of options vested (in millions)	$6.8	$12.2	$7.5
Total intrinsic value of options exercised (in millions)	$20.5	$53.3	$35.1
Cash received from options exercised (in millions)	$5.3	$7.3	$2.2
Restricted Stock Units
Restricted stock units are subject to time-based or performance-based vesting conditions:

•	The time-based restricted stock units (RSUs) granted to non-employee directors generally fully vest on the first anniversary of the grant date;

•	The RSU granted to employees are generally subject to vesting ratably on a quarterly basis over four years;

•
The performance-based restricted stock units (PSUs) are subject to vesting based on our achievement of the financial performance metrics and other goals that are established at the grant date. The financial performance metric established represents cumulative annual growth rate in our Net Service Revenues as defined in the incentive plan over three-year performance periods. Depending on the results achieved, the actual number of shares to be granted may range from 0% to 200% of the target shares. Compensation expense is recognized ratably over the vesting period based on the probability of the number of awards expected to vest at each reporting date.

Unvested restricted stock units are forfeited if the employee ceases to be employed by us prior to vesting.

FINANCIAL STATEMENTS

The following table summarizes RSU and PSU activity under our equity-based plans for the year ended December 31, 2016:

	RSUs		PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	956,687	$28.03	173,286	$33.51
Granted	2,281,998	18.25	—	—
Vested	(695,253)	23.52	—	—
Forfeited	(220,381)	22.29	(23,874)	33.51
Nonvested at December 31, 2016	2,323,051	$20.32	149,412	$33.51

	Year Ended December 31,
Additional Disclosures for RSUs	2016	2015	2014
Total grant date fair value of RSUs granted (in millions)	$41.7	$31.2	N/A
Total grant date fair value of RSUs vested (in millions)	$16.4	$3.5	$0.1
Shares withheld to settle payroll tax liabilities related to vesting of RSUs held by employees	217,769	35,379	80,599

Employee Stock Purchase Plan
Our 2014 Employee Stock Purchase plan (ESPP) offers eligible employees an option to purchase shares of our common stock through a payroll deduction. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. The plan is considered to be a compensatory plan. We issued 283,644, 272,836, and 249,494 shares under the ESPP during 2016, 2015 and 2014, respectively. As of December 31, 2016, 1.7 million shares were reserved for future issuances under the ESPP.
Stock-Based Compensation
The fair value of our RSUs and PSUs is equal to the fair value of our common stock on the grant date. The fair value of stock options and the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Option Assumptions				ESPP Assumptions
Year Ended December 31,	Expected Term (in Years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Term (in Years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2016	N/A	N/A	N/A	N/A	0.50	32-76%	0.33-0.62%	0%
2015	6.08	39%	1.73%	0%	0.50	34-76%	0.07-0.33%	0%
2014	6.05	58%	1.80%	0%	0.50	33-58%	0.06-0.07%	0%
Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

FINANCIAL STATEMENTS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cost of providing services	$6,607	$4,244	$2,658
Sales and marketing	6,573	4,490	2,755
General and administrative	10,831	7,501	4,517
Systems development and programming costs	2,486	1,688	1,030
Total stock-based compensation expense	$26,497	$17,923	$10,960
Income tax benefit related to stock-based compensation expense	$9,142	$5,678	$2,040
Actual tax benefit realized from stock options exercise	$7,076	$19,609	$13,514
The table below summarizes unrecognized compensation expense, net of forfeitures for the year ended December 31, 2016 associated with the following:

	Amount (in thousands)	Weighted-Average Period (in Years)
Nonvested stock options	$5,739	1.41
Nonvested RSUs	$42,198	2.70
Nonvested PSUs	$374	1.00
Stock Repurchases
During 2016, 2015, and 2014, the board of directors authorized $100 million, $50 million and $45 million, respectively of outstanding common stock to be repurchased with no expiration from the date of authorization. As of December 31, 2016, approximately $60.0 million remained available for repurchase pursuant to our stock repurchase program. During 2016, 2015 and 2014, we repurchased 3,414,675 shares, 1,895,625 shares and 490,419 shares, respectively.
NOTE 10. EARNINGS PER SHARE (EPS)
Basic EPS is computed based on the weighted average number of common stocks outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
In 2014, we had convertible preferred stock which were participating securities. Basic EPS was computed using the two-class method that earnings were allocated between common stock and participating preferred stock. Diluted EPS is computed using the more dilutive of the if-converted method and two-class method. The convertible preferred stock was converted into common stock as a result of our IPO.

FINANCIAL STATEMENTS

The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Numerator (basic)
Net income	$61,406	$31,695	$15,497
Less net income allocated to participating securities	—	—	(2,224)
Net income attributable to common stock	$61,406	$31,695	$13,273
Denominator (basic)
Weighted average shares of common stock outstanding	70,160	70,228	56,161
Basic EPS	$0.88	$0.45	$0.24

Numerator (diluted)
Net income	$61,406	$31,695	$15,497
Less net income allocated to participating securities	—	—	(2,114)
Net income attributable to common stock	$61,406	$31,695	$13,383
Denominator (diluted)
Weighted average shares of common stock	70,160	70,228	56,161
Dilutive effect of stock options and restricted stock units	1,812	2,390	3,406
Weighted average shares of common stock outstanding	71,972	72,618	59,567
Diluted EPS	$0.85	$0.44	$0.22

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	871	1,004	526
NOTE 11. 401(k) PLAN
Under our 401(k) plan, corporate participants may direct the investment of contributions to their accounts among certain investments. We match individual employee 401(k) plan contributions at the rate of $0.50 for every dollar contributed by employees subject to a cap. We recorded matching contributions to the 401(k) plan of $5.1 million, $4.6 million, and $3.5 million during the years ended December 31, 2016, 2015, and 2014, respectively, which are reflected in various operating expense lines within the accompanying consolidated statements of income.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.

FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES
Provision for Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$1,488	$9,189	$(31,111)
State	(364)	3,794	4,618
Foreign	150	378	230
	1,274	13,361	(26,263)
Deferred:
Federal	38,028	11,528	38,297
State	4,278	320	2,951
Foreign	(6)	(24)	—
Revaluation due to state legislative changes	(528)	3,130	2,594
	41,772	14,954	43,842
Total	$43,046	$28,315	$17,579
The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2016			2015			2014
(In thousands, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$104,452			$60,010			$33,076
U.S. federal statutory tax rate		$36,558	35.0%		$21,004	35.0%		$11,577	35.0%
State income taxes, net of federal benefit		4,484	4.2		3,961	6.6		1,257	3.8
Tax rate change		(528)	(0.5)		3,130	5.2		2,594	7.8
Nondeductible transaction costs		—	—		—	—		305	0.9
Nondeductible meals, entertainment and penalties		4,129	4.0		1,970	3.3		1,412	4.3
Stock-based compensation		634	0.6		816	1.3		1,478	4.5
Uncertain tax positions		23	—		98	0.2		268	0.8
Tax credits		(1,228)	(1.2)		(1,340)	(2.2)		(1,202)	(3.6)
Net Operating Loss adjustment		—	—		(932)	(1.5)		—	—
State tax return to provision adjustment		(1,267)	(1.2)		—	—		—	—
Other		241	0.3		(392)	(0.7)		(110)	(0.3)
Total		$43,046	41.2%		$28,315	47.2%		$17,579	53.2%
Our effective income tax rate decreased by 6.0% from 47.2% in 2015 to 41.2% in 2016. The change was primarily attributed to a decrease in state income taxes from income that is excluded for state income tax purposes and dilution of the negative rate impact from permanent items due to an increase in pre-tax earnings.
In 2015, the revaluation of deferred taxes from state legislative changes resulted in a charge to income tax of $3.1 million compared to the state tax benefit from such revaluation of $0.5 million in 2016. Further, a discrete benefit of $1.3 million resulting in a tax rate benefit of 1.2% was recorded in 2016 associated with reduced state income tax expense in prior years arising from state return to provision paid for workers' compensation insurance. The revaluation

FINANCIAL STATEMENTS

of deferred taxes resulted in discrete tax (benefit)/expense representing (0.5)%, 5.2% and 7.8% of the effective tax rate for the years ended December 31, 2016, 2015 and 2014, respectively.
Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Deferred tax assets:
Net operating losses (federal and state)	$4,397	$2,508
Accrued expenses	10,239	9,908
Accrued workers' compensation costs	13,266	18,823
Stock-based compensation	5,350	4,643
Tax benefits relating to uncertain positions	37	29
Tax credits (federal and state)	6,344	6,272
Other	(47)	113
Total	39,586	42,296
Valuation allowance	(5,689)	(5,276)
Total deferred tax assets	33,897	37,020
Deferred tax liabilities:
Depreciation and amortization	(8,055)	(3,277)
Deferred service revenues	(114,646)	(85,263)
Prepaid health plan expenses	(3,569)	(3,121)
Total deferred tax liabilities	(126,270)	(91,661)
Net non-current deferred tax liabilities	$(92,373)	$(54,641)
We recorded an additional $0.4 million of valuation allowance from $5.3 million in 2015 to $5.7 million in 2016, related to certain state net operating loss carryforwards generated in current year that may not be utilized prior to expiration. We have de minimis federal net operating loss carryforwards and $95.5 million multiple state net operating loss carryforwards as of December 31, 2016. The federal net operating loss carryforward will begin expiring in 2031 and the state net operating loss carryforward will begin expiring in 2017.
We have excluded excess windfall tax benefits resulting from stock option exercises as components of our gross state deferred tax assets, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of state taxes payable. The gross amount of unrealized state net operating loss carryforwards resulting from stock option exercises was $13.1 million at December 31, 2016. When realized, excess windfall tax benefits are credited to additional paid-in capital. The provision for income taxes for the year ended December 31, 2016 included $4.7 million of excess tax benefits resulting from stock option exercises and net operating loss carryforward utilization. We follow the tax law ordering method to determine when such net operating loss carryforwards have been realized.
We have $6.5 million (net of federal benefit) state tax credit carryforwards available that will begin expiring in 2021, which are partially offset by a valuation allowance of $4.7 million as of December 31, 2016 and 2015.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2011. We paid Notices of Proposed Assessments disallowing employment tax credits totaling $10.5 million, plus interest and penalties of $4.0 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. This issue is being resolved through litigation. With regard to these employment tax credits, we believe it is more likely than not that we will prevail and realize our receivable included in other noncurrent assets without a charge to our statement of income. Therefore, no reserve has been recognized related to this matter.
We have not provided for U.S. federal income and foreign withholding taxes on our Canadian subsidiary’s undistributed earnings of $2.7 million as of December 31, 2016, because we intend to reinvest such earnings indefinitely. Upon

FINANCIAL STATEMENTS

distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determining the unrecognized deferred tax liability related to our investment in our Canadian subsidiary that are indefinitely reinvested is not practicable.
Uncertain Tax Positions
As of December 31, 2016 and 2015, the total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $0.6 million and $3.3 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Unrecognized tax benefits at January 1	$2,618	$2,471	$2,300
Additions for tax positions of prior periods	—	—	25
Additions for tax positions of current period	132	167	182
Reductions for tax positions of prior period:
Settlements with taxing authorities	(1,855)	—	—
Lapse of applicable statute of limitations	(130)	—	—
Adjustments to tax positions	(15)	(20)	(36)
Unrecognized tax benefits at December 31	$750	$2,618	$2,471
As of December 31, 2016 and 2015, the total amount of gross interest and penalties accrued was $0.8 million. Accrued interest and penalties are included in other liabilities on the consolidated balance sheet.

FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease office facilities, including our headquarters and other facilities under non-cancelable operating leases. The schedule of minimum future rental payments under non-cancelable operating leases having initial terms in excess of one year at December 31, 2016, is as follows:

(In thousands)	Operating Leases
Year ending December 31:
2017	$15,274
2018	13,809
2019	11,840
2020	11,334
2021	5,505
Thereafter	6,882
Minimum lease payments	$64,644
The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $16.7 million, $12.9 million and $11.9 million, respectively.
Standby Letters of Credit

We have two standby letters of credit up to an aggregate of $17.8 million provided as collateral for our workers’ compensation obligations. At December 31, 2016, the facilities were not drawn down.
Contingencies

In August 2015, Howard Welgus, a purported stockholder filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc. et. al., under the Securities Exchange Act of 1934 in the United States District Court (the Court) for the Northern District of California. The complaint was later amended in April 2016. The amended complaint generally alleges that TriNet and the other defendants caused damage to purchasers of our stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers' compensation claims. The other defendants include certain of our officers and directors, General Atlantic, LLC, a former significant shareholder, and the underwriters of our IPO. In November 2016, the parties appeared at a hearing before the Court on our motion to dismiss the amended complaint in its entirety. In January 2017, the Court issued an order granting TriNet’s and the other defendants’ motions to dismiss. The Court dismissed the plaintiff’s claims in part with prejudice and in part without. As a result, the Court has given the plaintiff until March 3, 2017 to file a second amended complaint with respect to claims not dismissed with prejudice. If the plaintiff chooses not to file a second amended complaint, the case will be dismissed with prejudice and a final judgment will be entered. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.
We are and, from time to time, have been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of its business, including disputes with our clients or various class action, collective action, representative action and other proceedings arising from the nature of our co-employment relationship with our clients and WSEs in which we are named as a defendant. In addition, due to the nature of our co-employment relationship with our clients and WSEs, we could be subject to liability for federal and state law violations, even if we do not participate in such violations. While our agreements with our clients contain indemnification provisions related to the conduct of our clients, we may not be able to avail ourselves of such provisions in every instance. We have accrued our current best estimates of probable losses with respect to these matters which are individually and in aggregate immaterial to our consolidated financial statements.
While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings or the above mentioned securities class action will have a materially

FINANCIAL STATEMENTS

adverse effect on our consolidated financial position, results of operations or cash flows. However, the unfavorable resolution of any particular matter or our reassessment of our exposure for any of the above matters based on additional information obtained in the future could have a material impact on our consolidated financial position, results of operations or cash flows.
NOTE 14. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or our executive officer or board member is a member of the customer / vendor company's board of directors. We have received $10.2 million, $6.1 million, and $3.9 million in total revenues from such related parties during the years ended December 31, 2016, 2015 and 2014, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $7.1 million, $4.1 million, and $5.9 million during the years ended December 31, 2016, 2015 and 2014, for services we received, respectively.
NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
2016
Total revenues	$732,939	$745,846	$770,457	$811,071
Insurance costs	569,689	596,673	609,422	637,968
Operating income	25,902	26,367	28,972	42,717
Net income	11,577	12,282	14,581	22,966
Basic net income per share	$0.16	$0.17	$0.21	$0.34
Diluted net income per share	$0.16	$0.17	$0.20	$0.32
2015
Total revenues	$625,578	$640,007	$668,008	$725,695
Insurance costs	483,203	517,994	534,481	576,698
Operating income	31,041	5,985	11,682	29,609
Net income (loss)	15,811	(1,308)	3,097	14,095
Basic net income (loss) per share	$0.23	$(0.02)	$0.04	$0.20
Diluted net income (loss) per share	$0.22	$(0.02)	$0.04	$0.20

DISCLOSURE CONTROLS AND PROCEDURES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting, as further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. Additionally, the material weaknesses did not result in any restatements of our consolidated financial statements or disclosures for any prior period.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Due to inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
We, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, we concluded that our internal controls over financial reporting as of December 31, 2016 were not effective as a result of the material weaknesses described below.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This audit report appears below.

DISCLOSURE CONTROLS AND PROCEDURES

Information Technology General Controls (ITGC)
In the course of completing our assessment of internal control over financial reporting as of December 31, 2015, we identified a number of deficiencies related to the design and operating effectiveness of information technology (IT) general controls for information systems that comprised part of our system of internal control over financial reporting and are relevant to the preparation of our consolidated financial statements (such information technology systems are referred to as the “affected IT systems”).
These deficiencies in the design and operating effectiveness of the controls involved logical access, program change management and computer operations controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately.
We have concluded that deficiencies in ITGC logical access, including controls intended to ensure that access rights are compatible with job duties (segregation of duties) existed at December 31, 2016 and therefore represent a material weakness as of December 31, 2016.
As a result of the deficiencies identified, the following business process controls that are dependent on the affected IT systems or resulting electronic data and financial reports were adversely affected: controls over revenues and insurance costs; insurance liabilities, payroll related costs, payroll tax and WSE related assets and liabilities. Accordingly, the business process controls that are dependent on affected IT systems or resulting electronic data were also deemed to be deficient and have material weaknesses.
Revenue and Payroll Operations
We have determined that we have several control deficiencies aggregating to a material weakness related to the design and operating effectiveness of controls over our revenue platforms as of December 31, 2016. This was primarily caused by controls over the review and approval of adjustments to revenue, including revenue pricing and SOI benefit elections could not be attested as operating effectively due to control deficiencies. The deficiencies noted above could impact revenues, insurance costs, insurance liabilities, payroll related costs, payroll tax and WSE related assets and liabilities.
Payroll Tax Liabilities
We have determined that we have several control deficiencies aggregating to a material weakness in the design and operating effectiveness of our controls to validate the accuracy and completeness of withholding tax rates updated into our payroll systems as of December 31, 2016. We receive payroll tax rate updates from an outside vendor which we rely upon. We do not, however, receive a report of service organization controls to ensure that we timely receive all tax rate updates. Additionally, our controls over the identification and resolution of reconciling items for our payroll tax liabilities to our general ledger were not operating with a sufficient level of precision to be effective. Our internal review processes to verify the tax rate updates received from the vendor are not at a sufficient level of precision to conclude all that tax rate updates have been accurately and timely identified. These deficiencies impact our WSE related liabilities.
Insurance Costs and Insurance Liabilities
We have determined that we have several control deficiencies aggregating to a material weakness exist related to the design and operating effectiveness of controls over health and worker’s compensation expenses and liabilities as of December 31,2016. Controls over the review and reconciliation of input data, spreadsheets and system generated reports were not designed with an appropriate level of precision to provide reasonable assurance that they will prevent or detect a material error in the financial statements. These deficiencies impact insurance costs, workers’ compensation collateral receivable, workers’ compensation liabilities, and worksite employee related assets and liabilities.
Entity Level Controls - Control Activities and Monitoring
We determined that we have several control deficiencies aggregating to a material weakness related to our entity level controls over our identification of certain control activities and the monitoring of our control performance as of December 31, 2016.

DISCLOSURE CONTROLS AND PROCEDURES

The control deficiencies included ineffective controls over the evaluation and timely review of controls operating at service organizations and the integration of these controls with our 'user' controls. Additionally, we had inadequate processes to monitor control performance and remediation activities and failed to implement compensating controls for deficiencies in ITGC's.
Changes in Internal Control over Financial Reporting
Significant changes in internal control over financial reporting included, but were not limited to

•
Improved the design, operating effectiveness, and documentation of certain review controls used to verify the accuracy of data used in financial reporting. These activities included the development of new review controls, training and education for process owners on audit requirements, and the creation of review templates to properly document evidence of management review.

•
Implementation of a new procure-to-pay system that interfaces with internal systems and designed to ensure only authorized individuals can access the system and execute purchases. Detailed processes and automated controls are maintained in the system in an effort to ensure all approvers and defined dollar limits conform with our expense and authorization policy. Other control enhancements include vendor contract review and approval prior to purchase requisition set-up and payment.

•
We have been actively engaged in the implementation of a remediation plan designed to ensure that controls contributing to remediation of our ITGC material weakness are designed appropriately and will operate effectively. We also engaged external IT specialist consultants to advise us on these remediation activities. The remediation actions we have taken to date to address the material weakness and to improve and strengthen our internal controls include the following:

•	Enhancing IT governance policies and procedures,

•	Designing and implementing control activities and procedures around user and administrator access, program change management and monitoring of batch processing, and

•	Hiring qualified IT resources, and providing sufficient training to the relevant control owners.

•
We retired the Ambrose and Accord payroll platforms and implemented a number of controls to improve the effectiveness of revenue processing and to control the manual inputs and data changes to address the material weaknesses identified in 2015.

•
We improved the design, operation, and monitoring of control activities and procedures to address internal controls and financial reporting requirements. These activities included the hiring of senior financial management, improvements to financial reporting processes and control activities, and the significant expansion of the internal audit department as well as hiring outside consultants to facilitate the timely completion of the evaluation of the design and operating effectiveness of internal control over financial reporting.

•
We improved reconciliation controls of the payroll taxes payable account, but have not sufficiently addressed controls over the completeness and accuracy of the payroll tax rates input into our Passport platform.

As of December 31, 2016, testing of both the design and operating effectiveness of the new and improved controls was completed, and management concluded that the material weaknesses in internal controls over financial reporting related to ITGC computer operations and change management control, control environment and risk assessment, management review controls, and procurement processes have been fully remediated.
Except for the changes described above there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Planned Remediation Activities
We will continue the consolidation of IT platforms, plan to complete the implementation of appropriate access rights and monitor the operation of new controls so management can conclude that they are designed and operating effectively, and the material weakness is remediated. We plan to implement additional compensating controls over areas of known ITGC access issues while the relevant controls are in remediation, require self-certification as part of an improved

DISCLOSURE CONTROLS AND PROCEDURES

system of control monitoring and improve the process of integrating and testing service organization controls that we rely upon.
In addition, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify the remediation plan described above. We will continue to test and evaluate the implementation of these new processes and internal controls during 2017 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.
To further strengthen controls around the accuracy and completeness of revenue and payroll processing, we will continue to consolidate platforms in 2017 and retire the SOI platform which will reduce a significant number of manual business process controls. We intend to improve transaction logging capabilities in an effort to ensure manual adjustments are properly evidenced as authorized and reviewed. We will develop an additional compensating controls in an effort to ensure the output of payroll processing and recorded revenue is complete and accurate.
We will be implementing a number of control improvements in order to further improve the design and operating effectiveness of controls over health and worker’s compensation liabilities and expenses in 2017. The design of key controls will be addressed to better ensure the completeness and accuracy of information used in a control (key reports) and review controls will be refined to better address both the accuracy and precision of management’s review.
We will implement compensating controls over the tax rates provided by the outside vendor in an effort to ensure all tax rate updates are complete, accurate, and timely.
While we intend to resolve all of the material control deficiencies, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts by any particular date.

DISCLOSURE CONTROLS AND PROCEDURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of TriNet Group, Inc.
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•	Ineffective controls to ensure identification of control activities and monitoring

•	Ineffective information technology (IT) general controls over user access

•	Ineffective controls over revenue and payroll operations

•	Ineffective controls over payroll tax liabilities

•	Ineffective controls over insurance costs and insurance liabilities
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such financial statements.

DISCLOSURE CONTROLS AND PROCEDURES

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2017
Item 9B. Other Information.
Not applicable.

MANAGEMENT AND CERTAIN SECURITY HOLDERS

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

FINANCIAL STATEMENT SCHEDULES

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of the report:
(1) The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.
(2) Financial statement schedules.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Credited/	Charges	Balance at
	Beginning of	Charged to	Utilized/	End of
(in thousands)	Period	Net Income	Write-Offs	Period
Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2016	$1,158	1,418	(2,284)	$292
Year ended December 31, 2015	$388	2,085	(1,315)	$1,158
Year ended December 31, 2014	$865	947	(1,424)	$388
Tax Valuation Allowance
Year ended December 31, 2016	$5,276	413	—	$5,689
Year ended December 31, 2015	$6,945	—	(1,669)	$5,276
Year ended December 31, 2014	$5,194	1,751	—	$6,945

FINANCIAL STATEMENT SCHEDULES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 28th day of February, 2017.

TRINET GROUP, INC.

Date: February 28, 2017	By:	/s/ Burton M. Goldfield
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

FINANCIAL STATEMENT SCHEDULES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Goldfield	Chief Executive Officer (principal executive officer)	February 28, 2017
Burton M. Goldfield

/s/ William Porter	Chief Financial Officer (principal financial and accounting officer)	February 28, 2017
William Porter

/s/ Michael J. Angelakis	Director	February 28, 2017
Michael J. Angelakis

/s/ Katherine August-deWilde	Director	February 28, 2017
Katherine August-deWilde

/s/ Martin Babinec	Director	February 28, 2017
Martin Babinec

/s/ H. Raymond Bingham	Director	February 28, 2017
H. Raymond Bingham

/s/ Paul Chamberlain	Director	February 28, 2017
Paul Chamberlain

/s/ Kenneth Goldman	Director	February 28, 2017
Kenneth Goldman

/s/ David C. Hodgson	Director	February 28, 2017
David C. Hodgson

/s/ John H. Kispert	Director	February 28, 2017
John H. Kispert

/s/ Wayne B. Lowell	Director	February 28, 2017
Wayne B. Lowell

EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

2.1	Equity Purchase Agreement by and among TriNet Group, Inc., Ambrose Employer Group, LLC and Gregory Slamowitz, John Iorillo and Marc Dwek, dated July 1, 2013.	S-1	333-192465	2.1	11/21/2013

2.2	Agreement and Plan of Merger by and among TriNet Group, Inc., Champ Acquisition Corporation, SOI Holdings, Inc. and SOI Stockholder Representative, LLC, dated August 24, 2012.	S-1	333-192465	2.2	11/21/2013

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Amended and Restated Registration Rights Agreement, by and among TriNet Group, Inc., GA TriNet LLC and HR Acquisitions, LLC, dated June 1, 2009.	S-1	333-192465	4.2	11/21/2013

4.2	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

10.1*	Amended and Restated 2000 Equity Incentive Plan.	S-1	333-192465	10.1	11/21/2013

10.2*	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2000 Equity Incentive Plan.	S-1	333-192465	10.2	11/21/2013

10.3*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	5/8/2015

10.5*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.6	3/4/2014

10.7*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.8*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.9*	Amended and Restated Non-Employee Director Compensation Policy.	DEF 14A	001-36373	N/A	4/2/2015

10.10*	Severance Benefit Plan.	10-K	001-36373	10.10	4/1/2016

10.11*	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.12*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.13*	Employment Agreement, dated August 23, 2010, between William Porter and TriNet Group, Inc.	S-1/A	333-192465	10.11	2/13/2014

10.14*	Employment Agreement, dated March 5, 2012, between John Turner and TriNet Group, Inc.	S-1/A	333-192465	10.12	2/13/2014

10.15*	Employment Agreement, dated May 8, 2015, between Brady Mickelsen and TriNet Group, Inc.	10-Q	001-36373	10.2	8/6/2015

	Letter Agreement, dated June 22, 2015, between Gregory Hammond and TriNet Group, Inc.	10-Q	001-36373	10.1	8/6/2015

10.16*	Transition Agreement by and among TriNet Group, Inc. and William Porter, dated as of September 30, 2016	8-K	001-36373	10.1	10/3/2016

10.17	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

10.18	Amended and Restated First Lien Credit Agreement, dated as of August 20, 2013, as amended and restated as of July 29, 2016, among TriNetHR Corporation, as borrower, TriNet Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36373	10.1	7/10/2014

	Incremental Facility Amendment, dated as of July 29, 2016, to the Amended and Restated First Lien Credit Agreement dated as of August 20, 2013, as amended and restated as of July 9, 2014, among TriNet HR Corporation, as borrower, TriNet Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36373	10.1	8/1/2016

10.19	Creekside Plaza Office Lease between Creekside Associates, LLC and TriNet Group, Inc., dated April 24, 2001.	S-1	333-192465	10.15	11/21/2013

10.20	First Amendment to Creekside Plaza Office Lease between Creekside Associates, LLC and TriNet Group, Inc., dated June 21, 2012.	S-1	333-192465	10.16	11/21/2013
16.1	Letter from Ernst & Young LLP, dated May 10, 2016	8-K	001-36373	16.1	5/10/2016

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Constitutes a management contract or compensatory plan or arrangement.
**
Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.