Form 10-Q
period 2017-03-31
TRINET GROUP INC
filed 2017-05-02
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 18, 2017 was 68,578,789.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarter Ended March 31, 2017

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements and Other Financial Information
For purposes of this report the terms “TriNet," "the Company," “we,” “us” and “our" refer to TriNet Group, Inc., and its consolidated subsidiaries. This report contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements.
Forward-looking statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from our current expectations and any past results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in our Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). The information provided in this Form 10-Q is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. All information provided in this report is as of the date of this report and we undertake no duty to update this information except as required by law.
Our Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and other non-GAAP financial measures to manage our business. Refer to the Non-GAAP Financial Measures in our Key Financial and Operating Metrics section within our MD&A for definitions and reconciliations from GAAP measures.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview

We are a leading provider of human resources (HR) solutions for small to midsize businesses (SMBs). Under our co-employment model, we assume many of the complex and burdensome responsibilities of being an employer, helping our clients minimize employer-related risks and manage administrative and compliance responsibilities associated with employment.
We deliver a comprehensive suite of products and services which allow our clients and their worksite employees (WSEs) to administer and manage HR-related compensation and benefits, including payroll, health insurance and workers' compensation programs, through our technology platform.
Technology Platform
Our technology platform, with online and mobile tools allows our clients and WSEs to store, view and manage core HR information and administer a variety of HR transactions, such as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration.
HR Expertise
We use the collective insights and experience of our teams of HR, benefits, risk management and compliance professionals to help clients mitigate many of the administrative, regulatory and practical risks associated with their responsibilities as employers, including talent management, recruiting and training, performance management, employee onboarding and terminations, benefits enrollment and support, claims administration and employment practices risk management. Under our vertical strategy, we tailor our product and service offerings to specific industries by identifying common needs and leveraging scale and shared experience to provide more efficient, relevant offerings.
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
We operate in one reportable segment. Less than 1% of revenue is generated outside of the U.S.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
During the first quarter of 2017, we:

•	served over 14,000 clients, co-employed Average WSEs of 328,000 or a 3% increase over the same period in 2016 and

•	processed over $9.8 billion in payroll and payroll tax payments for our clients with an increase of 4% over the same period in 2016.
Our financial highlights for the first quarter of 2017, compared to the same period in 2016, include:

•	Total revenues increased 10% to $807.6 million, while Net Service Revenues increased 22% to $199.0 million primarily due to a 3% increase in average WSEs.

•
Operating Income increased 91% to $49.5 million primarily due to improvement in our total revenues and the increase of insurance service revenues outpacing the increase in insurance costs, partially offset by an increase in other operating expenses to support our growth.

•	Net income increased 148% to $28.7 million, or $0.41 per diluted share, while Adjusted Net Income increased 62% to $31.6 million primarily due to increased operating income as described above.

•	Adjusted EBITDA increased 50% to $63.3 million due to increased operating income as described above and

•
Cash provided by operating activities increased 88% to $75.9 million as a result of increased operating income, a reduction in our workers' compensation collateral, and reduction to our cash taxes paid.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included this Form 10-Q.

	Three Months Ended March 31,		Percent
(in thousands, except per share and operating metrics data)	2017	2016	Change
Income Statement Data:
Total revenues	$807,610	$732,939	10%
Operating income	49,487	25,902	91
Net income	28,737	11,577	148
Diluted net income per share of common stock	0.41	0.16	156
Non-GAAP measures (1):
Net Service Revenues (1)	198,968	163,250	22
Net Insurance Service Revenues (1)	78,847	50,847	55
Adjusted EBITDA (1)	63,343	42,153	50
Adjusted Net income (1)	31,577	19,533	62

Operating Metrics:
Total WSEs payroll and payroll taxes processed (in millions)	$9,816	$9,402	4%
Total WSEs at period end	330,731	324,103	2
Average WSEs	327,803	319,424	3

Cash Flow Data:
Net cash provided by operating activities	$75,904	$40,431	88%
Net cash used in investing activities	(6,848)	(5,607)	22
Net cash used in financing activities	(37,052)	(5,224)	609

(1)	Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

(in thousands)	March 31, 2017	December 31, 2016	Percent Change
Balance Sheet Data:
Cash and cash equivalents	$216,054	$184,004	17%
Working capital	159,869	156,771	2
Total assets	1,872,672	2,095,143	(11)
Notes and capital leases payable	449,934	459,054	(2)
Total liabilities	1,830,125	2,060,553	(11)
Total stockholders’ equity	42,547	34,590	23

Non-GAAP Financial Measures
In addition to financial measures presented in accordance with U.S. GAAP, we monitor other non-GAAP financial measures that we use to manage our business, make planning decisions, allocate resources and as performance measures in our executive compensation plan. These key financial measures provide an additional view of our operational performance over the long term and provide useful information that we use in order to maintain and grow our business.
The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Adjusted EBITDA	• Net income, excluding the effects of: - income tax provision, - interest expense, - depreciation, - amortization of intangible assets, and - stock-based compensation expense.
• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-cash charges such as depreciation and amortization, and stock-based compensation recognized based on the estimated fair values. We believe these charges are not directly resulting from our core operations or indicative of our ongoing operations.
• Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects, and
• Provides a measure, among others, used in the determination of incentive compensation for management.

Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock-based compensation,
- amortization of intangible assets,
- non-cash interest expense (2), and
- the income tax effect (at our effective tax rate (1)) of these pre-tax adjustments.

• Provides information to our stockholders and board of directors to understand how our management evaluates our business, to monitor and evaluate our operating results, and analyze profitability of our ongoing operations and trends on a consistent basis by excluding certain non-cash charges.

(1)
We have adjusted the non-GAAP effective tax rate to 40.5% for 2017, from 42.5% for 2016 due to a decrease in state income taxes from an increase in excludable income for state income tax purposes. These non-GAAP effective tax rates exclude the income tax impact from stock-based compensation and changes in uncertain tax positions.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total revenues	$807,610	$732,939
Less: Insurance costs	608,642	569,689
Net Service Revenues	$198,968	$163,250
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended March 31,
(in thousands)	2017	2016
Insurance service revenues	$687,489	$620,536
Less: Insurance costs	608,642	569,689
Net Insurance Service Revenues	$78,847	$50,847
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$28,737	$11,577
Provision for income taxes	16,153	9,241
Stock-based compensation	6,207	7,397
Interest expense and bank fees	4,748	5,042
Depreciation	6,148	3,916
Amortization of intangible assets	1,350	4,980
Adjusted EBITDA	$63,343	$42,153

The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$28,737	$11,577
Effective income tax rate adjustment	(2,027)	394
Stock-based compensation	6,207	7,397
Amortization of intangible assets	1,350	4,980
Non-cash interest expense	622	775
Income tax impact of pre-tax adjustments	(3,312)	(5,590)
Adjusted Net Income	$31,577	$19,533

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Revenues and Income
Q1 2017 - Q1 2016 Commentary
Total revenues were $807.6 million for the first quarter of 2017, a 10% increase compared to the same period in 2016:

•
Professional service revenues were $120.1 million for the first quarter of 2017, an increase of 7% compared to the same period in 2016 as a result of Average WSE growth of 3%, as well as price increases.

•	Insurance service revenues grew 11% over the same quarter in 2016 to $687.5 million. Average WSE growth of 3% in combination with service price increases, accounted for this change.
Net Service Revenues were $199.0 million for the first quarter of 2017, representing a 22% increase from the same quarter in 2016. This was driven by the increase in Net Insurance Service Revenues which grew 55% over 2016, with Insurance Service Revenues per Average WSE increasing by 8% but insurance costs per Average WSE increasing by only 4% in the quarter.
Operating Income was $49.5 million, up 91% from the first quarter of 2016, primarily due to improvement in our total revenues, especially our insurance services revenues as noted above, partially offset by a 9% increase in operating expenses to support our growth as detailed below.
Net Income increased 148% to $28.7 million, or $0.41 per diluted share, as compared to the same period in 2016.
Adjusted Net Income increased $12.0 million, a 62% increase from the same period in 2016, primarily due to increased operating income as described above, offset by higher income tax expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Historically, Total WSE comparisons have served as an indicator of our success in growing our business, both organically and through the integration of acquired businesses, and retaining clients. Average WSE growth is another volume measure we use to monitor the performance of our business. However, anticipated revenues for future periods can diverge from total WSEs paid due to pricing differences across our HR solutions and services. In addition to driving the growth in WSE count, we also focus on pricing strategies and product differentiation to maximize our revenue opportunities. Average monthly total revenues per WSE, as a measure to monitor the success of such pricing strategies, have increased 7% in the first quarter of 2017 compared to the same period in 2016.
Professional Service Revenues (PSR)

Professional service revenues represented 15% of total revenues with growth of 7% in the first quarter of 2017. The growth in professional service revenues was driven by 3% growth in Average WSEs, as well as an increase in professional service revenues per Average WSE during the first quarter of 2017 compared to the same period in 2016.
Insurance Service Revenues (ISR)

Insurance service revenues represented 85% of total revenues with growth of 11% in the first quarter of 2017. The growth in insurance service revenues was attributable to 3% growth in Average WSEs, as well as an increase in insurance service revenues per Average WSE for the first quarter of 2017, compared to the same period in 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Costs

Q1 2017 - Q1 2016 Commentary
Insurance costs increased 7% for the first quarter of 2017 compared to the same period in 2016 primarily as a result of a 3% increase in Average WSEs, as well as a 4% increase in monthly insurance costs per Average WSE primarily due to an increase in claims and expected claims costs.
Other Operating Expenses (OOE)
Other operating expenses includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), and systems development and programming (SD&P) expenses.
We have approximately 2,600 corporate employees as of March 31, 2017 in 48 offices across the U.S. Our corporate employees' compensation related expenses represent 69% and 71% of our operating expenses in the first quarter of 2017 and 2016, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We manage other operating expenses and allocate resources across different business functions based on percentage of Net Service Revenues. This ratio has decreased to 71% in the first quarter of 2017 from 79% in the same period in 2016 due to our revenues rising faster in the quarter than other operating expenses. The primary drivers of the change in other operating expenses were:

Q1 2017 - Q1 2016 Commentary
Other operating expenses increased $13.5 million or 11% in the first quarter of 2017 compared to the same period in 2016 as part of our continued investment in supporting our infrastructure and improving the experience for our clients. Specific costs changed in the first quarter of 2017 compared to the same period in 2016 as follows:

•
Compensation costs for our corporate employees included payroll, payroll taxes, stock-based compensation, bonuses, commissions and other payroll and benefits related costs. Total compensation costs increased $6.3 million or 7% primarily due to increased headcount related to investments in client service and technology functions to support product delivery and platform integration.

•	Consulting expenses increased $4.0 million and included costs associated with reviewing and administering our insurance programs, as well enhancing our product offerings.

•
Accounting and other professional fees decreased $2.3 million in the first quarter of 2017 primarily as a result of the timing of audit costs and professional fees to support our efforts to remediate internal controls.

•	Other expenses increased $5.5 million in the first quarter of 2017 primarily due to additional compliance costs and external sales costs.
We expect our operating expenses to continue to increase in the foreseeable future due to expected growth, our strategy to develop new vertical products and platform integrations, and additional costs associated with our internal control remediation efforts. We will continue to improve our systems, processes and internal controls to gain efficiencies. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of those expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Amortization of Intangible Assets
Amortization of intangible assets represents costs associated with acquired companies' developed technologies, client lists, trade names and contractual agreements. Amortization expenses decreased 73% in the first quarter of 2017 compared to the same period in 2016 as a result of the revision to the expected useful life in October 2016 of certain client lists and trademarks related to our previous acquisitions and expiration of other acquisition related intangible assets.
Depreciation
Depreciation expense increased 57% in the first quarter of 2017 compared to the same period in 2016, which was a result of our additional investment in technology products and platforms.
Other Income (Expense)
Other income (expense) consists primarily of interest expense under our credit facility, which decreased 6% in the first quarter of 2017 compared to the same period in 2016 due to a decreasing principal balance on our outstanding debt.
Provision for Income Taxes
Our effective tax rate (ETR) was 36.0% for the first quarter of 2017, compared to an ETR of 44.4% for the same period in 2016. The 8.4% decrease in ETR is primarily due to the following:

•
7.9%, or $3.6 million, decrease attributable to tax benefits recognized upon the adoption of Accounting Standards Update 2016-09 - Stock Compensation and additionally described in Note 1 of our condensed consolidated financial statements and related notes

•	3.2% decrease in state income taxes from an increase in excludable income for state income tax purposes and changes in apportionment and statutory tax rates, and a

•	1.5% remaining decrease resulting from an increase in tax credits and decrease in non-deductible stock-based compensation, partially offset by a

•	4.2% increase due to changes in uncertain tax positions where we may not prevail in our position associated with state income tax audits.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
Liquidity
We manage our liquidity separately between assets and liabilities that are WSE related from our corporate assets and liabilities.
WSE related assets and liabilities primarily consist of current assets and current liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs. Our cash flows related to WSE payroll and benefits is generally matched by advance collection from our clients which is reported as payroll funds collected within WSE related assets.
We report our corporate cash and cash equivalents on the condensed consolidated balance sheets separately from WSE related assets. We rely on our corporate cash and cash equivalents and cash from operations to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that we have sufficient corporate liquidity and capital resources to satisfy future requirements and meet our obligations to clients, creditors and debt holders.
Our liquid assets are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$216,054	$184,004
Working capital:
Corporate working capital	154,613	151,295
WSE related assets, net of WSE related liabilities	5,256	5,476
We had corporate cash and cash equivalents of $216.1 million and $184.0 million as of March 31, 2017 and December 31, 2016, respectively. The increase was primarily due to the cash generated from operations during the first quarter of 2017. We believe that our existing corporate cash and cash equivalents, working capital and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining funds in restricted cash, cash equivalents and investments as collateral. As of March 31, 2017, we had $136.9 million of restricted cash, cash equivalents and investments included in WSE related assets and $127.7 million of marketable securities designated as long-term restricted cash, cash equivalents and investments on the condensed consolidated balance sheets. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust the balance when facts and circumstances change. We regularly review our collateral balances with our insurance carriers, and anticipate funding further collateral as needed based on program development.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities.
We maintain a $75.0 million revolving credit facility. The total unused portion of our revolving credit facility was $59.5 million as of March 31, 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash Flows
We generated positive cash flows from operating activities in the first quarter of 2017 and 2016. We also have the ability to generate cash through our financing arrangements under our revolving credit facility to meet short-term funding requirements. The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$75,904	$40,431
Investing activities	(6,848)	(5,607)
Financing activities	(37,052)	(5,224)
Effect of exchange rates on cash and cash equivalents	46	160
Net increase in cash and cash equivalents	$32,050	$29,760
Operating Activities
Components of net cash provided by operating activities are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating income	$28,737	$11,577
Depreciation and amortization	8,123	8,746
Stock-based compensation expense	6,207	7,397
Payment of interest	(4,162)	(4,083)
Income tax (payments) refunds, net	564	(2,572)
Collateral (paid to) refunded from insurance carriers, net	(190)	(13,306)
Changes in other operating assets and liabilities	36,625	32,672
Net cash provided by operating activities	$75,904	$40,431
The period-to-period fluctuation in changes in other operating assets and liabilities is primarily driven by timing of payments related to WSE related assets and liabilities, our accounts payable and accrued expenses related to our trade creditors, and corporate employee compensation related payables.
Investing Activities
Net cash used in investing activities in the first quarter of 2017 and 2016 primarily consisted of cash paid for capital expenditures, offset partially by proceeds from the sales of investments.

	Three Months Ended March 31,
(in thousands)	2017	2016
Capital expenditures:
Software and hardware	$6,284	$5,037
Office furniture, equipment and leasehold improvements	4,189	1,770
Cash used in capital expenditures	$10,473	$6,807

Investments:
Proceeds from maturity of restricted investments	3,625	1,500
Cash provided by investments	$3,625	$1,500
Capital expenditures increased in the first quarter of 2017 compared to the same period in 2016, primarily due to the build out of our technology and client service centers. We also increased our investments in software and hardware

MANAGEMENT'S DISCUSSION AND ANALYSIS

to introduce new products, enhance existing products and platforms, as well as complete platform integrations. We expect capital investments in our software and hardware to continue in the future.
We invest cash held as collateral to satisfy our long-term obligation towards the workers' compensation liabilities in U.S. long-term treasuries and mutual funds. We review the amount of investment and the anticipated holding period is reviewed regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.
Financing Activities
Net cash used in financing activities in the first quarter of 2017 and 2016 consisted primarily of repurchases of our common stock and repayment of debt.
The board of directors from time to time authorizes stock repurchases of our outstanding common stock primarily to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the first quarter of 2017, we repurchased 1,085,325 shares of common stock for $27.6 million. As of March 31, 2017, approximately $32.4 million remained available for repurchase. Our debt repayments were also $4.5 million higher in the first quarter of 2017 compared to the same period of 2016.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies as discussed in our 2016 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in the condensed consolidated financial statements and related notes included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risks from that discussed in Item 7A of our 2016 Form 10-K.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. Additionally, the material weaknesses did not result in any restatements of our condensed consolidated financial statements or disclosures for any prior period.
Additional Analyses and Procedures and Remediation Plan
We are taking specific steps to remediate the material weaknesses identified by management and described in greater detail in our 2016 Form 10-K. Although we intend to complete the remediation process with respect to these material weaknesses as quickly as possible, we cannot at this time estimate how long it will take, and our remediation plan may not prove to be successful.
Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. As noted above, although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. Accordingly, until these weaknesses are remediated, we plan to perform additional analyses and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$216,054	$184,004
Restricted cash and cash equivalents	14,578	14,569
Prepaid income taxes	27,583	42,381
Prepaid expenses	9,051	10,784
Other current assets	2,005	2,145
Worksite employee related assets	1,039,349	1,281,471
Total current assets	1,308,620	1,535,354
Workers' compensation collateral receivable	34,755	31,883
Restricted cash, cash equivalents and investments	127,715	130,501
Property and equipment, net	63,417	58,622
Goodwill	289,207	289,207
Other intangible assets, net	29,724	31,074
Other assets	19,234	18,502
Total assets	$1,872,672	$2,095,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,598	$22,541
Accrued corporate wages	40,908	30,937
Notes and capital leases payable, net	36,606	36,559
Other current liabilities	14,546	12,551
Worksite employee related liabilities	1,034,093	1,275,995
Total current liabilities	1,148,751	1,378,583
Notes and capital leases payable, net, noncurrent	413,328	422,495
Workers' compensation loss reserves (net of collateral paid of $20,639 and $22,377 at March 31, 2017 and December 31, 2016, respectively)	164,671	159,301
Deferred income taxes	91,847	92,373
Other liabilities	11,528	7,801
Total liabilities	1,830,125	2,060,553
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock ($0.000025 par value per share; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock and additional paid-in capital ($0.000025 par value per share; 750,000,000 shares authorized; 68,532,338 and 69,015,690 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	543,600	535,132
Accumulated deficit	(500,461)	(499,938)
Accumulated other comprehensive loss	(592)	(604)
Total stockholders’ equity	42,547	34,590
Total liabilities and stockholders’ equity	$1,872,672	$2,095,143
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2017	2016
Professional service revenues	$120,121	$112,403
Insurance service revenues	687,489	620,536
Total revenues	807,610	732,939
Insurance costs	608,642	569,689
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	56,450	45,705
Sales and marketing	49,191	48,708
General and administrative	25,302	27,650
Systems development and programming	11,040	6,389
Amortization of intangible assets	1,350	4,980
Depreciation	6,148	3,916
Total costs and operating expenses	758,123	707,037
Operating income	49,487	25,902
Other income (expense):
Interest expense and bank fees	(4,748)	(5,042)
Other, net	151	(42)
Income before provision for income taxes	44,890	20,818
Income tax expense	16,153	9,241
Net income	$28,737	$11,577
Other comprehensive income, net of tax	12	351
Comprehensive income	$28,749	$11,928

Net income per share:
Basic	$0.42	$0.16
Diluted	$0.41	$0.16
Weighted average shares:
Basic	68,509,328	70,521,066
Diluted	70,913,970	71,745,753

See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating activities
Net income	$28,737	$11,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,123	8,746
Stock-based compensation	6,207	7,397
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(877)	(3,202)
Prepaid income taxes	14,798	6,735
Prepaid expenses and other current assets	1,701	(1,157)
Workers' compensation collateral receivable	(2,872)	(7,688)
Other assets	148	(312)
Accounts payable	(413)	6,111
Accrued corporate wages and other current liabilities	11,903	(2,505)
Workers' compensation loss reserves and other non-current liabilities	8,229	15,205
Worksite employee related assets	242,122	346,563
Worksite employee related liabilities	(241,902)	(347,039)
Net cash provided by operating activities	75,904	40,431
Investing activities
Acquisitions of businesses	—	(300)
Proceeds from maturity of marketable securities	3,625	1,500
Acquisitions of property and equipment	(10,473)	(6,807)
Net cash used in investing activities	(6,848)	(5,607)
Financing activities
Repurchase of common stock	(27,595)	—
Proceeds from issuance of common stock on exercised options	2,099	504
Awards effectively repurchased for required employee withholding taxes	(1,987)	(656)
Repayment of notes and capital leases payable	(9,569)	(5,072)
Net cash used in financing activities	(37,052)	(5,224)
Effect of exchange rate changes on cash and cash equivalents	46	160
Net increase in cash and cash equivalents	32,050	29,760
Cash and cash equivalents at beginning of period	184,004	166,178
Cash and cash equivalents at end of period	$216,054	$195,938

Supplemental disclosures of cash flow information
Interest paid	$4,162	$4,083
Income taxes paid (refunded), net	(564)	2,572
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$1,971	$1,435
See accompanying notes.

FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group Inc. (TriNet, or the Company, we, our and us), a professional employer organization (PEO) founded in 1988, provides comprehensive human resources (HR) solutions for small to midsize businesses (SMBs) under a co-employment model. These HR solutions include bundled services, such as multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other services. Through the co-employment relationship, we are the employer of record for most administrative and regulatory purposes, including:

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
Basis of Presentation
These unaudited condensed consolidated financial statements (Financial Statements) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2017 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
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

FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Recently adopted accounting guidance

Share-based payments - In March 2016, the FASB issued ASU 2016-09-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the condensed consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement. The new standard was effective for us beginning January 1, 2017.

Upon adoption, excess tax benefits or deficiencies from share-based award activity were reflected in the condensed consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in equity. We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a net cumulative-effect adjustment of $0.3 million, reflected as an increase to retained earnings as of January 1, 2017, mostly related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effects were recorded as an increase to deferred tax assets.

We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $0.5 million of tax deficiencies under financing activities to operating activities for the period ended March 31, 2016, on our condensed consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
Recently issued accounting pronouncements
Lease arrangements - In February 2016, the FASB, issued ASU 2016-02-Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing lease assets and lease liabilities. Most significant impact is on those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

We anticipate this standard will have a material impact on our condensed consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for equipment, office and data-center operating leases.

Financial Instruments - In January 2016, the FASB issued ASU 2016-01-Recognition and Measurement of Financial
Assets and Financial Liabilities. The amendment addresses various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

FINANCIAL STATEMENTS

Revenue Recognition - In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Identifying Performance Obligations and Licensing, ASU 2016-12 Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 Technical Corrections and Improvements, respectively, providing further clarification to be considered when implementing ASU 2014-09. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

The new standard will be effective for us beginning January 1, 2018. Our ability to adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements.

We anticipate this standard will have a material impact on our condensed consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the adoption will have material impact on our accounting for sales commission expense, income tax provision and deferred taxes. We anticipate that certain client acquisition costs will be deferred over the expected client tenure. Additionally, we are assessing whether it remains appropriate to accrue assets and liabilities for unprocessed client payrolls where WSEs have performed work during the period. We expect our professional service revenues and insurance service revenues will remain substantially unchanged. The actual revenue recognition treatment required under the standard will be dependent on contract specific terms, and may vary in some instances from recognition at the time of billing.
Statement of Cash Flows - In November and August 2016, the FASB issued (ASU) 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash and 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how restricted cash and other certain transactions are classified in the statement of cash flows. The amendments are effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.

As of March 31, 2017 and December 31, 2016, we had total restricted cash, restricted cash equivalents and payroll funds collected of $811.5 million and $1.0 billion, respectively. Currently, changes in these balances are presented as operating cash activities in the condensed consolidated statements of cash flows. Under the new guidance, changes in these amounts will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these other accounting pronouncements have had or will have a material impact on its consolidated financial position, operating results or statements of cash flows.

FINANCIAL STATEMENTS

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Under the terms of the agreements with certain of our workers' compensation and health benefit insurance carriers, we are required to maintain collateral in trust accounts for the benefit of specified insurance carriers and to reimburse the carriers’ claim payments within our deductible layer. We invest a portion of the collateral amounts in marketable securities. We report the current portion of these trust accounts as restricted cash and cash equivalents in WSE related assets, and the long term portion as restricted cash, cash equivalents and investments on the condensed consolidated balance sheets.
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This amounts that are prefunded by clients are included in WSE related assets as payroll funds collected and are designated to pay pending payrolls and other WSE related liabilities.
Our total corporate and WSE related cash, cash equivalents and investments are summarized below:

	March 31, 2017				December 31, 2016
(in thousands)	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$216,054	$—	$—	$216,054	$184,004	$—	$—	$184,004
Restricted cash and cash equivalents	14,578	—	—	14,578	14,569	—	—	14,569
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	79,540	48,175	—	127,715	78,672	51,829	—	130,501
Worksite employee related assets
Restricted cash, cash equivalents and investments, current
Collateral for health benefits claims	68,906	—	—	68,906	65,022	—	—	65,022
Collateral for workers' compensation claims	67,949	—	—	67,949	64,773	—	—	64,773
Investments	—	—	2,320	2,320	—	—	2,320	2,320
Total WSE related restricted cash, cash equivalents and investments, current	136,855	—	2,320	139,175	129,795	—	2,320	132,115
Payroll funds collected	580,515	—	—	580,515	825,958	—	—	825,958
Total	$1,027,542	$48,175	$2,320	$1,078,037	$1,232,998	$51,829	$2,320	$1,287,147

FINANCIAL STATEMENTS

NOTE 3. WORKSITE EMPLOYEE RELATED ASSETS AND LIABILITIES
WSE related assets and WSE related liabilities are intended to be reviewed together when considering the financial position of the Company. Our clients direct the price and service specifications for payroll and payroll taxes and as a result, we are not the primary obligor for payroll and payroll tax payments and therefore record these amounts net in our statements of income and comprehensive income. However, we record without offset, accrued wages and payroll tax liabilities for WSEs in WSE related liabilities with the related payroll funds collected and unbilled revenues in WSE related assets. We have classified these assets and liabilities and other service related amounts collectively as WSE related, to present a clearer picture of the inter-relationship of the balances and distinguish these from our other corporate assets and liabilities.
In addition to unbilled revenues, accrued wages and payroll tax liabilities, other significant balances included in the WSE related assets and liabilities include:

•	Payroll funds collected represents cash collected from clients in advance to fund payroll and payroll taxes, and other payroll related liabilities;

•	Other payroll assets primarily include payroll tax receivables;

•	Client deposits represent indemnity guarantee payments received from clients and collections from clients in excess of payroll and other payroll related liabilities;

•	Other payroll withholdings primarily include withholdings under 401(k) plans and flexible benefit plans.

(in thousands)	March 31, 2017	December 31, 2016
Worksite employee related assets:
Restricted cash, cash equivalents and investments	$139,175	$132,115
Payroll funds collected	580,515	825,958
Unbilled revenue (net of advance collections of $8,232 and $8,602 at March 31, 2017 and December 31, 2016, respectively)	279,753	293,192
Accounts receivable (net of allowance for doubtful accounts of $316 and $292 at March 31, 2017 and December 31, 2016, respectively)	11,478	4,854
Prepaid insurance premiums	14,013	12,805
Workers' compensation collateral receivable	4,106	2,136
Other payroll assets	10,309	10,411
Total worksite employee related assets	$1,039,349	$1,281,471

Worksite employee related liabilities:
Accrued wages	$265,515	$272,966
Client deposits	67,350	56,182
Payroll tax liabilities	449,005	692,460
Unpaid losses and loss adjustment expenses (less than 1 year):
Health benefits loss reserves	126,960	129,430
Workers' compensation loss reserves (net of collateral paid of $5,831 and $9,234 at March 31, 2017 and December 31, 2016, respectively)	69,167	63,702
Insurance premiums and other payables	10,812	14,223
Other payroll withholdings	45,284	47,032
Total worksite employee related liabilities	$1,034,093	$1,275,995

Included in the payroll tax liabilities and insurance premiums and other payables were amounts relating to approximately 2,600 corporate employees at March 31, 2017 and December 31, 2016.

FINANCIAL STATEMENTS

NOTE 4. WORKERS' COMPENSATION LOSS RESERVES
The following table summarizes the workers’ compensation loss reserve activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total loss reserves, beginning of period	$254,614	$190,102
Incurred
Current year	26,936	22,774
Prior years	601	5,263
Total incurred	27,537	28,037
Paid
Current year	(260)	(711)
Prior years	(21,583)	(17,276)
Total paid	(21,843)	(17,987)
Total loss reserves, end of period	$260,308	$200,152
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in thousands)	March 31, 2017	December 31, 2016
Total loss reserves, end of period	$260,308	$254,614
Collateral paid to carriers and offset against loss reserves	(26,470)	(31,611)
Total loss reserves, net of carrier collateral offset	$233,838	$223,003

Payable in less than 1 year (1) (net of collateral paid to carriers of $5,831 and $9,234 as of March 31, 2017 and December 31, 2016, respectively)	$69,167	$63,702
Payable in more than 1 year (net of collateral paid to carriers of $20,639 and $22,377, as of March 31, 2017 and December 31, 2016, respectively)	164,671	159,301
Total loss reserves, net of carrier collateral offset	$233,838	$223,003
(1) Included under WSE related liabilities within Note 3 to these condensed consolidated financial statements.
As of March 31, 2017 and December 31, 2016, we had $65.3 million and $65.6 million, respectively, of collateral held by insurance carriers of which $26.5 million and $31.6 million was offset against workers' compensation loss reserves as the agreements permit and are net settled of insurance obligations against collateral held. Collateral paid to each carrier for a policy year in excess of our loss reserves are recorded as workers' compensation collateral receivable.

FINANCIAL STATEMENTS

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Cash, Cash equivalents and Restricted Investments
We classify our cash, cash equivalents and restricted investments in marketable securities within Level I in the fair value hierarchy because we use quoted market prices to determine the fair value. We classify our certificates of deposit within Level II in the fair value hierarchy as we use a market approach that compares fair values on certificates with similar maturities. We have no available for sale securities included in Level III as of March 31, 2017 and December 31, 2016. There was no transfer of any assets and liabilities between Levels during the three months ended March 31, 2017 or the year ended December 31, 2016.
The following table summarizes our investments by significant categories and fair value measurement on a recurring basis as of March 31, 2017 and December 31, 2016:

(in thousands)	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Level 1:
Investments:
U.S. treasuries	< 3	$47,748	$13	$(93)	$47,668
Mutual funds	N/A	500	7	—	507
Total investments		$48,248	$20	$(93)	$48,175
Level 2:
Certificates of deposit	< 1	$2,320	$—	$—	2,320
Total					$50,495

December 31, 2016
Level 1:
Investments
U.S. treasuries	< 3	$51,376	$25	$(77)	$51,324
Mutual funds	N/A	500	5	—	505
Total investments		$51,876	$30	$(77)	$51,829
Level 2:
Certificates of deposit	< 1	$2,320	$—	$—	$2,320
Total					$54,149
There were no realized gains or losses for the three months ended March 31, 2017 and 2016. We had $0.1 million gross unrealized losses in our U.S. Treasury securities as of March 31, 2017 and December 31, 2016, respectively. The fair value of these securities in an unrealized loss position represented 84% and 58% of the total fair value of all U.S. Treasury securities as of March 31, 2017 and December 31, 2016, respectively.

Unrealized losses are principally caused by changes in interest rates. In analyzing an issuer's financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As we have the ability and intent to hold these available for sale marketable securities until maturity, or for the foreseeable future, no decline was deemed to be other-than-temporary.

Notes Payable
The carrying value of our notes payable at March 31, 2017 and December 31, 2016 was $453.4 million and $462.9 million, respectively. The estimated fair values of our notes payable at March 31, 2017 and December 31, 2016 were $454.2 million and $462.9 million, respectively. These valuations are considered Level II in the hierarchy for fair value measurement and are based on quoted market prices.

FINANCIAL STATEMENTS

NOTE 6: STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
Equity-based incentive plans include stock options, restricted stock units (time-based and performance-based) and other stock awards. The number of shares available for grant under these plans as of March 31, 2017 was 8.8 million.
The following table summarizes stock option activity under our equity-based plans for the three months ended March 31, 2017:

Number of Shares
Balance at December 31, 2016	2,815,224
Granted	—
Exercised	(349,264)
Forfeited	(20,174)
Expired	—
Balance at March 31, 2017	2,445,786
Exercisable at March 31, 2017	1,872,720
The aggregate intrinsic value of stock options outstanding was $46.1 million and $46.2 million as of March 31, 2017 and December 31, 2016, respectively.
The following table summarizes restricted stock unit (RSU) and performance-based restricted stock unit (PSU) activity under our equity-based plans for the three months ended March 31, 2017:

	RSUs		PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	2,323,051	$20.32	149,412	$33.51
Granted	842,909	27.89	239,792	28.43
Vested	(320,751)	17.47	(7,518)	33.51
Forfeited	(42,235)	22.90	—	—
Nonvested at March 31, 2017	2,802,974	$22.88	381,686	$30.32

FINANCIAL STATEMENTS

Stock-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cost of providing services	$1,612	$1,815
Sales and marketing	1,302	1,985
General and administrative	2,291	2,974
Systems development and programming costs	1,002	623
Total stock-based compensation expense	$6,207	$7,397
Income tax benefit related to stock-based compensation expense	$2,127	$2,580
Actual tax benefit realized from stock options exercised	$5,509	$1,988
Stock Repurchases
The board of directors authorizes repurchases through an ongoing program initiated in May 2014. During the three months ended March 31, 2017, we repurchased 1,085,325 shares of common stock for $27.6 million. As of March 31, 2017, $32.4 million remained available for further repurchases of our common stock under our ongoing stock repurchase program.
NOTE 7. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Net income	$28,737	$11,577
Weighted average shares of common stock outstanding	68,509	70,521
Basic EPS	$0.42	$0.16

Net income	$28,737	$11,577
Weighted average shares of common stock	68,509	70,521
Dilutive effect of stock options and restricted stock units	2,405	1,225
Weighted average shares of common stock outstanding	70,914	71,746
Diluted EPS	$0.41	$0.16

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	636	3,396
NOTE 8. INCOME TAXES
Our effective income tax rate was 36.0% and 44.4% for the three months ended March 31, 2017 and 2016, respectively. This decrease primarily includes a 7.9% discrete tax benefit recognized upon adoption of ASU 2016-09 and a 2.1% tax benefit from an increase in excludable income for state tax purposes which is partially offset by a discrete charge of 4.2% due to changes in uncertain tax positions. The remaining decrease is attributable to nondeductible expenses, tax credits and disqualifying dispositions of previously nondeductible stock based compensation.
During the three months ended, March 31, 2017, our unrecognized tax benefits increased from $0.9 million to $3.4 million. Of the $3.4 million, $1.9 million would affect our tax expense, if recognized. Included in the $1.9 million is $0.1

FINANCIAL STATEMENTS

million for interest and $0.2 million for penalties. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2011. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $10.5 million, plus interest and penalties of $4.0 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. This issue is being resolved through litigation. With regard to these employment tax credits, we believe it is more likely than not that we will prevail and realize our receivable included in other noncurrent assets without a charge to our statement of income. Therefore, no reserve has been recognized related to this matter.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Lease Commitments

We lease office facilities, including our headquarters and other facilities, and equipment under non-cancelable operating leases. For detail of these commitments refer to Note 13 in Part II, Item 8 in our 2016 Form 10-K.

Credit Facilities

We maintain a $75.0 million revolving credit facility which includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $59.5 million as of March 31, 2017.

The terms of the credit agreement governing the revolving credit facility require us to maintain certain financial ratios at each quarter end. We were in compliance with these financial covenants at March 31, 2017.

We also have a $5.0 million line of credit facility to secure standby letters of credit related to our workers' compensation obligations. At March 31, 2017, the total unused portion of the credit facility was $2.7 million.
Standby Letters of Credit

We have two unused standby letters of credit totaling $17.8 million provided as collateral for our workers’ compensation obligations. At March 31, 2017, the facilities were not drawn down.
Contingencies

In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc. et. al., under the Securities Exchange Act of 1934 in the United States District Court (the Court) for the Northern District of California. The complaint was later amended in April 2016. The amended complaint generally alleges that TriNet and the other defendants caused damage to purchasers of our stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers' compensation claims. The other defendants include certain of our officers and directors, General Atlantic, LLC, a former significant shareholder, and the underwriters of our IPO. In November 2016, the parties appeared at a hearing before the Court on our motion to dismiss the amended complaint in its entirety. In January 2017, the Court issued an order granting TriNet’s and the other defendants’ motions to dismiss. The Court dismissed the plaintiff’s claims in part with prejudice and in part without. As a result, the Court gave the plaintiff until March 3, 2017 to file a second amended complaint with respect to claims not dismissed with prejudice. The plaintiff filed his second amended complaint on March 3, 2017. The defendants filed a motion to dismiss on April 17, 2017. The court set September 20, 2017 for a court hearing on the motion to dismiss. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

We are and, from time to time, have been and may in the future become involved in various litigation matters, legal proceedings and claims arising in the ordinary course of our business, including disputes with our clients or various class action, collective action, representative action and other proceedings arising from the nature of our co-employment relationship with our clients and WSEs in which we are named as a defendant. In addition, due to the nature of our

FINANCIAL STATEMENTS

co-employment relationship with our clients and WSEs, we could be subject to liability for federal and state law violations, even if we do not participate in such violations. While our agreements with our clients contain indemnification provisions related to the conduct of our clients, we may not be able to avail ourselves of such provisions in every instance. We have accrued our current best estimates of probable losses with respect to these matters which are individually and in aggregate immaterial to our condensed consolidated financial statements.

While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings or the above mentioned securities class action will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, the unfavorable resolution of any particular matter or our reassessment of our exposure for any of the above matters based on additional information obtained in the future could have a material impact on our consolidated financial position, results of operations or cash flows.

OTHER INFORMATION

Legal Proceedings
For the information required in this section, refer to Note 9 in the condensed consolidated financial statements and related notes included this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2016 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans(2)
January 1 - January 31, 2017	605,879	$25.66	604,056	$44,524,871
February 1 - February 28, 2017	539,643	$25.19	481,269	$32,428,386
March 1 - March 31, 2017	15,363	$28.88	—	$32,428,386
Total	1,160,885		1,085,325
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(2) We repurchased a total of approximately $27.6 million of our outstanding common stock during the first quarter of 2017.

As of March 31, 2017 we had approximately $32.4 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases and dividends are subject to certain restrictions under the terms of our credit facility. For more information about our credit facility and our stock repurchases, refer to Notes 8 and 9 in Part II, Item 8 of our 2016 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.
Exhibits
A list of exhibits is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: May 2, 2017	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: May 2, 2017	By:	/s/ William Porter
William Porter
Chief Financial Officer

EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.