Form 10-Q
period 2017-06-30
TRINET GROUP INC
filed 2017-08-01
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 24, 2017 was 69,385,775.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2017

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
Forward-looking statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from our current expectations and any past results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in our Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) and our Form 10-Q for the quarter ended March 31, 2017. The information provided in this Form 10-Q is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. All information provided in this report is as of the date of this report and we undertake no duty to update this information except as required by law.
Our Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and other non-GAAP financial measures that we use to manage our business, make planning decisions, allocate resources and as performance measures in our executive compensation plan. Refer to the Non-GAAP Financial Measures in our Key Financial and Operating Metrics section within our MD&A for definitions and reconciliations from GAAP measures.

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
We deliver a comprehensive suite of products and services which allow our clients and their worksite employees (WSEs) to administer and manage HR-related functions, including compensation and benefits, payroll and other transactional HR needs, employee data, and health insurance and workers' compensation programs, using our technology platform and HR expertise.
We operate in one reportable segment. Less than 1% of revenue is generated outside of the U.S.
Technology Platform
Our technology platform provides our clients and WSEs online and mobile tools to store, view and manage core HR information and administer a variety of HR transactions, such as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration.
HR Expertise
We use the collective insights and experience of our teams of HR, benefits, risk management and compliance professionals to help clients mitigate many of the administrative, regulatory and practical risks associated with their responsibilities as employers. Our teams provide HR expertises in talent management, recruiting and training, performance management, employee onboarding and terminations, benefits enrollment and support, claims administration and employment practices risk management. In addition, we have the ability to provide benchmarking data and relevant HR form and document templates to our clients to help them run their business. Under our vertical strategy, we tailor our product and service offerings to specific industries by identifying common needs and leveraging scale and shared experience to provide more efficient and relevant offerings.
Benefits
We offer our WSEs access to a broad range of TriNet-sponsored benefit and insurance programs that many of our clients may be unable to obtain for their WSEs on their own and that are compliant with state, local, and federal regulations. Our benefit and insurance service offerings include plan design and administration, enrollment management, and WSE and client communications relating to our sponsored benefits and insurance programs.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Significant Developments in 2017
Our consolidated results for the first six months of 2017 reflect our continued progress with vertical product offerings combined with slower growth in insurance costs as a result of favorable experience in our health programs and cost management with our insurance providers.
We also experienced modest Average WSE growth as compared to the first six months of 2016 as we continued our migration from legacy platforms to our common TriNet platform. Furthermore, we moderated our new customer growth as we prepared for the launch of TriNet Main Street, our new industry vertical product.
Our other operating expenses reflect our continued focus on developing new vertical products and platform integrations, and additional costs associated with our internal control remediation efforts.
We began 2017 with significant operational initiatives to improve our products and platform for our clients. During the first half of 2017, we provided our users with improved online and mobile productivity tools and upgraded our architecture allowing our platform to integrate more effectively with third party products. In July 2017, we launched TriNet Main Street, our solution for a variety of "main street" industries, including hospitality, retail and manufacturing businesses, and we are currently onboarding new clients for this product.
Performance Highlights
Q2 2017
During the second quarter of 2017, we:

•	served over 14,000 clients, co-employed Average WSEs of 324,000, consistent when compared to the same period in 2016, and

•	processed approximately $8.0 billion in payroll and payroll tax payments for our clients, an increase of 2% over the same period in 2016.
Our financial performance for the second quarter of 2017, compared to the same period in 2016, included:

•
Total revenues increased 7% to $800.5 million, due to increased insurance service revenues from higher health coverage participation by our WSEs combined with insurance services price increases, while Net Service Revenues increased 35% to $201.0 million primarily due to the insurance service revenues increases noted above.

•
Operating income increased 116% to $56.8 million primarily due to improvement in our insurance service revenues, partially offset by an increase in other operating expenses incurred to support our growth.

•
Net income increased 225% to $40.0 million, or $0.56 per diluted share, Adjusted Net Income increased 88% to $36.7 million and Adjusted EBITDA increased 70% to $72.4 million primarily due to increased operating income as described above.

YTD 2017
During the first half of 2017, we:

•	co-employed Average WSEs of 326,000, a 2% increase over the same period in 2016,

•	processed approximately $17.8 billion in payroll and payroll tax payments for our clients, an increase of 3% over the same period in 2016, and

•	increased Cash and cash equivalents $49.9 million, or 27%, to $233.9 million.
Our financial performance for the first half of 2017, compared to the same period in 2016, included:

•
Total revenues increased 9% to $1.6 billion, while Net Service Revenues increased 28% to $400.0 million primarily due to higher health coverage participation by our WSEs and insurance services price increases as well as a 2% increase in Average WSEs. Net Service Revenues also benefited from slower growth in insurance costs as compared to growth in insurance service revenues primarily due to reductions in related premium and claim costs.

•
Operating income increased 103% to $106.3 million primarily due to increases in insurance service revenues and moderated growth in insurance costs described above, partially offset by an increase in other operating expenses to support our growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS

•
Net income increased 188% to $68.7 million, or $0.97 per diluted share, Adjusted Net Income increased 75% to $68.3 million and Adjusted EBITDA increased 60% to $135.7 million primarily due to increased operating income.

•
Cash provided by operating activities increased 138% to $104.1 million as a result of increased operating income, reductions in payment of our workers' compensation collateral held by insurance carriers and reduction in cash taxes paid.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,		Percent Change
(in thousands, except per share and operating metrics data)	2017	2016	2017	2016	Q2 2017 vs. 2016	YTD 2017 vs. 2016
Income Statement Data:
Total revenues	$800,541	$745,846	$1,608,151	$1,478,785	7%	9%
Operating income	56,835	26,367	106,322	52,269	116	103
Net income	39,951	12,282	68,688	23,859	225	188
Diluted net income per share of common stock	0.56	0.17	0.97	0.33	229	194
Non-GAAP measures (1):
Net Service Revenues (1)	201,006	149,173	399,974	312,423	35	28
Net Insurance Service Revenues (1)	92,364	39,580	171,211	90,427	133	89
Adjusted EBITDA (1)	72,372	42,602	135,715	84,755	70	60
Adjusted Net Income (1)	36,691	19,466	68,268	38,999	88	75

Operating Metrics:
Total WSEs payroll and payroll taxes processed (in millions)	$7,958	$7,811	$17,774	$17,213	2%	3%
Average WSEs	324,194	322,881	325,999	321,152	—	2

(1)	Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

	Six Months Ended June 30,		Percent
(in thousands, except operating metrics data)	2017	2016	Change
Operating Metrics:
Total WSEs at period end	329,095	325,466	1%
Cash Flow Data:
Net cash provided by operating activities	$104,113	$43,667	138
Net cash used in investing activities	(9,256)	(6,975)	33
Net cash used in financing activities	(45,141)	(36,230)	25

(in thousands)	June 30, 2017	December 31, 2016	Percent Change
Balance Sheet Data:
Cash and cash equivalents	$233,883	$184,004	27%
Working capital	168,681	156,771	8
Total assets	1,758,695	2,095,143	(16)
Notes and capital leases payable	440,805	459,054	(4)
Total liabilities	1,667,182	2,060,553	(19)
Total stockholders’ equity	91,513	34,590	165

Non-GAAP Financial Measures
In addition to financial measures presented in accordance with GAAP, we monitor other non-GAAP financial measures that we use to manage our business, make planning decisions, allocate resources and as performance measures in our executive compensation plan. These key financial measures provide an additional view of our operational performance over the long term and provide useful information that we use in order to maintain and grow our business.
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
• Acts as the basis to allocate resources to different functions and evaluates the effectiveness of our business strategies by each business function.
• Provides a measure, among others, used in the determination of incentive compensation for management.

Net Insurance Service Revenues	• Insurance revenues less insurance costs.
• Is a component of Net Service Revenues.
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
• Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects.
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

(1)
We have adjusted the non-GAAP effective tax rate to 40.5% for 2017 from 42.5% for 2016 due to a decrease in state income taxes from an increase in excludable income for state income tax purposes. These non-GAAP effective tax rates exclude the income tax impact from stock-based compensation and changes in uncertain tax positions.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total revenues	$800,541	$745,846	$1,608,151	$1,478,785
Less: Insurance costs	599,535	596,673	1,208,177	1,166,362
Net Service Revenues	$201,006	$149,173	$399,974	$312,423
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Insurance service revenues	$691,899	$636,253	$1,379,388	$1,256,789
Less: Insurance costs	599,535	596,673	1,208,177	1,166,362
Net Insurance Service Revenues	$92,364	$39,580	$171,211	$90,427
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$39,951	$12,282	$68,688	$23,859
Provision for income taxes	12,298	9,210	28,451	18,451
Stock-based compensation	7,499	6,508	13,706	13,905
Interest expense and bank fees	4,857	5,038	9,605	10,080
Depreciation	6,451	4,559	12,599	8,475
Amortization of intangible assets	1,316	5,005	2,666	9,985
Adjusted EBITDA	$72,372	$42,602	$135,715	$84,755

The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$39,951	$12,282	$68,688	$23,859
Effective income tax rate adjustment	(8,863)	76	(10,890)	469
Stock-based compensation	7,499	6,508	13,706	13,905
Amortization of intangible assets	1,316	5,005	2,666	9,985
Non-cash interest expense	602	849	1,224	1,624
Income tax impact of pre-tax adjustments	(3,814)	(5,254)	(7,126)	(10,843)
Adjusted Net Income	$36,691	$19,466	$68,268	$38,999

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Revenues and Income
Q2 2017 - Q2 2016 Commentary
Total revenues were $800.5 million for the second quarter of 2017, a 7% increase compared to the same period in 2016:

•	Insurance service revenues grew 9% over the same quarter in 2016 to $691.9 million.

•	Professional service revenues decreased 1% over the same quarter in 2016 to $108.6 million.
Net Service Revenues were $201.0 million for the second quarter of 2017, representing a 35% increase from the same quarter in 2016. This was driven by the increase in Net Insurance Service Revenues, which grew 133% over the same period in 2016. Insurance service revenues per Average WSE increased by 8% while insurance costs per Average WSE remained flat.
Operating income was $56.8 million, up 116% from the second quarter of 2016, primarily due to improvement in our insurance service revenues as noted above, partially offset by a 20% increase in other operating expenses to support our growth and additional costs associated with our internal control remediation efforts. Refer to the Other Operating Expenses section in this Results of Operations for further detail.
YTD 2017 - YTD 2016 Commentary
Total revenues were $1.6 billion for the first half of 2017, a 9% increase compared to the same period in 2016.

•	Insurance service revenues grew 10% over the same period in 2016 to $1.4 billion.

•	Professional service revenues increased 3% over the same period in 2016 to $228.8 million.
Net Service Revenues were $400.0 million for the first half of 2017, representing a 28% increase from the same period in 2016. This was driven by the increase in Net Insurance Service Revenues which grew 89% over the same period in 2016. Insurance service revenues per Average WSE increased by 8%, while insurance costs per Average WSE increased 2%.
Operating income was $106.3 million, up 103% from the first half of 2016, primarily due to improvement in our insurance services revenues as noted above, partially offset by a 15% increase in other operating expenses to support our growth and additional costs associated with our internal control remediation efforts. Refer to the Other Operating Expenses section in this Results of Operations for further detail.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Historically, Total WSE comparisons have served as an indicator of our success in growing our business and retaining clients. Average WSE growth is another volume measure we use to monitor the performance of our business.
Average WSEs was flat in the second quarter of 2017 compared to the same period in 2016 and increased 2% in the first half of 2017 compared to the same period in 2016. This 2% increase was driven by WSE growth in our established customer base, largely offset by higher attrition resulting from our disciplined approach of migrating clients to a common platform. Furthermore, we moderated our new customer growth as we prepared for the launch of our new industry vertical, TriNet Main Street.
Anticipated revenues for future periods can diverge from Total WSEs due to pricing differences across our HR solutions and services and the degree to which clients and WSEs elect to participate in our solutions. In addition to driving the growth in WSE count, we also focus on pricing strategies and product differentiation to maximize our revenue opportunities. Average monthly total revenues per WSE, as a measure to monitor the success of such pricing strategies, have increased 7% in the second quarter and first half of 2017 compared to the same periods in 2016.
Professional Service Revenues (PSR)
Professional service revenues represented 14% of total revenues in both the second quarter and first half of 2017. The slight decrease in professional service revenues during the second quarter of 2017 was primarily attributed to the timing of a payroll tax service fee adjustment.
The 3% increase in PSR during the first half of 2017 was primarily attributed to the 2% growth in Average WSEs when compared to the same period in 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues (ISR)
Insurance service revenues represented 86% of total revenue in the second quarter and first half of 2017. Insurance service revenues increased 9% and 10% in the second quarter and first half of 2017 when compared to the same periods in 2016. The growth in insurance service revenues for the second quarter and first half of 2017 was equally attributable to increased participation in our health plans and an increase in health insurance service fees per plan participant.
Insurance Costs
Insurance costs remained consistent for the second quarter of 2017, when compared to the same period in 2016, with flat Average WSEs and costs per Average WSE.
Insurance costs increased 4% for the first half of 2017, compared to the same period in 2016, primarily as a result of an increase in health plan participants and a 2% increase in Average WSEs, partially offset by a reduction in monthly insurance claims and premium costs per average participant.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses (OOE)
Other operating expenses includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), and systems development and programming (SD&P) expenses.
We manage other operating expenses and allocate resources across different business functions based on percentage of Net Service Revenues. This ratio has decreased to 68% from 76% in the second quarter of 2017, and has decreased to 70% from 77% in the first half of 2017, when compared to the same periods in 2016. These decreases are due to our revenues increasing faster than other operating expenses.
We had approximately 2,700 corporate employees as of June 30, 2017 in 48 offices across the U.S. Our corporate employees' compensation related expenses represent a majority of our operating expenses. The percentage of compensation related expense to other operating expense has decreased to 66% from 70% in the second quarter of 2017, and has decreased to 65% from 68% in in the first half of 2017, when compared to the same periods in 2016. These decreases are due to increased non-compensation related costs associated with our platform integrations and internal control remediation efforts.
We expect our operating expenses to increase in the foreseeable future due to expected growth, our strategy to develop new vertical products and platform integrations, and additional costs associated with our internal control remediation efforts. We will continue to improve our systems, processes and internal controls to gain efficiencies. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Q2 2017 - Q2 2016 Commentary
Other operating expenses increased $23.2 million or 20% in the second quarter of 2017 compared to the same period in 2016 as part of our continued investment in supporting our infrastructure and improving our technology platform user experience for our clients. Significant drivers of our increased spending are as follows:

•
Compensation costs for our corporate employees including payroll, payroll taxes, stock-based compensation, bonuses, commissions and other payroll and benefits related costs, increased $10.6 million or 13% primarily due to increased headcount related to investments in client service and technology functions to support product delivery and platform integration.

•	Consulting expenses increased $4.8 million and included costs associated with enhancing our product offerings as well as payroll tax compliance initiatives.

•	Accounting and other professional fees increased $4.8 million in the second quarter of 2017 primarily as a result of increased professional fees to support our internal control remediation efforts.
YTD 2017 - YTD 2016 Commentary
Other operating expenses increased $36.7 million, or 15%, in first half of 2017 compared to the same period in 2016. Significant drivers of our increased spending are as follows:

•	Total compensation costs increased $15.1 million, or 9%, and consulting expenses increased $8.8 million primarily due to the factors described above.

•	Accounting and other professional fees increased $2.6 million primarily as a result of the timing of professional fees to support our internal control remediation efforts.

•	Other expenses increased $10.2 million primarily due to additional compliance costs and external sales costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Amortization of Intangible Assets
Amortization of intangible assets represents costs associated with acquired companies' developed technologies, client lists, trade names and contractual agreements. Amortization expenses decreased 74% and 73% in the second quarter and first half of 2017, respectively, compared to the same periods in 2016, as a result of the revision to the expected useful life in October 2016 of certain client lists and trademarks primarily related to our previous acquisitions.
Depreciation
Depreciation expense increased 42% and 49% in the second quarter and first half of 2017, respectively, compared to the same periods in 2016, as a result of our additional investment in technology products and platforms and the associated depreciation of those assets.
Other Income (Expense)
Other income (expense) consists primarily of interest expense under our credit facility, which decreased 4% and 5% in the second quarter and first half of 2017, respectively, compared to the same periods in 2016 due to a decreasing principal balance on our outstanding debt.
Provision for Income Taxes
Our effective tax rate (ETR) was 23.5% for the second quarter of 2017, compared to an ETR of 42.9% for the same period in 2016. The 19.4% decrease in ETR is primarily due to the following:

•
a decrease of 12.0%, or $6.5 million, attributable to tax benefits recognized from the adoption of Accounting Standards Update 2016-09 - Stock Compensation (ASU 2016-09) additionally described in Note 1 of our condensed consolidated financial statements and related notes,

•	a decrease of 4.3% in state income taxes from an increase in excludable income for state income tax purposes and changes in apportionment and statutory tax rates,

•	a decrease of 2.3% in non-deductible expenses due to the abatement of penalties previously assessed by the Internal Revenue Service (IRS), and

•	a decrease of 0.8% resulting from an increase in tax credits and decrease in non-deductible stock-based compensation.
Our ETR was 29.3% for the first half of 2017, compared to an ETR of 43.6% for the same period in 2016. The 14.3% decrease in ETR is primarily due to the following:

•	a decrease of 10.1%, or $10.1 million, attributable to tax benefits recognized from the adoption of ASU 2016-09,

•	a decrease of 3.8% in state income taxes from an increase in excludable income for state income tax purposes and changes in apportionment and statutory tax rates,

•	a decrease of 2.4% resulting from an increase in tax credits and decrease in both non-deductible stock-based compensation and non-deductible expenses, partially offset by a

•	an increase of 2.0% due to changes in uncertain tax positions where we may not prevail in our position associated with state income tax audits.

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
Our liquid assets are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$233,883	$184,004
Working capital:
Corporate working capital	163,195	151,295
WSE related assets, net of WSE related liabilities	5,486	5,476
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining funds in restricted cash, cash equivalents and investments as collateral. As of June 30, 2017, we had $155.3 million of restricted cash, cash equivalents and investments included in WSE related assets and $150.9 million of marketable securities designated as long-term restricted cash, cash equivalents and investments on the condensed consolidated balance sheets. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust the balance when facts and circumstances change. We regularly review our collateral balances with our insurance carriers, and anticipate funding further collateral as needed based on program development.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities.
We maintain a $75.0 million revolving credit facility. The total unused portion of our revolving credit facility was $59.5 million as of June 30, 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash Flows
We generated positive cash flows from operating activities for the first half of 2017 and 2016. We also have borrowing capacity under our revolving credit facility and the potential to generate cash through the issuance of debt or equity securities, to meet short-term funding requirements. The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$104,113	$43,667
Investing activities	(9,256)	(6,975)
Financing activities	(45,141)	(36,230)
Effect of exchange rates on cash and cash equivalents	163	24
Net increase in cash and cash equivalents	$49,879	$486
Operating Activities
Components of net cash provided by operating activities are as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net income	$68,688	$23,859
Depreciation and amortization	16,496	17,919
Stock-based compensation expense	13,706	13,905
Payment of interest	(8,006)	(8,091)
Income tax (payments) refunds, net	169	(21,374)
Collateral (paid to) refunded from insurance carriers, net	4,729	(14,053)
Changes in other operating assets and liabilities	8,331	31,502
Net cash provided by operating activities	$104,113	$43,667
The period-to-period fluctuation in cash provided by operating activities is primarily driven by the 188% increase in our net income, changes in other operating assets and liabilities, which are primarily driven by timing of payments related to WSE related assets and liabilities and our accrued expenses related to corporate employee compensation related payables, reductions to our taxes paid, and decreases in collateral payments made to our insurance carriers.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Net cash used in investing activities in the first half of 2017 and 2016 primarily consisted of cash paid for capital expenditures, offset partially by proceeds from the maturity of investments.

	Six Months Ended June 30,
(in thousands)	2017	2016
Capital expenditures:
Software and hardware	$13,279	$12,870
Office furniture, equipment and leasehold improvements	7,446	3,844
Cash used in capital expenditures	$20,725	$16,714

Investments:
Purchases of restricted investments	$—	$(14,959)
Proceeds from maturity of restricted investments	11,469	24,998
Cash provided by investments	$11,469	$10,039
Capital expenditures increased in the first half of 2017 compared to the same period in 2016, primarily due to the build out of our technology and client service centers. We also increased our investments in software and hardware to introduce new products, enhance existing products and platforms, as well as complete platform integrations. We expect capital investments in our software and hardware to continue in the future.
We invest cash held as collateral to satisfy our long-term obligation towards the workers' compensation liabilities in U.S. long-term treasuries and mutual funds. We review the amount of investment and the anticipated holding period regularly, in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.
Financing Activities
Net cash used in financing activities in the first half of 2017 and 2016 consisted primarily of repurchases of our common stock and repayment of debt.
The board of directors from time to time authorizes stock repurchases of our outstanding common stock primarily to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the first half of 2017, we repurchased 1.1 million shares of common stock for $29.5 million. As of June 30, 2017, approximately $30.5 million remained available for repurchase. Our debt repayments were also $3.7 million lower in the first half of 2017 compared to the same periods in 2016.
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
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$233,883	$184,004
Restricted cash and cash equivalents	14,589	14,569
Prepaid income taxes	14,716	42,381
Prepaid expenses	13,013	10,784
Other current assets	2,172	2,145
Worksite employee related assets	898,596	1,281,471
Total current assets	1,176,969	1,535,354
Workers' compensation collateral receivable	27,063	31,883
Restricted cash, cash equivalents and investments	150,939	130,501
Property and equipment, net	66,827	58,622
Goodwill	289,207	289,207
Other intangible assets, net	28,408	31,074
Other assets	19,282	18,502
Total assets	$1,758,695	$2,095,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,599	$22,541
Accrued corporate wages	38,196	30,937
Notes and capital leases payable, net	36,648	36,559
Other current liabilities	13,735	12,551
Worksite employee related liabilities	893,110	1,275,995
Total current liabilities	1,008,288	1,378,583
Notes and capital leases payable, net, noncurrent	404,157	422,495
Workers' compensation loss reserves (net of collateral paid of $22,911 and $22,377 at June 30, 2017 and December 31, 2016, respectively)	151,837	159,301
Deferred income taxes	91,828	92,373
Other liabilities	11,072	7,801
Total liabilities	1,667,182	2,060,553
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock ($0.000025 par value per share; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Common stock and additional paid-in capital ($0.000025 par value per share; 750,000,000 shares authorized; 69,429,088 and 69,015,690 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	557,183	535,132
Accumulated deficit	(465,146)	(499,938)
Accumulated other comprehensive loss	(524)	(604)
Total stockholders’ equity	91,513	34,590
Total liabilities and stockholders’ equity	$1,758,695	$2,095,143
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Professional service revenues	$108,642	$109,593	$228,763	$221,996
Insurance service revenues	691,899	636,253	1,379,388	1,256,789
Total revenues	800,541	745,846	1,608,151	1,478,785
Insurance costs	599,535	596,673	1,208,177	1,166,362
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	50,825	44,034	107,275	89,739
Sales and marketing	45,940	43,800	95,131	92,508
General and administrative	28,224	18,951	53,526	46,601
Systems development and programming	11,415	6,457	22,455	12,846
Amortization of intangible assets	1,316	5,005	2,666	9,985
Depreciation	6,451	4,559	12,599	8,475
Total costs and operating expenses	743,706	719,479	1,501,829	1,426,516
Operating income	56,835	26,367	106,322	52,269
Other income (expense):
Interest expense and bank fees	(4,857)	(5,038)	(9,605)	(10,080)
Other, net	271	163	422	121
Income before provision for income taxes	52,249	21,492	97,139	42,310
Income tax expense	12,298	9,210	28,451	18,451
Net income	$39,951	$12,282	$68,688	$23,859
Other comprehensive income, net of tax	68	74	80	425
Comprehensive income	$40,019	$12,356	$68,768	$24,284

Net income per share:
Basic	$0.58	$0.17	$1.00	$0.34
Diluted	$0.56	$0.17	$0.97	$0.33
Weighted average shares:
Basic	69,029,749	70,728,934	68,770,976	70,625,000
Diluted	71,167,177	72,319,992	71,101,716	72,022,065

See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating activities
Net income	$68,688	$23,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,496	17,919
Stock-based compensation	13,706	13,905
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(31,982)	(21,041)
Prepaid income taxes	27,665	(2,863)
Prepaid expenses and other current assets	(2,601)	(5,033)
Workers' compensation collateral receivable	4,820	(10,599)
Other assets	91	238
Accounts payable	4,002	2,488
Accrued corporate wages and other current liabilities	8,299	(719)
Workers' compensation loss reserves and other non-current liabilities	(5,061)	25,792
Worksite employee related assets	382,875	425,815
Worksite employee related liabilities	(382,885)	(426,094)
Net cash provided by operating activities	104,113	43,667
Investing activities
Acquisitions of businesses	—	(300)
Purchases of marketable securities	—	(14,959)
Proceeds from maturity of marketable securities	11,469	24,998
Acquisitions of property and equipment	(20,725)	(16,714)
Net cash used in investing activities	(9,256)	(6,975)
Financing activities
Repurchase of common stock	(29,510)	(16,459)
Proceeds from issuance of common stock on exercised options	5,586	2,220
Proceeds from issuance of common stock on employee stock purchase plan	2,441	2,304
Awards effectively repurchased for required employee withholding taxes	(4,507)	(1,485)
Repayment of notes and capital leases payable	(19,151)	(22,810)
Net cash used in financing activities	(45,141)	(36,230)
Effect of exchange rate changes on cash and cash equivalents	163	24
Net increase in cash and cash equivalents	49,879	486
Cash and cash equivalents at beginning of period	184,004	166,178
Cash and cash equivalents at end of period	$233,883	$166,664

Supplemental disclosures of cash flow information
Interest paid	$8,006	$8,091
Income taxes paid (refunded), net	(169)	21,374
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$1,580	$1,581
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
Basis of Presentation
These unaudited condensed consolidated financial statements (Financial Statements) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the second quarter of 2017 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
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

We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $0.7 million of tax deficiencies under financing activities to operating activities for the period ended June 30, 2016, on our condensed consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
Recently issued accounting pronouncements
Lease arrangements - In February 2016, the FASB issued ASU 2016-02-Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing lease assets and lease liabilities. Most significant impact is on those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The amendment is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. We currently anticipate adoption of the new standard effective January 1, 2019.

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

FINANCIAL STATEMENTS

Revenue Recognition - In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue for the transfer of promised goods or services to customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date to annual reporting periods, and interim periods within those years, beginning after December 15, 2017. Early adoption at the original effective date of December 15, 2016 is permitted. The amendments may be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Identifying Performance Obligations and Licensing, ASU 2016-12 Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 Technical Corrections and Improvements, respectively, providing further clarification to be considered when implementing ASU 2014-09. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the new standard effective beginning January 1, 2018 using the modified retrospective method.

Under the modified retrospective method, the new standard will be applied to all contracts initiated on or after the effective date. For contracts with remaining obligations as of the effective date, opening retained earnings will be adjusted for the cumulative effect of the change to the new standard as of the effective date.

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

As of June 30, 2017 and December 31, 2016, we had total restricted cash, restricted cash equivalents and payroll funds collected of $741.1 million and $1.0 billion, respectively. Currently, changes in these balances are presented as operating cash activities in the condensed consolidated statements of cash flows. Under the new guidance, changes in these amounts will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows.

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
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. These amounts that are prefunded by clients are included in WSE related assets as payroll funds collected and are designated to pay pending payrolls and other WSE related liabilities.
Our total corporate and WSE related cash, cash equivalents and investments are summarized below:

	June 30, 2017				December 31, 2016
(in thousands)	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$233,883	$—	$—	$233,883	$184,004	$—	$—	$184,004
Restricted cash and cash equivalents	14,589	—	—	14,589	14,569	—	—	14,569
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	111,141	39,798	—	150,939	78,672	51,829	—	130,501
Worksite employee related assets
Restricted cash, cash equivalents and investments, current
Collateral for health benefits claims	68,907	—	—	68,907	65,022	—	—	65,022
Collateral for workers' compensation claims	83,555	507	—	84,062	64,773	—	—	64,773
Collateral to secure standby letter of credit	—	—	2,322	2,322	—	—	2,320	2,320
Total WSE related restricted cash, cash equivalents and investments, current	152,462	507	2,322	155,291	129,795	—	2,320	132,115
Payroll funds collected	462,902	—	—	462,902	825,958	—	—	825,958
Total	$974,977	$40,305	$2,322	$1,017,604	$1,232,998	$51,829	$2,320	$1,287,147

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
In addition to unbilled revenues, accrued wages and payroll tax liabilities, other significant balances included in the WSE related assets and liabilities include:

•	Payroll funds collected, which represents cash collected from clients in advance to fund payroll and payroll taxes, and other payroll related liabilities;

•	Other payroll assets, which primarily include payroll tax receivables;

•	Client deposits, which represents indemnity guarantee payments received from clients and collections from clients in excess of payroll and other payroll related liabilities;

•	Other payroll withholdings, which primarily includes withholdings under 401(k) plans and flexible benefit plans.

(in thousands)	June 30, 2017	December 31, 2016
Worksite employee related assets:
Restricted cash, cash equivalents and investments	$155,291	$132,115
Payroll funds collected	462,902	825,958
Unbilled revenue (net of advance collections of $17,420 and $8,602 at June 30, 2017 and December 31, 2016, respectively)	247,751	293,192
Accounts receivable (net of allowance for doubtful accounts of $160 and $292 at June 30, 2017 and December 31, 2016, respectively)	7,644	4,854
Prepaid insurance premiums	15,253	12,805
Workers' compensation collateral receivable	190	2,136
Other payroll assets	9,565	10,411
Total worksite employee related assets	$898,596	$1,281,471

Worksite employee related liabilities:
Accrued wages	$246,802	$272,966
Client deposits	35,147	56,182
Payroll tax liabilities	352,184	692,460
Unpaid losses and loss adjustment expenses (less than 1 year):
Health benefits loss reserves	125,241	129,430
Workers' compensation loss reserves (net of collateral paid of $9,124 and $9,234 at June 30, 2017 and December 31, 2016, respectively)	70,812	63,702
Insurance premiums and other payables	17,264	14,223
Other payroll withholdings	45,660	47,032
Total worksite employee related liabilities	$893,110	$1,275,995

Included in the payroll tax liabilities and insurance premiums and other payables were amounts relating to approximately 2,700 and 2,600 corporate employees at June 30, 2017 and December 31, 2016, respectively.

FINANCIAL STATEMENTS

NOTE 4. WORKERS' COMPENSATION LOSS RESERVES
The following table summarizes the workers’ compensation loss reserve activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total loss reserves, beginning of period	$260,308	$200,152	$254,614	$190,102
Incurred
Current year	20,191	28,572	47,127	51,346
Prior years	896	2,741	1,497	8,004
Total incurred	21,087	31,313	48,624	59,350
Paid
Current year	(5,377)	(1,567)	(5,637)	(2,278)
Prior years	(21,334)	(15,187)	(42,917)	(32,463)
Total paid	(26,711)	(16,754)	(48,554)	(34,741)
Total loss reserves, end of period	$254,684	$214,711	$254,684	$214,711
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in thousands)	June 30, 2017	December 31, 2016
Total loss reserves, end of period	$254,684	$254,614
Collateral paid to carriers and offset against loss reserves	(32,035)	(31,611)
Total loss reserves, net of carrier collateral offset	$222,649	$223,003

Payable in less than 1 year (1) (net of collateral paid to carriers of $9,124 and $9,234 at June 30, 2017 and December 31, 2016, respectively)	$70,812	$63,702
Payable in more than 1 year (net of collateral paid to carriers of $22,911 and $22,377 at June 30, 2017 and December 31, 2016, respectively)	151,837	159,301
Total loss reserves, net of carrier collateral offset	$222,649	$223,003
(1) Included in WSE related liabilities within Note 3 to these condensed consolidated financial statements.
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and the six months ended June 30, 2017, the favorable development was primarily due to lower than expected frequency of reported claims associated with our office WSEs, partially offset by increased severity of reported claims with our non-office WSEs in recent accident years.
As of June 30, 2017 and December 31, 2016, we had $59.3 million and $65.6 million, respectively, of collateral held by insurance carriers of which $32.0 million and $31.6 million, respectively, was offset against workers' compensation loss reserves as the agreements permit and are net settled of insurance obligations against collateral held. Collateral paid to each carrier for a policy year in excess of our loss reserves are recorded as workers' compensation collateral receivable.

FINANCIAL STATEMENTS

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Cash, Cash equivalents and Restricted Investments
We classify our cash, cash equivalents and restricted investments in marketable securities within Level I in the fair value hierarchy because we use quoted market prices to determine the fair value. We classify our certificates of deposit within Level II in the fair value hierarchy as we use a market approach that compares fair values on certificates with similar maturities. We have no available for sale securities included in Level III as of June 30, 2017 and December 31, 2016. There was no transfer of any assets and liabilities between Levels during the three months ended June 30, 2017 or the year ended December 31, 2016.
The following table summarizes our investments by significant categories and fair value measurements on a recurring basis as of June 30, 2017 and December 31, 2016.

(in thousands)	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Level 1:
Investments:
U.S. treasuries	< 3	$39,900	$5	$(107)	$39,798
Mutual funds	N/A	500	7	—	507
Total investments		$40,400	$12	$(107)	$40,305
Level 2:
Certificates of deposit	< 1	$2,322	$—	$—	$2,322
Total		$42,722	$12	$(107)	$42,627

December 31, 2016
Level 1:
Investments:
U.S. treasuries	< 3	$51,376	$25	$(77)	$51,324
Mutual funds	N/A	500	5	—	505
Total investments		$51,876	$30	$(77)	$51,829
Level 2:
Certificates of deposit	< 1	$2,320	$—	$—	$2,320
Total		$54,196	$30	$(77)	$54,149
There were no realized gains or losses for the six months ended June 30, 2017 and 2016. We had $0.1 million gross unrealized losses in our U.S. Treasury securities as of June 30, 2017 and December 31, 2016, respectively. The fair value of these securities in an unrealized loss position represented 87% and 58% of the total fair value of all U.S. Treasury securities as of June 30, 2017 and December 31, 2016, respectively.

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

Notes Payable
The carrying value of our notes payable at June 30, 2017 and December 31, 2016 was $443.8 million and $462.9 million, respectively. The estimated fair values of our notes payable at June 30, 2017 and December 31, 2016 were $446.0 million and $462.9 million, respectively. These valuations are considered Level II in the hierarchy for fair value measurement and are based on quoted market prices.

FINANCIAL STATEMENTS

NOTE 6: STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
Equity-based incentive plans include stock options, restricted stock units (time-based and performance-based) and other stock awards. The number of shares available for grant under these plans as of June 30, 2017 was 8.9 million.
The following table summarizes stock option activity under our equity-based plans for the six months ended June 30, 2017:

Number of Shares
Balance at December 31, 2016	2,815,224
Granted	—
Exercised	(1,041,720)
Forfeited	(53,413)
Expired	—
Balance at June 30, 2017	1,720,091
Exercisable at June 30, 2017	1,320,866
The aggregate intrinsic value of stock options outstanding was $35.1 million and $46.2 million as of June 30, 2017 and December 31, 2016, respectively.
The following table summarizes restricted stock unit (RSU) and performance-based restricted stock unit (PSU) activity under our equity-based plans for the six months ended June 30, 2017:

	RSUs		PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	2,323,051	$20.32	149,412	$33.51
Granted	966,329	27.88	239,792	28.43
Vested	(549,248)	19.46	(7,518)	33.51
Forfeited	(147,674)	23.25	(18,894)	33.51
Nonvested at June 30, 2017	2,592,458	$23.15	362,792	$30.15

FINANCIAL STATEMENTS

Stock-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of providing services	$2,031	$1,624	$3,643	$3,439
Sales and marketing	1,621	1,643	2,923	3,628
General and administrative	2,744	2,644	5,035	5,617
Systems development and programming costs	1,103	597	2,105	1,221
Total stock-based compensation expense	$7,499	$6,508	$13,706	$13,905
Income tax benefit related to stock-based compensation expense	$2,682	$2,248	$4,808	$4,828
Tax benefit realized from stock options exercised and similar awards	$10,525	$427	$16,034	$2,415
Stock Repurchases
The board of directors authorizes repurchases through an ongoing program initiated in May 2014. During the six months ended June 30, 2017, we repurchased 1.1 million shares of common stock for $29.5 million. As of June 30, 2017, $30.5 million remained available for further repurchases of our common stock under our ongoing stock repurchase program.
NOTE 7. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$39,951	$12,282	$68,688	$23,859
Weighted average shares of common stock outstanding	69,030	70,729	68,771	70,625
Basic EPS	$0.58	$0.17	$1.00	$0.34

Net income	$39,951	$12,282	$68,688	$23,859
Weighted average shares of common stock	69,030	70,729	68,771	70,625
Dilutive effect of stock options and restricted stock units	2,137	1,591	2,331	1,397
Weighted average shares of common stock outstanding	71,167	72,320	71,102	72,022
Diluted EPS	$0.56	$0.17	$0.97	$0.33

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	279	949	288	1,184

FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES
Our effective income tax rate was 23.5% and 42.9% for the three months ended June 30, 2017 and 2016, respectively, and 29.3% and 43.6% for the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily due to a discrete tax benefit recognized upon adoption of ASU 2016-09, a tax benefit from an increase in excludable income for state tax purposes which is partially offset by a discrete charge due to changes in uncertain tax positions, and a tax benefit in non-deductible expenses due to the abatement of penalties previously assessed by the Internal Revenue Service (IRS). The remaining decrease is attributable to tax credits and disqualifying dispositions of previously nondeductible stock based compensation.
During the six months ended June 30, 2017, our unrecognized tax benefits increased from $0.9 million to $3.4 million. Of the $3.4 million, $2.0 million would affect our tax expense, if recognized. Included in the $2.0 million is $0.2 million for interest and $0.2 million for penalties. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2011. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $10.5 million, plus interest and penalties of $4.0 million in connection with an IRS examination of Gevity HR, Inc. and its subsidiaries, which were acquired by TriNet in June 2009. This issue is being resolved through litigation. With regard to these employment tax credits, we believe it is more likely than not that we will prevail and realize our receivable included in other noncurrent assets without a charge to our statement of income. Therefore, no reserve has been recognized related to this matter.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Lease Commitments

We lease office facilities, including our headquarters and other facilities, and equipment under non-cancelable operating leases. For detail of these commitments refer to Note 13 in Part II, Item 8 in our 2016 Form 10-K.

In July 2017, we entered into an agreement to lease additional office space starting February 2018 for a total commitment of approximately $32.4 million over 10 years.

Credit Facilities

We maintain a $75.0 million revolving credit facility which includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $59.5 million as of June 30, 2017.

The terms of the credit agreement governing the revolving credit facility require us to maintain certain financial ratios at each quarter end. We were in compliance with these financial covenants at June 30, 2017.

We also have a $5.0 million line of credit facility to secure standby letters of credit related to our workers' compensation obligations. At June 30, 2017, the total unused portion of the credit facility was $2.7 million.
Standby Letters of Credit

We have two unused standby letters of credit totaling $17.8 million provided as collateral for our workers’ compensation obligations. At June 30, 2017, the facilities were not drawn down.

FINANCIAL STATEMENTS

Contingencies

In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc. et. al., under the Securities Exchange Act of 1934 in the United States District Court (the Court) for the Northern District of California. The complaint was later amended in April 2016. The amended complaint generally alleges that TriNet and the other defendants caused damage to purchasers of our stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers' compensation claims. The other defendants include certain of our officers and directors, General Atlantic, LLC, a former significant shareholder, and the underwriters of our IPO. The court set September 2017 for a court hearing on our motion to dismiss. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans(2)
April 1 - April 30, 2017	3,620	$27.69	—	$32,428,386
May 1 - May 31, 2017	77,421	$30.83	—	$32,428,386
June 1 - June 30, 2017	67,109	$32.02	59,709	$30,512,973
Total	148,150		59,709
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(2) We repurchased a total of approximately $1.9 million of our outstanding common stock during the three months ended June 30, 2017.

As of June 30, 2017 we had approximately $30.5 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

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

TRINET GROUP, INC.

Date: July 31, 2017	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: July 31, 2017	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: July 31, 2017	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer

EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1**	Employment Agreement, dated March 31, 2017, between Richard Beckert and TriNet Group, Inc.					X
10.2**	Second Amended and Restated Employment Agreement, dated December 28, 2016, between Edward Griese and TriNet Group, Inc.					X
10.3**	TriNet Group, Inc. Amended and Restated Executive Severance Benefit Plan	8-K	001-36373	10.1	5/23/2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

**	Constitutes a management contract or compensatory plan or arrangement.