Form 10-Q
period 2017-09-30
TRINET GROUP INC
filed 2017-11-02
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 24, 2017 was 69,485,274.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2017

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
Forward-looking statements are not guarantees of future performance, but are based on management’s expectations as of the date of this report and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from our current expectations and any past results, performance or achievements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in our Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) and our Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. The information provided in this Form 10-Q is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. All information provided in this report is as of the date of this report and we undertake no duty to update this information except as required by law.
Our Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A) includes references to our performance measures presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and other non-GAAP financial measures that we use to manage our business, make planning decisions, allocate resources and as performance measures in our executive compensation plan. Refer to the Non-GAAP Financial Measures in our Key Financial and Operating Metrics section within our MD&A for definitions and reconciliations from GAAP measures.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
We are a leading provider of human resources (HR) solutions for small to midsize businesses (SMBs). Under our co-employment model, we assume certain of the responsibilities of being an employer and help our clients mitigate employer-related risks and manage many of the complex and burdensome administrative and compliance responsibilities associated with employment.
We deliver a comprehensive suite of products and services, which allow our clients and their worksite employees (WSEs) to administer and manage HR-related functions, including compensation and benefits, payroll and other transactional HR needs, employee data, and health insurance and workers' compensation programs, using our technology platform and HR expertise.
We operate in one reportable segment. Less than 1% of revenue is generated outside of the U.S.
Technology Platform
Our technology platform provides our clients and WSEs online and mobile tools to store, view, and manage core HR information and administer a variety of HR transactions, such as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration.
HR Expertise
We use the collective insights and experience of our teams of HR, benefits, risk management, and compliance professionals to help clients manage many of the administrative, regulatory, and practical risks associated with their responsibilities as employers. Our teams provide HR expertise to assist our clients in running their business by providing a variety of HR services, including employee onboarding and terminations, benefits enrollment and support, employment practices risk management and administration, talent management, recruiting and training, and performance management. Under our vertical strategy, we seek to design our product and service offerings for specific industries by identifying common needs and leveraging scale and shared experience to provide more efficient and relevant offerings.
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
Compliance
Our products and services are designed to help our clients comply with local, state, and federal employment and benefit laws. We monitor employer-related legal and regulatory developments and assist clients in complying with changing regulations and requirements at all levels, from changes in local minimum wage and family leave ordinances to sweeping reforms such as the Patient Protection and Affordable Care Act (ACA). Often these changes are staggered and require additional guidance from a variety of local, state or federal agencies, making compliance a continuous challenge. Each component of our HR solutions is designed with compliance in mind, whether it is payroll processing

MANAGEMENT'S DISCUSSION AND ANALYSIS

and tax administration, HR services focused on creating a compliant workplace, or offering ACA-compliant benefit plans.
Significant Developments in 2017
Our consolidated results for the first nine months of 2017 reflect our continued progress with vertical products and insurance service offerings combined with slower growth in insurance costs as a result of favorable experience in our health programs and cost management with our insurance providers.
We began 2017 with significant operational initiatives to improve our products and platform for our clients. During the first nine months of 2017, we provided our users with improved online and mobile productivity tools and upgraded our architecture allowing our platform to integrate more effectively with third party products. In July 2017, we launched and started onboarding clients to TriNet Main Street, our vertical offering designed for clients in the hospitality, retail and manufacturing industries.
Over the last year, we have benefited from our scale as we decreased administrative costs associated with our insurance offerings and are bringing forward this benefit to our clients. In October 2017, we launched the 2017 Fee Credit initiative designed to reward a portion of our existing clients. This incentive will be based on our full-year 2017 results and we expect our clients to receive the incentives under the program in the first quarter of 2018. The credit will be treated as a reduction of revenues.
Additionally in October 2017, we changed the contract terms with one of our health insurers. Previously we contracted with this carrier on a fully insured, guaranteed-cost basis; under this new arrangement we will be responsible for reimbursement of claim payments within our deductible layer.
We experienced flat Average WSE growth compared to the first nine months of 2016 as we continued our migration from legacy platforms to our common TriNet platform and we moderated our new customer growth as we expanded the functionality of TriNet Main Street.
Our other operating expenses reflect our continued focus on developing new vertical products and platform integrations, and additional costs associated with our internal control remediation efforts.
Performance Highlights
Q3 2017
During the third quarter of 2017, we:

•	served approximately 15,000 clients and co-employed Average WSEs of 324,000, a 2% decrease in Average WSEs compared to the same period in 2016, and

•	processed approximately $8.1 billion in payroll and payroll tax payments for our clients, an increase of 5% over the same period in 2016.
Our financial performance for the third quarter of 2017, compared to the same period in 2016, included:

•
Total revenues increased 6% to $819.3 million, due to increased insurance service revenues from higher participation in our health plans combined with an equal increase in health insurance service fees per plan participant, while Net Service Revenues increased 28% to $205.9 million primarily due to an increase in insurance service revenues noted above.

•
Operating income increased 117% to $62.8 million primarily due to improvement in our Net Service Revenues, partially offset by an increase in other operating expenses incurred to support our initiatives.

•
Net income increased 194% to $42.8 million, or $0.60 per diluted share, Adjusted Net Income increased 94% to $40.3 million and Adjusted EBITDA increased 77% to $80.3 million primarily due to increased operating income as described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS

YTD 2017
During the first nine months of 2017, we:

•	co-employed Average WSEs of 325,000, consistent with the same period in 2016,

•	processed approximately $25.8 billion in payroll and payroll tax payments for our clients, an increase of 4% over the same period in 2016, and

•	increased Cash and cash equivalents $79.5 million, or 43%, to $263.5 million.
Our financial performance for the first nine months of 2017, compared to the same period in 2016, included:

•
Total revenues increased 8% to $2.4 billion, while Net Service Revenues increased 28% to $605.9 million attributable primarily to increased participation in our health plans combined with an increase in health insurance fees per plan participant. Net Service Revenues also benefited from slower growth in insurance claims costs and reduced administrative costs.

•	Operating income increased 108% to $169.1 million primarily due to increases in Net Service Revenues, partially offset by an increase in other operating expenses to support our initiatives.

•
Net income increased 190% to $111.5 million, or $1.57 per diluted share, Adjusted Net Income increased 82% to $108.6 million and Adjusted EBITDA increased 66% to $216.0 million primarily due to increased operating income as described above.

•
Cash provided by operating activities increased 97% to $159.0 million primarily as a result of increased operating income as described above, decreased payments of our tax liabilities, and a decrease in payments of collateral to our workers' compensation insurance carriers.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Change
(in thousands, except per share and operating metrics data)	2017	2016	2017	2016	Q3 2017 vs. 2016	YTD 2017 vs. 2016
Income Statement Data:
Total revenues	$819,293	$770,457	$2,427,444	$2,249,242	6%	8%
Operating income	62,759	28,972	169,081	81,241	117	108
Net income	42,836	14,581	111,524	38,440	194	190
Diluted net income per share of common stock	0.60	0.20	1.57	0.53	200	196
Non-GAAP measures (1):
Net Service Revenues (1)	205,896	161,035	605,870	473,458	28	28
Net Insurance Service Revenues (1)	93,366	50,542	264,577	140,969	85	88
Adjusted EBITDA (1)	80,283	45,399	215,998	130,154	77	66
Adjusted Net Income (1)	40,297	20,800	108,565	59,798	94	82

Operating Metrics:
Total WSEs payroll and payroll taxes processed (in millions)	$8,061	$7,703	$25,835	$24,916	5%	4%
Average WSEs	324,043	331,652	325,347	324,652	(2)	—

(1)	Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

	Nine Months Ended September 30,		Percent
(in thousands, except operating metrics data)	2017	2016	Change
Operating Metrics:
Total WSEs at period end	325,138	333,778	(3)%
Cash Flow Data:
Net cash provided by operating activities	$158,951	$80,699	97
Net cash used in investing activities	(14,763)	(17,411)	(15)
Net cash used in financing activities	(65,063)	(68,998)	(6)

(in thousands)	September 30, 2017	December 31, 2016	Percent Change
Balance Sheet Data:
Cash and cash equivalents	$263,527	$184,004	43%
Working capital	186,842	156,771	19
Total assets	1,836,925	2,095,143	(12)
Notes and capital leases payable	431,690	459,054	(6)
Total liabilities	1,705,066	2,060,553	(17)
Total stockholders’ equity	131,859	34,590	281

Non-GAAP Financial Measures
In addition to financial measures presented in accordance with GAAP, we monitor other non-GAAP financial measures that we use to manage our business, make planning decisions, allocate resources and as performance measures in our executive compensation plan. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business.
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

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total revenues	$819,293	$770,457	$2,427,444	$2,249,242
Less: Insurance costs	613,397	609,422	1,821,574	1,775,784
Net Service Revenues	$205,896	$161,035	$605,870	$473,458
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Insurance service revenues	$706,763	$659,964	$2,086,151	$1,916,753
Less: Insurance costs	613,397	609,422	1,821,574	1,775,784
Net Insurance Service Revenues	$93,366	$50,542	$264,577	$140,969
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$42,836	$14,581	$111,524	$38,440
Provision for income taxes	15,268	9,107	43,719	27,558
Stock-based compensation	7,700	6,264	21,406	20,169
Interest expense and bank fees	5,425	5,597	15,030	15,677
Depreciation	7,754	5,188	20,353	13,663
Amortization of intangible assets	1,300	4,662	3,966	14,647
Adjusted EBITDA	$80,283	$45,399	$215,998	$130,154

The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$42,836	$14,581	$111,524	$38,440
Effective income tax rate adjustment	(8,264)	(960)	(19,154)	(491)
Stock-based compensation	7,700	6,264	21,406	20,169
Amortization of intangible assets	1,300	4,662	3,966	14,647
Non-cash interest expense	622	1,559	1,846	3,183
Income tax impact of pre-tax adjustments	(3,897)	(5,306)	(11,023)	(16,150)
Adjusted Net Income	$40,297	$20,800	$108,565	$59,798

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Revenues and Income
Q3 2017 - Q3 2016 Commentary
Total revenues were $819.3 million for the third quarter of 2017, a 6% increase compared to the same period in 2016.

•	Insurance service revenues grew 7% over the same quarter in 2016 to $706.8 million.

•	Professional service revenues increased 2% over the same quarter in 2016 to $112.5 million.
Net Service Revenues were $205.9 million for the third quarter of 2017, representing a 28% increase from the same period in 2016. This was driven by the increase in Net Insurance Service Revenues, which grew 85% over the same period in 2016 due to increased participation in our health plans combined with an equal increase in health insurance service fees per plan participant. Insurance service revenues per Average WSE increased 10% while insurance costs per Average WSE increased 3%.
Operating income was $62.8 million, up 117% from the third quarter of 2016, primarily due to improvement in our insurance service revenues as noted above, partially offset by a 10% increase in other operating expenses to support our initiatives and additional costs associated with our internal control remediation efforts. Refer to the Other Operating Expenses section in this Results of Operations for further detail.
YTD 2017 - YTD 2016 Commentary
Total revenues were $2.4 billion for the first nine months of 2017, an 8% increase compared to the same period in 2016.

•	Insurance service revenues grew 9% over the same period in 2016 to $2,086.2 million.

•	Professional service revenues increased 3% over the same period in 2016 to $341.3 million.
Net Service Revenues were $605.9 million for the first nine months of 2017, representing a 28% increase from the same period in 2016. This was driven by the increase in Net Insurance Service Revenues which grew 88% over the same period in 2016 which was primarily attributable to increased participation in our health plans combined with an increase in health insurance service fees per plan participant. Insurance service revenues per Average WSE increased 9%, while insurance costs per Average WSE increased 2%.
Operating income was $169.1 million, up 108% from the first nine months of 2016, primarily due to improvement in our insurance services revenues as noted above, partially offset by a 13% increase in other operating expenses to support our initiatives and additional costs associated with our internal control remediation efforts. Refer to the Other Operating Expenses section in this Results of Operations for further detail.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Worksite Employees (WSE)
Historically, Total WSE comparisons have served as an indicator of our success in growing our business and retaining clients. Average WSE growth is another volume measure we use to monitor the performance of our business.
Average WSEs decreased 2% in the third quarter of 2017 compared to the same period in 2016 and remained flat in the first nine months of 2017 compared to the same period in 2016. The quarter and year to date changes in Average WSEs are a result of WSE growth in our established customer base, offset by higher attrition, including attrition from migrating our clients to a common platform. Furthermore, we moderated our new customer growth as we expanded the functionality of our new industry vertical, TriNet Main Street.
Anticipated revenues for future periods can diverge from Total WSEs due to pricing differences across our HR solutions and services and the degree to which clients and WSEs elect to participate in our solutions. In addition to driving the growth in WSE count, we also focus on pricing strategies and product differentiation to maximize our revenue opportunities. Average monthly total revenues per WSE, as a measure to monitor the success of such pricing strategies, have increased 9% and 8% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Professional Service Revenues (PSR)
Professional service revenues represented 14% of total revenues in both the third quarter and first nine months of 2017. The slight increase in professional service revenues during the third quarter of 2017 was primarily attributed to a 5% increase in PSR per Average WSE when compared to the same period in 2016, partially offset by a decrease in Average WSEs when compared to the same period in 2016.
The increase in PSR during the first nine months of 2017 was attributed to the 3% increase in PSR per Average WSE when compared to the same period in 2016.

Insurance Service Revenues (ISR)
Insurance service revenues represented 86% of total revenue in the third quarter and first nine months of 2017. Insurance service revenues increased 7% and 9% in the third quarter and first nine months of 2017, respectively, when compared to the same periods in 2016. The growth in insurance service revenues for the third quarter of 2017 was attributable to increased participation in our health plans combined with an equal increase in health insurance service fees per plan participant. The growth in insurance service revenues for the first nine months of 2017 was primarily attributable to increased participation in our health plans combined with an increase in health insurance service fees per plan participant.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Costs
Insurance costs increased 1% and 3% for the third quarter and first nine months of 2017, respectively, compared to the same period in 2016, primarily as a result of an increase in health plan participants, partially offset by a decrease in insurance claims costs and administrative costs per average participant.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses (OOE)
Other operating expenses includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), and systems development and programming (SD&P) expenses.
We manage other operating expenses and allocate resources across different business functions based on percentage of Net Service Revenues. This ratio has decreased to 65% from 76% in the third quarter of 2017 and has decreased to 68% from 77% in the first nine months of 2017, when compared to the same periods in 2016.
We had approximately 2,700 corporate employees as of September 30, 2017 in 47 offices across the U.S. Our corporate employees' compensation related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, stock-based compensation, bonuses, commissions and other payroll and benefits related costs. The percentage of compensation related expense to other operating expense has decreased to 62% from 65% in the third quarter of 2017, and has decreased to 64% from 67% in in the first nine months of 2017, when compared to the same periods in 2016. These decreases are primarily due to increased non-compensation related costs associated with our vertical product development, platform integrations, and internal control remediation efforts.
We expect our operating expenses to increase in the foreseeable future due to expected growth, our continued strategy to develop new vertical products, continued platform integrations, and additional costs associated with our internal control remediation efforts. We will continue to improve our systems, processes, and internal controls. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.
We also expect commission expense, which is included in sales and marketing, to decrease in 2018 with the planned adoption of ASU 2016-10 in the first quarter of 2018. We anticipate that incremental, non-perpetual client acquisition costs will be deferred and amortized to expense over the expected client tenure.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Q3 2017 - Q3 2016 Commentary
Other operating expenses increased $11.9 million or 10% in the third quarter of 2017 compared to the same period in 2016 as part of our continued investment in supporting our infrastructure, improving our technology platform user experience for our clients, and our internal control remediation efforts. Significant drivers of our increased spending are as follows:

•	Accounting and other professional fees increased $8.1 million primarily as a result of increased professional fees to support our internal control remediation efforts.

•	Consulting expenses increased $3.8 million and included costs associated with enhancing our product offerings.

•
Compensation costs for our corporate employees increased $3.5 million primarily due to increased headcount related to investments in technology, sales and client services functions to support product delivery and platform integration.

•	Other expenses decreased $3.5 million primarily due to a reduction in local tax compliance costs.

YTD 2017 - YTD 2016 Commentary
Other operating expenses increased $48.6 million, or 13%, in the first nine months of 2017 compared to the same period in 2016. Significant drivers of our increased spending are as follows:

•
Total compensation costs increased $18.9 million, or 8%, primarily due to increased headcount related to investments in technology and client services functions to support product delivery and platform integration as well as an increase in sales related compensation costs associated with a new sales performance incentive program.

•	Consulting expenses increased $11.9 million due to the factors described above and also included costs associated with payroll tax compliance initiatives.

•	Accounting and other professional fees increased $11.4 million primarily as a result of the professional fees to support our internal control remediation efforts.

•	Other expenses increased $6.4 million primarily due to additional compliance costs and external sales costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Amortization of Intangible Assets
Amortization of intangible assets represents costs associated with acquired companies' developed technologies, client lists, trade names and contractual agreements. Amortization expenses decreased 72% and 73% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, as a result of the revision to the expected useful life in October 2016 of certain client lists and trademarks primarily related to our previous acquisitions.
Depreciation
Depreciation expense increased 49% in the third quarter and first nine months of 2017, compared to the same periods in 2016, as a result of our additional investment in technology products and platforms and the associated depreciation of those assets.
Other Income (Expense)
Other income (expense) consists primarily of interest expense under our credit facility and decreased 3% and 4% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016 due to a decreasing principal balance on our outstanding debt.
Provision for Income Taxes
Our effective income tax rate was 26.3% and 38.4% for the three months ended September 30, 2017 and 2016, respectively, and 28.2% and 41.8% for the nine months ended September 30, 2017 and 2016, respectively. These decreases are primarily due to a discrete tax benefit recognized upon adoption of ASU 2016-09, a tax benefit resulting from qualified production activities deduction for certain software offerings, a tax benefit from an increase in excludable income for state tax purposes which is partially offset by a discrete charge due to changes in uncertain tax positions, and a tax benefit in non-deductible expenses due to the abatement of penalties previously assessed by the Internal Revenue Service (IRS). The remaining decrease is attributable to tax credits and disqualifying dispositions of previously nondeductible stock based compensation.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our liquid assets are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$263,527	$184,004
Working capital:
Corporate working capital	180,497	151,295
WSE related assets, net of WSE related liabilities	6,345	5,476
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining funds in restricted cash, cash equivalents and investments as collateral. As of September 30, 2017, we had $157.0 million of restricted cash, cash equivalents and investments included in WSE related assets and $160.2 million of marketable securities designated as long-term restricted cash, cash equivalents and investments on the condensed consolidated balance sheets. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust the balance when facts and circumstances change. We regularly review our collateral balances with our insurance carriers, and anticipate funding further collateral as needed based on program development.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities.
We maintain a $75.0 million revolving credit facility. The total unused portion of our revolving credit facility was $59.5 million as of September 30, 2017.
Cash Flows
We generated positive cash flows from operating activities for the first nine months of 2017 and 2016. We also have borrowing capacity under our revolving credit facility and the potential to generate cash through the issuance of debt or equity securities, to meet short-term funding requirements. The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$158,951	$80,699
Investing activities	(14,763)	(17,411)
Financing activities	(65,063)	(68,998)
Effect of exchange rates on cash and cash equivalents	398	90
Net increase in cash and cash equivalents	$79,523	$(5,620)

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Activities
Components of net cash provided by operating activities are as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net income	$111,524	$38,440
Depreciation and amortization	26,177	27,810
Stock-based compensation expense	21,406	20,169
Payment of interest	(12,186)	(11,651)
Income tax (payments) refunds, net	138	(27,650)
Collateral (paid to) refunded from insurance carriers, net	(3,163)	(22,911)
Changes in other operating assets and liabilities	15,055	56,492
Net cash provided by operating activities	$158,951	$80,699
The period-to-period fluctuation in cash provided by operating activities is primarily driven by the 190% increase in our net income, decrease in payments of our tax liabilities, decreases in collateral paid to our workers' compensation insurance carriers, changes in other operating assets and liabilities, which are primarily driven by the timing of payments related to WSE related assets and liabilities, and our accrued expenses related to corporate employee compensation related payables.
Investing Activities
Net cash used in investing activities in the first nine months of 2017 and 2016 primarily consisted of cash paid for capital expenditures, offset partially by proceeds from the maturity of investments.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Capital expenditures:
Software and hardware	$22,816	$21,515
Office furniture, equipment and leasehold improvements	6,394	6,427
Cash used in capital expenditures	$29,210	$27,942

Investments:
Purchases of restricted investments	$—	$(14,959)
Proceeds from maturity of restricted investments	14,447	25,790
Cash provided by investments	$14,447	$10,831
Capital expenditures increased in the first nine months of 2017 compared to the same period in 2016, primarily due to our investments in software and hardware to introduce new products, enhance existing products and platforms, as well as complete platform integrations. We expect capital investments in our software and hardware to continue in the future.
We invest cash held as collateral to satisfy our long-term obligation towards the workers' compensation liabilities in U.S. long-term treasuries and mutual funds. We review the amount of investment and the anticipated holding period regularly, in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financing Activities
Net cash used in financing activities in the first nine months of 2017 and 2016 consisted primarily of repurchases of our common stock and repayment of debt.
The board of directors from time to time authorizes stock repurchases of our outstanding common stock primarily to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the first nine months of 2017, we repurchased 1.4 million shares of common stock for $39.3 million. As of September 30, 2017, approximately $20.7 million remained available for repurchase.
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
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$263,527	$184,004
Restricted cash and cash equivalents	15,445	14,569
Prepaid income taxes	—	42,381
Prepaid expenses	11,013	10,784
Other current assets	2,360	2,145
Worksite employee related assets	941,213	1,281,471
Total current assets	1,233,558	1,535,354
Workers' compensation collateral receivable	39,931	31,883
Restricted cash, cash equivalents and investments	160,207	130,501
Property and equipment, net	68,470	58,622
Goodwill	289,207	289,207
Other intangible assets, net	27,108	31,074
Other assets	18,444	18,502
Total assets	$1,836,925	$2,095,143
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,995	$22,541
Accrued corporate wages	31,814	30,937
Notes and capital leases payable, net	36,718	36,559
Other current liabilities	14,321	12,551
Worksite employee related liabilities	934,868	1,275,995
Total current liabilities	1,046,716	1,378,583
Notes and capital leases payable, net, noncurrent	394,972	422,495
Workers' compensation loss reserves (net of collateral paid of $20,307 and $22,377 at September 30, 2017 and December 31, 2016, respectively)	157,999	159,301
Deferred income taxes	90,845	92,373
Other liabilities	14,534	7,801
Total liabilities	1,705,066	2,060,553
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock ($0.000025 par value per share; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock and additional paid-in capital ($0.000025 par value per share; 750,000,000 shares authorized; 69,536,268 and 69,015,690 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	567,971	535,132
Accumulated deficit	(435,739)	(499,938)
Accumulated other comprehensive loss	(373)	(604)
Total stockholders’ equity	131,859	34,590
Total liabilities and stockholders’ equity	$1,836,925	$2,095,143
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Professional service revenues	$112,530	$110,493	$341,293	$332,489
Insurance service revenues	706,763	659,964	2,086,151	1,916,753
Total revenues	819,293	770,457	2,427,444	2,249,242
Insurance costs	613,397	609,422	1,821,574	1,775,784
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	49,989	50,142	157,264	139,881
Sales and marketing	44,407	41,470	139,538	133,978
General and administrative	28,505	22,477	82,031	69,078
Systems development and programming	11,182	8,124	33,637	20,970
Amortization of intangible assets	1,300	4,662	3,966	14,647
Depreciation	7,754	5,188	20,353	13,663
Total costs and operating expenses	756,534	741,485	2,258,363	2,168,001
Operating income	62,759	28,972	169,081	81,241
Other income (expense):
Interest expense and bank fees	(5,425)	(5,597)	(15,030)	(15,677)
Other, net	770	313	1,192	434
Income before provision for income taxes	58,104	23,688	155,243	65,998
Income tax expense	15,268	9,107	43,719	27,558
Net income	$42,836	$14,581	$111,524	$38,440
Other comprehensive income, net of tax	151	(125)	231	300
Comprehensive income	$42,987	$14,456	$111,755	$38,740

Net income per share:
Basic	$0.62	$0.21	$1.62	$0.55
Diluted	$0.60	$0.20	$1.57	$0.53
Weighted average shares:
Basic	69,498,218	70,187,989	69,016,054	70,478,266
Diluted	71,499,591	71,964,603	71,138,743	72,126,060

See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating activities
Net income	$111,524	$38,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,177	27,810
Stock-based compensation	21,406	20,169
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(45,570)	(31,409)
Prepaid income taxes	42,448	386
Prepaid expenses and other current assets	(961)	(5,253)
Workers' compensation collateral receivable	(8,048)	(11,374)
Other assets	925	438
Accounts payable	5,505	4,538
Accrued corporate wages and other current liabilities	2,331	4,548
Workers' compensation loss reserves and other non-current liabilities	3,574	33,510
Worksite employee related assets	340,767	525,841
Worksite employee related liabilities	(341,127)	(526,945)
Net cash provided by operating activities	158,951	80,699
Investing activities
Acquisitions of businesses	—	(300)
Purchases of marketable securities	—	(14,959)
Proceeds from maturity of marketable securities	14,447	25,790
Acquisitions of property and equipment	(29,210)	(27,942)
Net cash used in investing activities	(14,763)	(17,411)
Financing activities
Repurchase of common stock	(39,347)	(43,747)
Proceeds from issuance of common stock on exercised options	8,678	3,584
Proceeds from issuance of common stock on employee stock purchase plan	2,441	2,304
Awards effectively repurchased for required employee withholding taxes	(8,100)	(2,672)
Proceeds from issuance of notes payable	—	57,978
Payments for extinguishment of debt	—	(57,563)
Repayment of notes and capital leases payable	(28,735)	(27,506)
Payment of debt issuance costs	—	(1,376)
Net cash used in financing activities	(65,063)	(68,998)
Effect of exchange rate changes on cash and cash equivalents	398	90
Net increase in cash and cash equivalents	79,523	(5,620)
Cash and cash equivalents at beginning of period	184,004	166,178
Cash and cash equivalents at end of period	$263,527	$160,558

Supplemental disclosures of cash flow information
Interest paid	$12,186	$11,651
Income taxes paid (refunded), net	(138)	27,650
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2,450	$1,363
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
Basis of Presentation
These unaudited condensed consolidated financial statements (Financial Statements) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the third quarter of 2017 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
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

We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $2.6 million of tax deficiencies under financing activities to operating activities for the period ended September 30, 2016, on our condensed consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
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

We anticipate this standard will have a material impact on our condensed consolidated financial statements. While we do not anticipate this standard will result in a material adjustment to beginning balance retained earnings, we do anticipate this standard will have a material impact on our condensed consolidated financial statements on a prospective basis. Specifically, we currently believe the adoption will have a material impact on our accounting for sales commission expense, deferred revenue, income tax provision and deferred taxes. We anticipate that certain client acquisition costs will be deferred over the expected client tenure. We expect our professional service revenues and insurance service revenues will remain substantially unchanged. The actual revenue recognition treatment required under the standard will be dependent on contract specific terms, and may vary in some instances from recognition at the time of billing.

At the date of adoption, we expect to record a net cumulative effect adjustment in retained earnings associated with unamortized deferred revenue and sales commission related to any open customer contracts as of adoption date.
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

As of September 30, 2017 and December 31, 2016, we had total restricted cash, restricted cash equivalents and payroll funds collected of $748.5 million and $1.0 billion, respectively. Currently, changes in these balances are presented as operating cash activities in the condensed consolidated statements of cash flows. Under the new guidance, changes in these amounts will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows.

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

FINANCIAL STATEMENTS

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Under the terms of the agreements with certain of our workers' compensation and health benefit insurance carriers, we are required to maintain collateral in trust accounts for the benefit of specified insurance carriers and to reimburse the carriers’ claim payments within our deductible layer. We invest a portion of the collateral amounts in marketable securities. We report the current portion of these trust accounts as restricted cash and cash equivalents in WSE related assets, and the long-term portion as restricted cash, cash equivalents and investments on the condensed consolidated balance sheets.
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. These amounts that are prefunded by clients are included in WSE related assets as payroll funds collected and are designated to pay pending payrolls and other WSE related liabilities.
Our total corporate and WSE related cash, cash equivalents and investments are summarized below:

	September 30, 2017				December 31, 2016
(in thousands)	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$263,527	$—	$—	$263,527	$184,004	$—	$—	$184,004
Restricted cash and cash equivalents	15,445	—	—	15,445	14,569	—	—	14,569
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	123,366	36,841	—	160,207	78,672	51,829	—	130,501
Worksite employee related assets
Restricted cash, cash equivalents and investments, current
Collateral for health benefits claims	68,907	—	—	68,907	65,022	—	—	65,022
Collateral for workers' compensation claims	85,284	508	—	85,792	64,773	—	—	64,773
Collateral to secure standby letter of credit	—	—	2,324	2,324	—	—	2,320	2,320
Total WSE related restricted cash, cash equivalents and investments, current	154,191	508	2,324	157,023	129,795	—	2,320	132,115
Payroll funds collected	455,494	—	—	455,494	825,958	—	—	825,958
Total	$1,012,023	$37,349	$2,324	$1,051,696	$1,232,998	$51,829	$2,320	$1,287,147

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
In addition to unbilled revenues, accrued wages and payroll tax liabilities, other significant balances included in the WSE related assets and liabilities include:

•	Payroll funds collected, which represents cash collected from clients in advance to fund payroll and payroll taxes, and other payroll related liabilities;

•	Other payroll assets, which primarily include payroll tax receivables;

•	Client deposits, which represents indemnity guarantee payments received from clients and collections from clients in excess of payroll and other payroll related liabilities;

•	Other payroll withholdings, which primarily includes withholdings under 401(k) plans and flexible benefit plans.

(in thousands)	September 30, 2017	December 31, 2016
Worksite employee related assets:
Restricted cash, cash equivalents and investments	$157,023	$132,115
Payroll funds collected	455,494	825,958
Unbilled revenue (net of advance collections of $10,038 and $8,602 at September 30, 2017 and December 31, 2016, respectively)	284,136	293,192
Accounts receivable (net of allowance for doubtful accounts of $304 and $292 at September 30, 2017 and December 31, 2016, respectively)	5,912	4,854
Prepaid insurance premiums	27,200	12,805
Workers' compensation collateral receivable	1,417	2,136
Other payroll assets	10,031	10,411
Total worksite employee related assets	$941,213	$1,281,471

Worksite employee related liabilities:
Accrued wages	$274,123	$272,966
Client deposits	28,096	56,182
Payroll tax liabilities	368,207	692,460
Unpaid losses and loss adjustment expenses (less than 1 year):
Health benefits loss reserves	129,681	129,430
Workers' compensation loss reserves (net of collateral paid of $7,105 and $9,234 at September 30, 2017 and December 31, 2016, respectively)	63,683	63,702
Insurance premiums and other payables	25,654	14,223
Other payroll withholdings	45,424	47,032
Total worksite employee related liabilities	$934,868	$1,275,995

Included in the payroll tax liabilities and insurance premiums and other payables were amounts relating to approximately 2,700 and 2,600 corporate employees at September 30, 2017 and December 31, 2016, respectively.

FINANCIAL STATEMENTS

NOTE 4. WORKERS' COMPENSATION LOSS RESERVES
The following table summarizes the workers’ compensation loss reserve activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total loss reserves, beginning of period	$254,684	$214,711	$254,614	$190,102
Incurred
Current year	22,618	26,717	69,745	78,063
Prior years	(4,294)	4,947	(2,797)	12,951
Total incurred	18,324	31,664	66,948	91,014
Paid
Current year	(3,464)	(6,738)	(9,101)	(9,016)
Prior years	(20,450)	(17,130)	(63,367)	(49,593)
Total paid	(23,914)	(23,868)	(72,468)	(58,609)
Total loss reserves, end of period	$249,094	$222,507	$249,094	$222,507
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in thousands)	September 30, 2017	December 31, 2016
Total loss reserves, end of period	$249,094	$254,614
Collateral paid to carriers and offset against loss reserves	(27,412)	(31,611)
Total loss reserves, net of carrier collateral offset	$221,682	$223,003

Payable in less than 1 year (1) (net of collateral paid to carriers of $7,105 and $9,234 at September 30, 2017 and December 31, 2016, respectively)	$63,683	$63,702
Payable in more than 1 year (net of collateral paid to carriers of $20,307 and $22,377 at September 30, 2017 and December 31, 2016, respectively)	157,999	159,301
Total loss reserves, net of carrier collateral offset	$221,682	$223,003
(1) Included in WSE related liabilities within Note 3 to these condensed consolidated financial statements.
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and the nine months ended September 30, 2017, the change was primarily due to favorable claims development associated with our non-office WSEs in recent accident years.
As of September 30, 2017 and December 31, 2016, we had $68.8 million and $65.6 million, respectively, of collateral held by insurance carriers of which $27.4 million and $31.6 million, respectively, was offset against workers' compensation loss reserves as the agreements permit and are net settled of insurance obligations against collateral held. Collateral paid to each carrier for a policy year in excess of our loss reserves is recorded as workers' compensation collateral receivable.

FINANCIAL STATEMENTS

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Cash, Cash equivalents and Restricted Investments
We classify our cash, cash equivalents and restricted investments in marketable securities within Level I in the fair value hierarchy because we use quoted market prices to determine the fair value. We classify our certificates of deposit within Level II in the fair value hierarchy as we use a market approach that compares fair values on certificates with similar maturities. We have no available for sale securities included in Level III as of September 30, 2017 and December 31, 2016. There was no transfer of any assets and liabilities between Levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.
The following table summarizes our investments by significant categories and fair value measurements on a recurring basis as of September 30, 2017 and December 31, 2016.

(in thousands)	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Level 1:
Investments:
U.S. treasuries	< 3	$36,916	$—	$(75)	$36,841
Mutual funds	N/A	500	8	—	508
Total investments		$37,416	$8	$(75)	$37,349
Level 2:
Certificates of deposit	< 1	$2,324	$—	$—	$2,324
Total		$39,740	$8	$(75)	$39,673

December 31, 2016
Level 1:
Investments:
U.S. treasuries	< 3	$51,376	$25	$(77)	$51,324
Mutual funds	N/A	500	5	—	505
Total investments		$51,876	$30	$(77)	$51,829
Level 2:
Certificates of deposit	< 1	$2,320	$—	$—	$2,320
Total		$54,196	$30	$(77)	$54,149
There were no realized gains or losses for the nine months ended September 30, 2017 and 2016. We had $0.1 million gross unrealized losses in our U.S. Treasury securities as of September 30, 2017 and December 31, 2016. The fair value of these securities in an unrealized loss position represented 100% and 58% of the total fair value of all U.S. Treasury securities as of September 30, 2017 and December 31, 2016, respectively.

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

Notes Payable
The carrying value of our notes payable at September 30, 2017 and December 31, 2016 was $434.3 million and $462.9 million, respectively. The estimated fair values of our notes payable at September 30, 2017 and December 31, 2016 were $437.7 million and $462.9 million, respectively. These valuations are considered Level II in the hierarchy for fair value measurement and are based on quoted market prices.

FINANCIAL STATEMENTS

NOTE 6: STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
Equity-based incentive plans include stock options, restricted stock units (time-based and performance-based) and other stock awards. The number of shares available for grant under these plans as of September 30, 2017 was 8.9 million.
The following table summarizes stock option activity under our equity-based plans for the nine months ended September 30, 2017:

Number of Shares
Balance at December 31, 2016	2,815,224
Granted	—
Exercised	(1,280,726)
Cancelled	(12,297)
Forfeited	(57,540)
Expired	—
Balance at September 30, 2017	1,464,661
Exercisable at September 30, 2017	1,192,694
The aggregate intrinsic value of stock options outstanding was $31.4 million and $46.2 million as of September 30, 2017 and December 31, 2016, respectively.
The following table summarizes restricted stock unit (RSU) and performance-based restricted stock unit (PSU) activity under our equity-based plans for the nine months ended September 30, 2017:

	RSUs		PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	2,323,051	$20.32	149,412	$33.51
Granted	1,119,525	28.68	330,674	29.69
Vested	(795,856)	20.41	(7,518)	33.51
Forfeited	(232,727)	23.38	(18,894)	33.51
Nonvested at September 30, 2017	2,413,993	$23.87	453,674	$30.72

FINANCIAL STATEMENTS

Stock-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of providing services	$1,845	$1,605	$5,488	$5,044
Sales and marketing	1,524	1,491	4,447	5,119
General and administrative	3,259	2,544	8,294	8,161
Systems development and programming costs	1,072	624	3,177	1,845
Total stock-based compensation expense	$7,700	$6,264	$21,406	$20,169
Income tax benefit related to stock-based compensation expense	$2,813	$2,267	$7,621	$7,095
Tax benefit realized from stock options exercised and similar awards	$5,942	$1,721	$21,976	$4,136
Stock Repurchases
The board of directors authorizes repurchases through an ongoing program initiated in May 2014. During the nine months ended September 30, 2017, we repurchased 1.4 million shares of common stock for $39.3 million. As of September 30, 2017, $20.7 million remained available for further repurchases of our common stock under our ongoing stock repurchase program.
NOTE 7. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$42,836	$14,581	$111,524	$38,440
Weighted average shares of common stock outstanding	69,498	70,188	69,016	70,478
Basic EPS	$0.62	$0.21	$1.62	$0.55

Net income	$42,836	$14,581	$111,524	$38,440
Weighted average shares of common stock	69,498	70,188	69,016	70,478
Dilutive effect of stock options and restricted stock units	2,002	1,777	2,123	1,648
Weighted average shares of common stock outstanding	71,500	71,965	71,139	72,126
Diluted EPS	$0.60	$0.20	$1.57	$0.53

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	482	817	1,856	912

FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES
Our effective income tax rate was 26.3% and 38.4% for the three months ended September 30, 2017 and 2016, respectively, and 28.2% and 41.8% for the nine months ended September 30, 2017 and 2016, respectively. These decreases are primarily due to a discrete tax benefit recognized upon adoption of ASU 2016-09, a tax benefit resulting from qualified production activities deduction for certain software offerings, a tax benefit from an increase in excludable income for state tax purposes which is partially offset by a discrete charge due to changes in uncertain tax positions, and a tax benefit in non-deductible expenses due to the abatement of penalties previously assessed by the Internal Revenue Service (IRS). The remaining decrease is attributable to tax credits and disqualifying dispositions of previously nondeductible stock based compensation.
During the nine months ended September 30, 2017, our unrecognized tax benefits increased from $0.9 million to $4.4 million. Of the $4.4 million, $2.5 million would affect our tax expense, if recognized. Included in the $2.5 million is $0.2 million for interest and $0.2 million for penalties. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2011. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $10.5 million, plus interest of $4.0 million in connection with an IRS examination of Gevity HR, Inc. and its subsidiaries, which were acquired by TriNet in June 2009. This issue is being resolved through litigation. With regard to these employment tax credits, we believe it is more likely than not that we will prevail and realize our receivable included in other noncurrent assets without a charge to our statement of income. Therefore, no reserve has been recognized related to this matter.
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

Credit Facilities

We maintain a $75.0 million revolving credit facility which includes capacity for a $40.0 million letter of credit facility and a $10.0 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $59.5 million as of September 30, 2017.

The terms of the credit agreement governing the revolving credit facility require us to maintain certain financial ratios at each quarter end. We were in compliance with these covenants at September 30, 2017.

We also have a $5.0 million line of credit facility to secure standby letters of credit related to our workers' compensation obligations. At September 30, 2017, the total unused portion of the credit facility was $2.7 million.
Standby Letters of Credit

We have two unused standby letters of credit totaling $17.8 million provided as collateral for our workers’ compensation obligations. At September 30, 2017, the facilities were not drawn down.

FINANCIAL STATEMENTS

Contingencies

In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc. et. al., under the Securities Exchange Act of 1934 in the United States District Court (the Court) for the Northern District of California. The complaint was later amended in April 2016. The amended complaint generally alleges that TriNet and the other defendants caused damage to purchasers of our stock by misrepresenting and/or failing to disclose facts generally pertaining to alleged trends affecting health insurance and workers' compensation claims. The other defendants include certain of our officers and directors, General Atlantic, LLC, a former significant shareholder, and the underwriters of our IPO. The court heard arguments on our motion to dismiss in September 2017 and took the matter under submission. We are unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans(2)
July 1 - July 31, 2017	110,375	$33.11	107,992	$26,938,775
August 1 - August 31, 2017	172,162	$37.53	85,066	$23,819,702
September 1 - September 30, 2017	95,897	$34.55	90,865	$20,677,472
Total	378,434		283,923
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(2) We repurchased a total of approximately $9.8 million of our outstanding common stock during the three months ended September 30, 2017.

As of September 30, 2017 we had approximately $20.7 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases and dividends are subject to certain restrictions under the terms of our credit facility. For more information about our credit facility and our stock repurchases, refer to Notes 8 and 9 in Part II, Item 8 of our 2016 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.
Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRINET GROUP, INC.

Date: November 2, 2017	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: November 2, 2017	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: November 2, 2017	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer