Form 10-Q
period 2018-03-31
TRINET GROUP INC
filed 2018-04-30
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36373

TRINET GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3359658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Park Place, Suite 600, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 23, 2018 was 70,293,846.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2018

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements and Other Financial Information
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet," "the Company," “we,” “us” and “our" refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements.
Forward-looking statements are not guarantees of future performance, but are based on management’s expectations as of the date of this Form 10-Q and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from our current expectations and any past results, performance or achievements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on February 27, 2018 (Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) in Item 7 of our Form 10-K, as well as in our other periodic filings with the SEC. Those factors could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this Form 10-Q, and any forward-looking statements made by us in this Form 10-Q speak only as of the date of this Form 10-Q. We undertake no obligation to revise or update any of the information provided in this Form 10-Q, except as required by law.
The MD&A of this Form 10-Q includes references to our performance measures presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plans. Refer to the Non-GAAP Financial Measures in our Key Financial and Operating Metrics section within our MD&A for definitions and reconciliations from GAAP measures.

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
Our solutions include payroll processing, tax administration, access to employee benefits and an HR technology platform with online and mobile tools that allow our clients and worksite employees (WSEs) to store, view and manage their core HR-related information and efficiently conduct a variety of HR-related transactions anytime and anywhere.
We operate in one reportable segment. Less than 1% of our revenue is generated outside of the U.S.
Significant Developments in 2018

Our consolidated results for the three months ended March 31, 2018 reflect continued progress in our industry-oriented (vertical) products and for our insurance service offerings, combined with higher WSE enrollment growth within our medical plans and slower growth in insurance costs.
We experienced a decline in Average WSEs as compared to the first three months of 2017 due to the migration of clients from our legacy (SOI) platform onto our common TriNet platform and increased new customer growth as we launched and expanded the functionality of TriNet Main Street.
In summary, we:

•	Completed the migration of existing clients from the SOI platform onto our common TriNet platform so that all our clients can benefit from our investment in platform and product improvements,

•	Continued to strengthen our leadership team with the addition of executives in our sales, marketing and operations functions,

•	Benefited from increased sales force retention and product pricing strength,

•	Benefited from increased medical plan enrollment,

•	Benefited from changes in October 2017 with one of our health insurance carriers, where we converted an insurance carrier contract from a guaranteed-cost to risk-based insurance plan, and

•	Continued to invest in improving our internal control environment to support our ongoing compliance with the requirements of Sarbanes-Oxley Act of 2002 (SOX).

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
Q1 2018
During the first quarter of 2018, we:

•	Served almost 16,000 clients and co-employed Average WSEs of approximately 315,000, a 4% decrease in Average WSEs compared to the same period in 2017 and

•	Processed approximately $10.3 billion in payroll and payroll tax payments for our clients, an increase of 5% over the same period in 2017.

Our financial highlights for the first quarter of 2018, compared to the same period in 2017, include:

•	Total revenues increased 7% to $861 million and Net Service Revenues increased 11% to $220 million,

•	Operating income increased 43% to $71 million,

•	Our effective income tax rate decreased to 20%,

•	Net income increased 88% to $54 million, or $0.75 per diluted share and Adjusted Net Income increased 84% to $58 million, and

•	Adjusted EBITDA increased 45% to $91 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended March 31,		Percent
(in millions, except per share and operating metrics data)	2018	2017	Change
Income Statement Data:
Total revenues	$861	$808	7%
Operating income	71	50	43
Net income	54	29	88
Diluted net income per share of common stock	0.75	0.41	83
Non-GAAP measures (1):
Net Service Revenues (1)	220	199	11
Net Insurance Service Revenues (1)	91	79	16
Adjusted EBITDA (1)	91	63	45
Adjusted Net Income (1)	58	32	84

Operating Metrics:
Total WSEs payroll and payroll taxes processed (in millions)	$10,319	$9,816	5%
Average WSEs	314,561	327,803	(4)
Total WSEs at period end	316,715	330,731	(4)

Cash Flow Data:
Net cash used in operating activities (2)	$(536)	$(161)	231%
Net cash provided by (used in) investing activities	2	(7)	127
Net cash used in financing activities	(19)	(37)	(48)

(1)	Refer to Non-GAAP Financial Measures section in the following pages for definitions and reconciliations from GAAP measures.

(2)	Prior year balance has been retrospectively adjusted for Accounting Standards Update (ASU) 2016-18. Refer to Note 1 in Item 1 of this Form 10-Q for details.

(in millions)	March 31, 2018	December 31, 2017	Percent Change
Balance Sheet Data:
Cash and cash equivalents	$330	$336	(2)%
Working capital	247	234	5
Total assets	2,047	2,593	(21)
Notes payable	413	423	(2)
Total liabilities	1,785	2,387	(25)
Total stockholders’ equity	262	206	28

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we monitor other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plans. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business.

The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation from, as superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

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

• Acts as the basis to allocate resources to different functions and evaluates the effectiveness of our business strategies by each business function.

• Provides a measure, among others, used in the determination of incentive compensation for management.

Net Insurance Service Revenues	• Insurance service revenues less insurance costs.
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

• We also sometimes refer to Net Insurance Service Margin, which is the ratio of Net Insurance Revenue to Insurance Service Revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted EBITDA	• Net income, excluding the effects of: - income tax provision, - interest expense, - depreciation, - amortization of intangible assets, and - stock-based compensation expense
• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-cash charges such as depreciation and stock-based compensation recognized based on the estimated fair values. We believe these charges are not directly resulting from our core operations or indicative of our ongoing operations.

• Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects.

• Provides a measure, among others, used in the determination of incentive compensation for management.

• We also sometimes refer to Adjusted EBITDA Margin, which is the ratio of Adjusted EBITDA to Net Service Revenues.

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

(1)
We have adjusted the non-GAAP effective tax rate to 26% for 2018 from 41% for 2017 due primarily to a decrease in the statutory rate from 35% to 21%. These non-GAAP effective tax rates exclude the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of total revenues to Net Service Revenues (NSR):

	Three Months Ended March 31,
(in millions)	2018	2017
Total revenues	$861	$808
Less: Insurance costs	641	609
Net Service Revenues	$220	$199
The table below presents a reconciliation of Insurance Service Revenues (ISR) to Net Insurance Service Revenues:

	Three Months Ended March 31,
(in millions)	2018	2017
Insurance service revenues	$732	$688
Less: Insurance costs	641	609
Net Insurance Service Revenues	$91	$79
Net Insurance Service Revenue Margin (1)	12%	11%

(1)	Net Insurance Service Revenue Margin is calculated as the ratio of Net Insurance Service Revenues (a non-GAAP measure) to Insurance Service Revenues (a GAAP measure).

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$54	$29
Provision for income taxes	13	16
Stock-based compensation	9	6
Interest expense and bank fees	6	5
Depreciation	8	6
Amortization of intangible assets	1	1
Adjusted EBITDA	$91	$63
Adjusted EBITDA Margin (1)	41%	32%

(1)	Adjusted EBITDA Margin is calculated as the ratio of Adjusted EBITDA (a non-GAAP measure) to Net Service Revenues (a non-GAAP measure).

The table below presents a reconciliation of net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$54	$29
Effective income tax rate adjustment	(4)	(2)
Stock-based compensation	9	6
Amortization of intangible assets	1	1
Non-cash interest expense	1	1
Income tax impact of pre-tax adjustments	(3)	(3)
Adjusted Net Income	$58	$32

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs decreased 4% in the first quarter of 2018 compared to the same period in 2017. The decline during the quarter in Average WSEs rate was a result of attrition, including attrition from migrating certain of our clients to our common platform, partially offset by WSE growth due to new sales and hiring within our installed base. We expect attrition to remain elevated until the third quarter of 2018 as our migrated clients respond to our service offerings.
Historically, Total WSE comparisons have served as an indicator of our success in growing our business and retaining clients. Anticipated revenues for future periods can diverge from Total WSEs due to pricing differences across our HR solutions and services and the degree to which clients and WSEs elect to participate in our solutions. We report the additional volume growth we obtain from the changes in WSE participation in our major services (including health services) or vertical products as a change in mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues and Income

Our revenues consist of professional service revenues (PSR) and insurance service revenues (ISR). Professional service revenues represent fees charged to clients for processing payroll-related transactions on behalf of our clients, access to our HR expertise, employment and benefit law compliance services and other HR-related services. Insurance service revenues consist of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
In addition to focusing on growing our Average WSE and Total WSE counts, we also focus on pricing strategies and product differentiation to expand our revenue opportunities. Monthly total revenues per Average WSE, as a measure to monitor the success of such strategies, has increased 11% in the first quarter of 2018 compared to the same period in 2017.
Q1 2018 - Q1 2017 Commentary
Total revenues were $861 million for the first quarter of 2018, a 7% increase compared to the same period in 2017.

•
Insurance service revenues grew 7% over the same quarter in 2017 to $732 million due primarily to increased participation in our health plans combined with an increase in health insurance service fees per plan participant, partially offset by a decline in Average WSEs.

•	Professional service revenues increased 7% over the same quarter in 2017 to $129 million due primarily to rate increases.
Operating income was $71 million, up 43% from the first quarter of 2017, primarily due to improvement in our insurance service revenues as noted above, combined with favorable developments from insurance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
Net Service Revenues (total revenues less insurance costs) provides a comparable basis of revenues on a net basis, and acts as the basis to allocate resources to different functions, and helps us evaluate the effectiveness of our business strategies by each business function.

Q1 2018 - Q1 2017 Commentary
Net Service Revenues were $220 million for 2018, representing a 11% increase from 2017. This was driven by an increase in Net Insurance Service Revenues, which grew 16% over 2017. Monthly total service revenues per Average WSE increased 11%, while monthly insurance costs per Average WSE increased 10%.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Professional Service Revenues (PSR)
Our clients are billed either based on a fee per WSE per month per transaction or on a percentage of the WSEs’ payroll. For those clients that are billed on a percentage of WSEs' payroll, as our clients' payrolls increases our fees will also increase. As such, payroll and payroll taxes processed is also an indicator of our PSR growth.
Our investment in a vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices. We believe that this vertical approach will improve our ability to retain our customers, but which also potentially reduces the value of using WSEs as the only leading indicator of future revenue performance.

PSR
($millions)

$129
$120
Q1 2018
Q1 2017

Payroll & payroll taxes processed
($billions)

$10.3
$9.8
Q1 2018
Q1 2017

Monthly PSR per Average WSE
($dollars)

$136
$122
Q1 2018
Q1 2017

Q1 2018 - Q1 2017 PSR Change

(4)%
5%
6%
7%
Volume
Vertical Mix
Rate
Total

Q1 2018 - Q1 2017 Commentary

In the first quarter of 2018, our PSR increased 7% from $120 million in 2017 to $129 million primarily due to rate increases, as well as the effects of Accounting Standards Codification Topic 606 (ASC Topic 606). Our reduction in Average WSEs was offset by a 5% change in mix towards higher priced vertical products and also includes additional revenues from the timing of our payroll sensitive service fees during the first quarter of 2018 when compared to the first quarter of 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues (ISR)
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
ISR represented 85% of total revenues and increased 7% in the first quarter of 2018 as compared to the first quarter of 2017.

ISR
($millions)

$732
$688
Q1 2018
Q1 2017

Monthly ISR per Average WSE
($dollars)

$776
$699
Q1 2018
Q1 2017

Q1 2018 - Q1 2017 ISR Change

4%
7%
7%
(4)%
Volume
Participation Mix
Rate
Total

Q1 2018 - Q1 2017 Commentary

The 7% growth in ISR during the first quarter of 2018, from $688 million in 2017 to $732 million in 2018, was primarily attributable to a 7% increase in health plan participation combined with a 4% increase in insurance service fees per plan participant, partially offset by the reduction in Average WSEs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in loss reserves related to our workers' compensation and health benefit insurance.
Insurance costs as a percentage of ISR of 88% in the first quarter of 2018 were comparable to 89% in the first quarter of 2017.

Insurance Costs
($millions)
$641
$609
Q1 2018
Q1 2017

Monthly Insurance Costs per
Average WSE ($dollars)
$679
$619
Q1 2018
Q1 2017

Q1 2018 - Q1 2017 Insurance Costs Change

2%
5%
7%
(4)%
Volume
Participation
Mix
Rate
Total

Q1 2018 - Q1 2017 Insurance Costs Change

Insurance costs increased 5% in 2018, from $609 million to $641 million, as a result of a 7% increase in health plan participation and a 2% increase in insurance costs per participant, partially offset by a decrease in Average WSEs.

Insurance costs includes favorable prior year development of $7 million in our workers' compensation costs due to lower than expected severity of reported claims associated with office and non-office WSEs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses (OOE)
Other operating expenses includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), and systems development and programming (SD&P) expenses.
We manage our other operating expenses and allocate resources across different business functions based on OOE as a percentage of Net Service Revenues which decreased to 64% in the first quarter of 2018 from 71% in the same period in 2017.
At March 31, 2018, we had approximately 2,700 corporate employees in 49 offices across the United States. Our corporate employees' compensation related expenses represent the majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, stock-based compensation, bonuses, commissions and other payroll and benefits related costs.
The percentage of compensation related expenses to OOE is 69% and 64% in the first quarter of 2018 and 2017, respectively. This increase is due to decreased non-compensation related costs associated with compliance initiatives and internal control remediation efforts.
We expect our OOE to increase in the foreseeable future due to expected growth, our continued strategy to develop new vertical products, continued platform integrations, and additional costs associated with our continued efforts to improve our systems, processes, and internal controls. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Q1 2018 - Q1 2017 Commentary
Other operating expenses in the first quarter of 2018 remained consistent with the same period in 2017. Specific costs varied as follows:

•	Total compensation costs increased $7 million, or 7%, primarily due to a:

▪	$16 million increase associated with the following functions:

▪	client services and information technology to support the growth and migration of clients to our common TriNet platform,

▪	risk service to strengthen our insurance business, and

▪	other support functions as a result of increased operational and compliance requirements,

▪
partially offset by a decrease of $9 million in commission expense with the adoption of ASC Topic 606 in the first quarter of 2018. Refer to Note 1 in Item 1 of this Form 10-Q for additional details surrounding the impact of this adoption.

•	Consulting expenses decreased $3 million primarily due to increased capitalization of costs related to our enhanced product offerings.

•	Other expenses decreased $6 million primarily due to the timing of compliance costs.

Other Income (Expense)
Other income (expense), consists primarily of interest expense under our credit facility offset by interest and dividend from income from investments.
We may seek to amend our credit facility when appropriate and if available terms become more favorable, although we can provide no assurances that we will be able to do so. We may also seek additional debt capital to fund acquisitions, accelerate the payment of principal on outstanding debt, or for other business purposes. As such, our interest expense may fluctuate as a percentage of our total revenues from period to period depending on the timing of those borrowing and or repayment activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Income Taxes
Our effective income tax rate was 20% and 36% for the first quarter of 2018 and 2017, respectively. The decrease was primarily attributable to a reduction of the federal corporate income tax rate from 35% to 21% on January 1, 2018 under the Tax Cuts and Jobs Act (TCJA). The decrease is also attributable to charges for uncertain income tax positions arising from state tax exposures recorded in the same period in 2017. The remaining impacts consisted of tax benefits recognized from excess tax benefits related to stock-based compensation and an increase in excludable income for state income tax purposes.
Liquidity and Capital Resources
Liquidity
We report our liquidity separately between assets and liabilities that are WSE-related and our corporate assets and liabilities. We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our clients, creditors and debt holders. Our liquid assets are as follows:

	March 31, 2018			December 31, 2017
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets
WSE-related assets	$—	$368	$368	$—	$360	$360
Cash and cash equivalents	330	—	330	336	—	336
Restricted cash, cash equivalents and investments	15	684	699	15	1,265	1,280
All other current assets	22	—	22	15	—	15
Current assets	$367	$1,052	$1,419	$366	$1,625	$1,991

Current liabilities
WSE-related liabilities	$—	$1,052	$1,052	$—	$1,618	$1,618
All other current liabilities	120	—	120	139	—	139
Current liabilities	$120	$1,052	$1,172	$139	$1,618	$1,757

Working capital	$247	$—	$247	$227	$7	$234
Working capital for WSE-related assets and liabilities
We present our WSE-related assets and liabilities separately from our corporate assets and liabilities on our condensed consolidated balance sheets to better distinguish those assets and liabilities held by us to cover WSE-related obligations. WSE-related assets and liabilities primarily consist of current assets and current liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored insurance programs, and other benefit programs.
We designate funds to ensure that we have adequate current assets to satisfy our current WSE-related obligations.
We manage our WSE payroll and benefits obligations through collecting payment from our clients which generally occurs two to three days in advance of the client's payroll date. We regularly review our short-term WSE-related obligations (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as payroll funds collected (PFC). PFC is included in current assets as restricted cash, cash equivalents and investments in our condensed consolidated financial statements.
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining collateral funds in restricted cash, cash equivalents and investments. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust the balance when facts and circumstances change. We regularly review our collateral balances with our insurance carriers, and anticipate funding further collateral based upon our capital requirements. We classify our restricted cash, cash equivalents and investments as current and non-current assets to match against the anticipated payment of claims.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Working capital for corporate purposes
We use the remaining available cash and cash equivalents and cash from operations to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Corporate working capital as of March 31, 2018 increased by $20 million from December 31, 2017, largely driven by the timing of payments to corporate obligations, including employee compensation, and the impact from our adoption of ASC Topic 606. Refer to Note 1 in Item 1 in this Form 10-Q for details.
Capital Resources
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing corporate cash flows from operations, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities under our shelf registration statement on file with the SEC.
We also have available a $75 million revolving credit facility. The total unused portion of the revolving credit facility was $60 million as of March 31, 2018.
Cash Flows

In January 2018, we adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which significantly impacted our net cash provided by (used in) operating activities as changes in our restricted cash and cash equivalents balances are no longer included within operating cash activities. For more information about the effects of our adoption of Topic 230, refer to Note 1 in Item 1 in this Form 10-Q.
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2018			2017
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities (1)	$45	$(581)	$(536)	$76	$(237)	$(161)
Investing activities	2	—	2	(7)	—	(7)
Financing activities	(19)	—	(19)	(37)	—	(37)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$28	$(581)	$(553)	$32	$(237)	$(205)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	476	1,262	1,738	278	955	1,233
End of period	$504	$681	$1,185	$310	$718	$1,028

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(6)	$—	$(6)	$32	$—	$32
Restricted	$34	$(581)	$(547)	$—	$(237)	$(237)

(1)	Prior year balances were retrospectively adjusted for Accounting Standards Update (ASU) 2016-18. Refer to Note 1 in Item 1 of this Form 10-Q for details.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Activities
Components of net cash used in operating activities are as follows:

	Three Months Ended March 31,
(in millions)	2018			2017
	Corporate	WSE	Total	Corporate	WSE	Total
Net income	$54	$—	$54	$29	$—	$29
Depreciation and amortization	10	—	10	8	—	8
Stock-based compensation expense	9	—	9	6	—	6
Payment of interest	(4)	—	(4)	(4)	—	(4)
Income tax (payments) refunds, net	—	—	—	1	—	1
Changes in other operating assets	(2)	(15)	(17)	14	5	19
Changes in other operating liabilities	(22)	(566)	(588)	22	(242)	(220)
Net cash provided by (used in) operating activities (1)	$45	$(581)	$(536)	$76	$(237)	$(161)

(1)	Prior year balances were retrospectively adjusted for Accounting Standards Update (ASU) 2016-18. Refer to Note 1 in Item 1 of this Form 10-Q for details.

Net cash used in operating activities from WSE-related activities was primarily driven by the timing of client payments, payroll amounts, collateral funding and insurance claim activities. Cash used in operating activities for WSE purposes increased by $344 million during the first quarter of 2018 and was primarily driven by payments of payroll taxes and related liabilities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our WSE-related obligations through restricted cash.

Cash provided by corporate operating activities decreased $31 million in the first quarter of 2018 compared to the same period in 2017 and was driven by the timing of payments related to vendors and employee compensation. The overall decrease was partially offset by an 88% increase in our net income.

We expect our tax payments to increase in 2018 due to our inability to defer taxes as a result of new restrictions in the TCJA.
Investing Activities
Net cash used in investing activities in the first quarter of 2018 and 2017 primarily consisted of cash paid for capital expenditures, partially offset by proceeds from the maturity of restricted investments.

	Three Months Ended March 31,
(in millions)	2018	2017
Capital expenditures:
Software and hardware	$6	$6
Office furniture, equipment and leasehold improvements	6	5
Cash used in capital expenditures	$12	$11

Investments:
Proceeds from maturity of restricted investments	14	4
Cash provided by investments	$14	$4

During the first quarters of 2018 and 2017, we continued to make investments in software and hardware, enhanced existing products and platforms, and implemented legacy platform migrations. We also incurred expenses related to the build out of our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We primarily invest funds held as collateral to satisfy our long-term obligation towards the workers' compensation liabilities in U.S. long-term treasuries. Such investments are classified as available for sale investments and included as restricted cash, cash equivalents and investments in the balance sheet. We review the amount of investment and the anticipated holding period regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. As of March 31, 2018, we held approximately $855 million in restricted long-term and short-term accounts.
As of March 31, 2018, we held approximately $1.2 billion in cash, cash equivalents and investments. Refer to Note 2 in Item 1 in this Form 10-Q for a summary of these funds.
Financing Activities
Net cash used in financing activities in the first quarter of 2018 and 2017 consisted primarily of repurchases of our common stock and repayment of debt.
Our board of directors from time to time authorizes stock repurchases of our outstanding common stock primarily to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the first three months of 2018, we repurchased 160,033 shares of our common stock for approximately $8 million. As of March 31, 2018, approximately $129 million remained available for repurchase under all authorizations by our board of directors.
We will seek to amend the current credit facilities as they expire, as needed by the business or if market conditions become more favorable, although we can provide no assurance that we will be able to do so at interest rates or terms that are as or more favorable than the current interest rates or terms.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in Item 7 of our 2017 Form 10-K.
Critical Accounting Policies, Estimates and Judgments
During the three months ended March 31, 2018, we adopted ASC Topic 606. Refer to Note 1 in Item 1 of this Form 10-Q for disclosure of the changes related to this adoption. There have been no additional material changes to our critical accounting policies as discussed in our 2017 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risks from that discussed in Item 7A of our 2017 Form 10-K.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. Additionally, the material weakness did not result in any restatements of our condensed consolidated financial statements or disclosures for any prior period.
Additional Analyses and Procedures and Remediation Plan
We are taking specific steps to remediate the material weakness identified by management and described in greater detail in our 2017 Form 10-K. Although we intend to complete the remediation process with respect to this material weakness as quickly as possible, we cannot at this time estimate how long it will take, and our remediation plan may not prove to be successful.
Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. As noted above, although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. Accordingly, until this weakness is remediated, we plan to perform additional analyses and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share data)	March 31, 2018		December 31, 2017
Assets
Current assets:
Cash and cash equivalents		$330		$336
Restricted cash, cash equivalents and investments		699		1,280
Worksite employee related assets:
Unbilled revenue (net of advance collections of $12 and $12 at March 31, 2018 and December 31, 2017, respectively)	$286		$297
Accounts receivable	8		20
Prepaid insurance premiums and other insurance related receivables	33		26
Other payroll assets	41		17
Worksite employee related assets		368		360
Prepaid expenses and other current assets		22		15
Total current assets		1,419		1,991
Restricted cash, cash equivalents and investments, noncurrent		182		162
Workers' compensation collateral receivable		40		39
Property and equipment, net		74		70
Goodwill and other intangible assets, net		314		315
Other assets		18		16
Total assets		$2,047		$2,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities		$46		$59
Accrued corporate wages		31		40
Notes payable		43		40
Worksite employee related liabilities:
Accrued wages	$284		$289
Client deposits	26		52
Payroll tax liabilities and other payroll withholdings	500		1,034
Health benefits loss reserves (net of prepayments of $30 and $19 at March 31, 2018 and December 31, 2017, respectively)	150		151
Workers' compensation loss reserves (net of collateral paid of $5 and $6 at March 31, 2018 and December 31, 2017, respectively)	67		67
Insurance premiums and other payables	25		25
Worksite employee related liabilities		1,052		1,618
Total current liabilities		1,172		1,757
Notes payable, noncurrent		370		383
Workers' compensation loss reserves (net of collateral paid of $16 and $17 at March 31, 2018 and December 31, 2017, respectively)		162		165
Deferred income taxes		71		68
Other liabilities		10		14
Total liabilities		1,785		2,387
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock ($0.000025 par value per share; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017)		—		—
Common stock and additional paid-in capital ($0.000025 par value per share; 750,000,000 shares authorized; 70,363,251 and 69,818,392 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)		595		583
Accumulated deficit		(332)		(377)
Accumulated other comprehensive loss		(1)		—
Total stockholders’ equity		262		206
Total liabilities and stockholders’ equity		$2,047		$2,593
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2018	2017
Professional service revenues	$129	$120
Insurance service revenues	732	688
Total revenues	861	808
Insurance costs	641	609
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	57	57
Sales and marketing	39	49
General and administrative	31	25
Systems development and programming	13	11
Depreciation	8	6
Amortization of intangible assets	1	1
Total costs and operating expenses	790	758
Operating income	71	50
Other income (expense):
Interest expense, bank fees and other, net	(4)	(5)
Income before provision for income taxes	67	45
Income tax expense	13	16
Net income	$54	$29
Comprehensive income	$54	$29

Net income per share:
Basic	$0.77	$0.42
Diluted	$0.75	$0.41
Weighted average shares:
Basic	70,047,752	68,509,328
Diluted	72,274,821	70,913,970

See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Operating activities
Net income	$54	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	8
Stock-based compensation	9	6
Changes in operating assets and liabilities:
Prepaid income taxes	13	15
Prepaid expenses and other current assets	(9)	2
Workers' compensation collateral receivable	(1)	(3)
Other assets	(2)	—
Accounts payable and other current liabilities	(15)	2
Accrued corporate wages	(9)	10
Workers' compensation loss reserves and other non-current liabilities	(6)	8
Worksite employee related assets	(14)	4
Worksite employee related liabilities	(566)	(242)
Net cash used in operating activities	(536)	(161)
Investing activities
Proceeds from maturity of marketable securities	14	4
Acquisitions of property and equipment	(12)	(11)
Net cash provided by (used in) investing activities	2	(7)
Financing activities
Repurchase of common stock	(8)	(28)
Proceeds from issuance of common stock on exercised options	3	2
Awards effectively repurchased for required employee withholding taxes	(4)	(2)
Repayment of notes payable	(10)	(9)
Net cash used in financing activities	(19)	(37)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	(553)	(205)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,738	1,233
End of period	$1,185	$1,028

Supplemental disclosures of cash flow information
Interest paid	$4	$4
Income taxes paid (refunded), net	—	(1)
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$2
Supplemental schedule of cash and cash equivalents
Net increase (decrease) in unrestricted cash and cash equivalents	$(6)	$32
Net increase (decrease) in restricted cash and cash equivalents	(547)	(237)
See accompanying notes.

FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us), a professional employer organization (PEO) founded in 1988, provides comprehensive human resources (HR) solutions for small to midsize businesses (SMBs) under a co-employment model. These HR solutions include bundled services, such as multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other services. Through the co-employment relationship, we are the employer of record for most administrative and regulatory purposes, including:

•	compensation through wages and salaries,

•	employer payroll-related tax payments,

•	employee payroll-related tax withholdings and payments,

•	employee benefit programs including health and life insurance, and others, and

•	workers' compensation coverage.

Our clients are responsible for the day-to-day job responsibilities of the worksite employees (WSEs).

We operate in one reportable segment. All of our service revenues are generated from external clients. Less than 1% of our revenue is generated outside of the U.S.
Basis of Presentation
These unaudited condensed consolidated financial statements (Financial Statements) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the first quarter of 2018 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
Reclassifications
Certain prior year amounts have been reclassified to conform to current period presentation. These reclassifications include short-term restricted cash, cash equivalents and investments previously classified as WSE-related assets and now presented within restricted cash, cash equivalents and investments. Refer to the accounting policy below for a description of amounts currently included in restricted cash, cash equivalents, and investments.
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

FINANCIAL STATEMENTS

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

Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Codification Topic 606 (ASC Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while the comparative prior period amounts are not restated and continue to be reported in accordance with statements previously accounted for under Accounting Standards Codification Topic 605.
Upon adoption of ASC Topic 606, we recorded a $1 million cumulative effect adjustment to opening retained earnings as of January 1, 2018. Impacts from adoption of the new standard on our revenue recognition include:

•	Our annual service contracts with our clients that are cancellable with 30 days' notice are initially considered 30-day contracts under the new standard;

•	Professional service revenues are recognized on an output basis which results in recognition at the time payroll is processed;

•	Our non-refundable set up fees are no longer deferred but accounted for as part of our transaction price and are allocated among professional service revenues and insurance services revenues; and

•	The majority of sales commissions related to onboarding new clients that were previously expensed are capitalized as contract assets and amortized over the estimated customer life.

Accounting Policies under ASC Topic 606 and Nature of Services
Revenues are recognized when control of the promised services are transferred to our clients, in an amount that reflects the consideration that we expect to receive in exchange for services. We generate all of our revenue from contracts with customers. We disaggregate revenues by professional services revenues and insurance services revenues as reported on the condensed consolidated statements of operations and comprehensive income. Generally, both the client and the Company may terminate the contract without penalty by providing a 30-day notice.
Performance Obligations
At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each distinct promise to transfer to the customer a service or bundle of services. We determined that the following distinct services represent separate performance obligations:

•	Payroll and payroll tax processing,

•	Health benefits services, and

•	Workers’ compensation services.
Payroll and payroll tax processing performance obligations include services to process payroll and payroll tax-related transactions on behalf of our clients. Revenues associated with this performance obligation are reported as professional service revenues and recognized using an output method in which the control of the promised services is considered transferred when a client's payroll is processed by us and its WSEs are paid. Professional service revenues are stated net of the gross payroll and payroll tax amounts funded by our clients. Although we assume the responsibilities to process and remit the payroll and payroll related obligations, we do not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, we are considered the agent in this arrangement for revenue recognition purposes.

FINANCIAL STATEMENTS

Health benefits and workers' compensation services include performance obligations to provide TriNet-sponsored health benefits and workers' compensation insurance coverage through insurance policies provided by third-party insurance carriers. Revenues associated with these performance obligations are reported as insurance services revenues and are recognized using the output method over the period of time that the client and WSEs are covered under TriNet-sponsored insurance policies.
As we control the selection of health benefits and workers' compensation coverage made available, insurance services revenues are reported gross since we are considered the principal in this arrangement for revenue recognition purposes. See Item 8 Note 1 in our Form 10-K for further discussion on our accounting policy for insurance costs.
We generally charge new customers a nominal upfront non-refundable fee to recover our costs to set up the client on our TriNet platform for payroll processing and other administrative services, such as benefit enrollments. These fees are accounted for as part of our transaction price and are allocated among the performance obligations based on their relative standalone selling price.
Variable Consideration and Pricing Allocation
Our contracts with customers generally do not include any variable consideration. However, from time to time, we may offer incentive credits to our clients considered to be variable consideration including incentive credits issued related to contract renewals. Incentive credits are recorded as a reduction to revenue as part of the transaction price at contract inception when there is a basis to reasonably estimate the amount of the incentive credit and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. These incentive credits are allocated among the performance obligations based on their relative standalone selling price.
We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The transaction price for payroll and payroll tax processing performance obligations are determined upon establishment of the contract that contains the final terms of the sale, including the description and price of each service purchased. The estimated service fee is calculated based on observable inputs and include the following key assumptions: target profit margin, pricing strategies including the mix of services purchased and competitive factors, and customer and industry specifics.
The transaction price for health benefits insurance and worker’s compensation insurance performance obligations is determined during the new client on-boarding and enrollment processes based on the types of benefits coverage the clients and WSEs have elected and the applicable risk profile of the client. We estimate our service fees based on actuarial specialists' forecasts of our expected insurance premiums and claim costs, and our proprietary model to develop an amount to cover our costs to administer these programs.
We require our clients to prefund payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. Under the provision of our contracts with customers, we generally will process the payment of a client’s payroll only when the client successfully funds the amount required. Certain contracts to provide payroll and payroll tax processing services permit the client to pay certain payroll tax components ratably over a 12-month period rather than as payroll tax is determined on wages paid, which may be considered a significant financing arrangement under ASC Topic 606. However, as the period between our performing the service under the contract and when the client pays for the service is less than one year, we have elected as a practical expedient, not to adjust the transaction price.
Unbilled Revenue

We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll taxes liabilities are accrued wages in WSE related liabilities. The associated receivables, including estimated insurance services revenues, offset by advance collections from clients, are recorded as unbilled revenues in WSE-related assets.

FINANCIAL STATEMENTS

Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new customers onboarded as we expect to recover these costs through future service fees. Such assets will be amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, such commission will be capitalized and amortized over the estimated average client tenure. If the commission for both initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. When the amortization period is less than one year, we apply practical expedient to expense sales commissions in sales and marketing expenses in the period incurred. We capitalized $9 million and amortized less than $1 million of the deferred commission during the first quarter 2018.
Certain commission plans will pay a commission on estimated professional service revenues over the first 12 months of the contract with customers. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization.
We do not have material contract assets and contract liabilities as of March 31, 2018. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting unfunded payroll is recognized as accounts receivable on the accompanying consolidated balance sheets. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits.

Restricted Cash, Cash Equivalents and Investments
Restricted cash and cash equivalents presented on our condensed consolidated balance sheets include:

•	corporate cash and cash equivalents in trust accounts functioning as security deposits for our insurance carriers,

•
payroll funds collected represents cash collected in advance from clients which we designate as restricted for the purpose of funding WSE payroll and payroll taxes and other payroll related liabilities, and

•
amounts held in trust for current and future premium and claim obligations with our insurance carriers, which amounts are held in trust according to the terms of the relevant insurance policies and by the local insurance regulations of the jurisdictions in which the policies are in force.

Recent Accounting Pronouncements
Recently adopted accounting guidance
Revenue Recognition - In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue for the transfer of promised goods or services to customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized.
We have adopted the new standard effective January 1, 2018 using the modified retrospective method. For further discussion of our adoption of ASC Topic 606, including our operating results under the new standard, see Revenue Recognition section above.

FINANCIAL STATEMENTS

The impact from the adoption of ASC Topic 606 to our condensed consolidated income statements and balance sheets is as follows:

(in millions)	As of and for the Three Months Ended March 31, 2018	Balance Using Previous Standard	Increase (Decrease)
Income statement
Revenue
Professional service revenues	$129	$126	$3
Total revenues	861	858	3
Expense
Sales and marketing expense
Commissions expense	4	13	(9)
Total expense	790	799	(9)
Income before provision for income taxes	67	56	11
Income tax expense	13	11	2
Net income	54	45	9
Basic earnings per share	0.77	0.64	0.13
Diluted earnings per share	0.75	0.62	0.13

Balance sheet
Assets
Unbilled revenue (net of advance collections)	$286	$291	$(5)
Prepaid expenses and other current assets	22	14	8
Other assets	18	14	4
Liabilities
Accounts payable and other current liabilities	46	47	(1)
Other liabilities	10	12	(2)
Equity
Retained earnings	(332)	(342)	10
Statement of Cash Flows - In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories are no longer be presented in the Statement of Cash Flows. We adopted ASU 2016-18 on January 1, 2018 using the retrospective method.
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

The amendment is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018. We currently anticipate adoption of the new standard effective January 1, 2019.

We anticipate this standard will have a material impact on our condensed consolidated financial statements. While we continue to assess all potential impacts of the standard, we anticipate that there will be a material increase to assets and lease liabilities for existing property leases representing our nationwide office locations not already included on our condensed consolidated balance sheets.

FINANCIAL STATEMENTS

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Under the terms of the agreements with certain of our workers' compensation and health benefit insurance carriers, we are required to maintain collateral in trust accounts for the benefit of specified insurance carriers and to reimburse the carriers’ claim payments within our deductible layer. We invest a portion of the collateral amounts in marketable securities. We report the current portion of these trust accounts as restricted cash and cash equivalents in WSE-related assets, and the long-term portion as restricted cash, cash equivalents and investments on the consolidated balance sheets.
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls and other WSE-related liabilities.
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2018				December 31, 2017
(in millions)	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available for sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$330	$—	$—	$330	$336	$—	$—	$336
Restricted cash, cash equivalents and investments
Insurance carriers security deposits	15	—	—	15	15	—	—	15
Payroll funds collected	523	—	—	523	1,095	—	—	1,095
Collateral for health benefits claims	71	—	—	71	69	—	—	69
Collateral for workers' compensation claims	87	1	—	88	98	1	—	99
Collateral to secure standby letter of credit	—	—	2	2	—	—	2	2
Total restricted cash, cash equivalents and investments	696	1	2	699	1,277	1	2	1,280
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	159	23	—	182	125	37	—	162
Total	$1,185	$24	$2	$1,211	$1,738	$38	$2	$1,778
The amortized cost, gross unrealized gains, gross unrealized losses, fair values, and related maturities of securities available for sale as of March 31, 2018 and December 31, 2017 are presented below:

(in millions)	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. treasuries	1-5 years	$23	$—	$—	$23
Exchange traded fund	N/A	1	—	—	1
Total		$24	$—	$—	$24

December 31, 2017
U.S. treasuries	1-5 years	$37	$—	$—	$37
Exchange traded fund	N/A	1	—	—	1
Total		$38	$—	$—	$38
There were immaterial realized gains or losses for the three months ended March 31, 2018 and 2017. The fair value of our U.S. Treasury securities in an unrealized loss position represented 89% and 78% of the total fair value of all U.S. Treasury securities as of March 31, 2018 and December 31, 2017, respectively.

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

FINANCIAL STATEMENTS

NOTE 3. WORKERS' COMPENSATION LOSS RESERVES
The following table summarizes the workers’ compensation loss reserve activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions)	2018	2017
Total loss reserves, beginning of period	$255	$255
Incurred
Current year	20	27
Prior years	(7)	1
Total incurred	13	28
Paid
Current year	—	—
Prior years	(18)	(22)
Total paid	(18)	(22)
Total loss reserves, end of period	$250	$261
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2018	December 31, 2017
Total loss reserves, end of period	$250	$255
Collateral paid to carriers and offset against loss reserves	(21)	(23)
Total loss reserves, net of carrier collateral offset	$229	$232

Payable in less than 1 year (net of collateral paid to carriers of $5 and $6 at March 31, 2018 and December 31, 2017, respectively)	$67	$67
Payable in more than 1 year (net of collateral paid to carriers of $16 and $17 at March 31, 2018 and December 31, 2017, respectively)	162	165
Total loss reserves, net of carrier collateral offset	$229	$232
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2018, the favorable development was primarily due to lower than expected severity of reported claims associated with office and non-office worker WSEs in recent accident years.
As of March 31, 2018 and December 31, 2017, we had $61 million and $63 million, respectively, of collateral held by insurance carriers of which $21 million and $23 million, respectively, was offset against workers' compensation loss reserves as the agreements permit and are net settled of insurance obligations against collateral held. Collateral paid to each carrier for a policy year in excess of our loss reserves is recorded as workers' compensation collateral receivable.

FINANCIAL STATEMENTS

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2018 and December 31, 2017.

(in millions)	Level 1	Level 2	Total
March 31, 2018
Restricted cash equivalents:
Money market mutual funds	$224	$—	$224
Commercial paper	20	—	20
Total restricted cash equivalents	244	—	244
Restricted investments:
U.S. Treasuries	23	—	23
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	24	2	26
Total restricted cash equivalents and investments	$268	$2	$270

December 31, 2017
Restricted cash equivalents:
Money market mutual funds	$199	$—	$199
Commercial paper	21	—	21
Total restricted cash equivalents	220	—	220
Restricted investments:
U.S. Treasuries	37	—	37
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	38	2	40
Total restricted cash equivalents and investments	$258	$2	$260

Restricted Cash Equivalents

Our restricted cash equivalents include money market mutual funds and commercial paper. The carrying value of cash equivalents approximate their fair values due to the short-term maturities and are classified as Level 1 in the fair value hierarchy because we use quoted market prices that are readily available in an active market to determine the fair value.
Restricted Investments

Our restricted investments include U.S. Treasuries, an exchange traded fund and a certificate of deposit. The U.S. Treasuries and exchange traded fund are classified as Level 1 securities in the fair value hierarchy as we use active quoted market prices that are readily available in an active market to determine fair value. The certificate of deposit is classified as Level 2 in the fair value hierarchy as we use a market approach that compares the fair values on certificates with similar maturities.

We did not have any Level 3 financial instruments as of March 31, 2018 and December 31, 2017. There were no transfers between levels as of March 31, 2018 and December 31, 2017.

FINANCIAL STATEMENTS

Fair Value of Financial Instruments Disclosures
Notes Payable
The carrying value of our notes payable at March 31, 2018 and December 31, 2017 was $415 million and $425 million, respectively. The estimated fair values of our notes payable at March 31, 2018 and December 31, 2017 were $418 million and $428 million, respectively. These valuations are considered Level 2 in the hierarchy for fair value measurement and are based on quoted market prices.
NOTE 5. STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
Our 2009 Equity Incentive Plan (2009 Plan) provides for the grant of stock awards, including stock options, restricted stock units (time-based and performance-based), restricted stock awards (time-based and performance-based) and other equity awards. The number of shares available for grant under this 2009 Plan as of March 31, 2018 was approximately 11 million.
The following table summarizes stock option activity under our 2009 Plan for the three months ended March 31, 2018:

Number of Shares
Balance at December 31, 2017	1,296,863
Exercised	(206,430)
Forfeited	(4,167)
Balance at March 31, 2018	1,086,266
Exercisable at March 31, 2018	1,011,038
The aggregate intrinsic value of stock options outstanding was $37 million and $41 million as of March 31, 2018 and December 31, 2017, respectively.
In March 2018, the Equity Award Committee of the Compensation Committee granted awards of time-based restricted stock (RSAs) and performance-based restricted stock (PRSAs) to the Company's named executive officers (as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission). A recipient of RSAs owns the underlying shares of common stock upon grant and some of the benefits of ownership, such as voting and dividend rights, but the recipient may not sell those shares and realize any value on a sale, until all time-based and performance-based restrictions have been satisfied or lapsed.
Our RSAs granted in March 2018 are eligible to vest in equal installments on a quarterly basis over four years, subject to continued employment through the applicable vesting dates. The PRSAs are earned based on the extent to which the Company meets or exceeds certain annual growth rate percentages. Our PRSAs granted in March 2018 are designed with a single-year performance period subject to subsequent multi-year vesting requirements. Fifty percent of the shares earned (if any) during performance period (January 1, 2018 to December 31, 2018) will vest on December 31, 2019 and the remaining shares earned (if any) will vest on December 31, 2020.

FINANCIAL STATEMENTS

The following tables summarize restricted stock unit (RSU), performance-based restricted stock unit (PSU), RSA, and PRSA activity under our 2009 Plan for the three months ended March 31, 2018:

	RSUs		PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	2,249,661	$24.83	453,674	$30.72
Granted	548,054	46.97	23,842	47.61
Vested	(286,121)	23.96	(82,066)	33.51
Forfeited	(88,396)	25.51	—	—
Nonvested at March 31, 2018	2,423,198	$29.91	395,450	$30.89

	RSAs		PRSAs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	—	$—	—	$—
Granted	72,991	47.61	169,088	47.61
Nonvested at March 31, 2018	72,991	$47.61	169,088	$47.61
Stock-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Cost of providing services	$2	$2
Sales and marketing	2	1
General and administrative	4	2
Systems development and programming costs	1	1
Total stock-based compensation expense	$9	$6
Income tax benefit related to stock-based compensation expense	$2	$2
Tax benefit realized from stock options exercised and similar awards	$6	$6
Stock Repurchases
The board of directors authorizes repurchases through an ongoing program initiated in May 2014. During the three months ended March 31, 2018, we repurchased 160,033 shares of common stock for approximately $8 million. As of March 31, 2018, approximately $129 million remained available for further repurchases of our common stock under our ongoing stock repurchase program under all authorizations from our board of directors.

FINANCIAL STATEMENTS

NOTE 6. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Net income	$54	$29
Weighted average shares of common stock outstanding	70	69
Basic EPS	$0.77	$0.42

Net income	$54	$29
Weighted average shares of common stock	70	69
Dilutive effect of stock options and restricted stock units	2	2
Weighted average shares of common stock outstanding	72	71
Diluted EPS	$0.75	$0.41

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1
NOTE 7. INCOME TAXES
Our effective income tax rate was 20% and 36% for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily attributable to a reduction of the federal corporate income tax rate from 35% to 21% on January 1, 2018 under the Tax Cuts and Jobs Act (TCJA). The decrease is also attributable to changes to uncertain income tax positions arising from state tax exposures recorded in the same period of 2017. The remaining impacts consisted of tax benefits recognized from excess tax benefits related to stock-based compensation and an increase in excludable income for state income tax purposes.
During the three months ended March 31, 2018, there was a de minimis increase in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2011. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. This issue is being resolved through the litigation process. Currently, we anticipate our recovery of the refund to likely be less than the total amount.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease office facilities, including our headquarters and other facilities, and equipment under non-cancellable operating leases. For detail of these commitments refer to Note 13 in Part II, Item 8 in our 2017 Form 10-K.

Credit Facilities
We maintain a $75 million revolving credit facility which includes capacity for a $40 million letter of credit facility and a $10 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $60 million as of March 31, 2018.

The terms of the credit agreement governing the revolving credit facility require us to maintain certain financial ratios at each quarter end. We were in compliance with these covenants at March 31, 2018.

FINANCIAL STATEMENTS

We also have a $5 million line of credit facility to secure standby letters of credit related to our workers' compensation obligations. At March 31, 2018, the total unused portion of the credit facility was $3 million.
Standby Letters of Credit
We have two standby letters of credit totaling $18 million provided as collateral for our workers’ compensation obligations. At March 31, 2018, the facilities were not drawn down.
Contingencies
In August 2015, Howard Welgus, a purported stockholder. filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc. et. al., under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The complaint was later amended in April 2016 and again in March 2017. On December 19, 2017, the district court granted TriNet’s motion to dismiss the amended complaint in its entirety, without leave to amend. Plaintiff filed a notice of appeal of the district court’s order on January 17, 2018. Plaintiff-Appellant filed his opening appeal brief before the Ninth Circuit Court of Appeals on April 27, 2018. TriNet intends to file a responsive brief by May 29, 2018. We will defend the appeal of the district court’s decision vigorously as we see no basis for reversal. We are unable to reasonably estimate the possible loss or expense, or range of losses and expenses, if any, arising from this litigation.
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

OTHER INFORMATION

Legal Proceedings
For the information required in this section, refer to Note 8 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2017 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
January 1 - January 31, 2018	2,325	$43.13	—	$136
February 1 - February 28, 2018	73,761	$41.36	—	$136
March 1 - March 31, 2018	195,751	$47.31	160,033	$129
Total	271,837		160,033

(1)	Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.

(2)	We repurchased a total of approximately $8 million of our outstanding common stock during the three months ended March 31, 2018.

As of March 31, 2018, we had approximately $129 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases and dividends are subject to certain restrictions under the terms of our credit facility. For more information about our credit facility and our stock repurchases, refer to Notes 8 and 9 in Part II, Item 8 of our 2017 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.
Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.					X
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.					X
10.3*	Form of Restricted Stock Award Agreement and Restricted Stock Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.					X
10.4*	Form of Performance-Based Restricted Stock Award Agreement and Performance-Based Restricted Stock Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.					X
10.5*	TriNet Group, Inc. Amended and Restated Executive Severance Benefit Plan					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRINET GROUP, INC.

Date: April 30, 2018	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: April 30, 2018	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: April 30, 2018	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer