Form 10-Q
period 2018-06-30
TRINET GROUP INC
filed 2018-07-30
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 23, 2018 was 70,550,657.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2018

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
Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on February 27, 2018 (2017 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) in Item 7 of our 2017 Form 10-K, as well as in our other periodic filings with the SEC. Those factors could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this Form 10-Q, and any forward-looking statements made by us in this Form 10-Q speak only as of the date of this Form 10-Q. We undertake no obligation to revise or update any of the information provided in this Form 10-Q, except as required by law.
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
Significant Developments in 2018

Our consolidated results for the six months ended June 30, 2018 reflect continued progress in our industry-oriented (vertical) products and our insurance service offerings, combined with higher WSE enrollment growth within our insurance offerings.
We experienced a decline in Average WSEs (defined as average monthly WSE's paid during the period) for the six months ended June 30, 2018 as compared to the first six months of 2017 primarily due to the migration of clients from our legacy (SOI) platform onto our common TriNet platform. The decline in Average WSEs from our platform migration was partially offset by new customer growth across all of our core verticals and growth within our installed base.
In summary we:

•	Completed the migration of existing clients from the SOI platform onto our common TriNet platform, which will allow all our clients to benefit from our investment in platform and product improvements,

•	Launched TriNet Professional Services, our sixth vertical product, which addresses the HR needs of professional service firms such as consulting, advertising, and other expertise-driven companies.

•	Improved the financial performance of our vertical products by adding new clients with better sales representative retention.

•	Commenced with investment of corporate funds to generate interest income.

•	Refinanced term loans maturing July 2019 with a new $425 million term loan and secured a $250 million revolving credit facility.

•
Continued to benefit from changes executed in October 2017 for one of our health insurance carriers, where we converted an insurance carrier contract from a guaranteed-cost to risk-based insurance plan,

•	Continued to invest in improving our internal control environment to support our ongoing compliance with the requirements of Sarbanes-Oxley Act of 2002 (SOX), and

•	A TriNet subsidiary received a Certified Professional Employer Organization designation on July 1, 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
Q2 2018
During the second quarter of 2018, we:

•	Served approximately 16,000 clients and co-employed Average WSEs of approximately 314,000, a 3% decrease in Average WSEs compared to the same period in 2017 and

•	Processed approximately $8.4 billion in payroll and payroll tax payments for our clients, an increase of 5% over the same period in 2017.

Our financial highlights for the second quarter of 2018, compared to the same period in 2017, include:

•	Total revenues increased 6% to $850 million and Net Service Revenues increased 10% to $220 million,

•	Operating income increased 34% to $76 million,

•	Our effective income tax rate decreased to 19%,

•	Net income increased 45% to $58 million, or $0.80 per diluted share and Adjusted Net Income increased 73% to $63 million, and

•	Adjusted EBITDA increased 36% to $99 million.

YTD 2018
During the first half of 2018, we:

•	Co-employed Average WSEs of approximately 314,000, a 4% decrease in Average WSEs compared to the same period in 2017 and

•	Processed approximately $18.7 billion in payroll and payroll tax payments for our clients, an increase of 5% over the same period in 2017.

Our financial highlights for the first half of 2018, compared to the same period in 2017, include:

•	Total revenues increased 6% to $1.7 billion and Net Service Revenues increased 10% to $440 million,

•	Operating income increased 38% to $147 million,

•	Our effective income tax rate decreased to 19%,

•	Net income increased 63% to $112 million, or $1.55 per diluted share and Adjusted Net Income increased 78% to $121 million, and

•	Adjusted EBITDA increased 40% to $190 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share and WSE data)	2018	2017	% Change	2018	2017	% Change
Income Statement Data:
Total revenues	$850	$801	6%	$1,711	$1,608	6%
Operating income	76	57	34	147	106	38
Net income	58	40	45	112	69	63
Diluted net income per share of common stock	0.80	0.56	43	1.55	0.97	60
Non-GAAP measures (1):
Net Service Revenues	220	201	10	440	400	10
Net Insurance Service Revenues	105	92	14	196	171	15
Adjusted EBITDA	99	72	36	190	137	40
Adjusted Net Income	63	37	73	121	68	78

Operating Metrics:
Total WSEs payroll and payroll taxes processed	$8,371	$7,958	5%	$18,690	$17,774	5%
Average WSEs	313,845	324,194	(3)	314,203	325,999	(4)

(1)	Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

	Six Months Ended June 30,		%
(in millions, except operating metrics data)	2018	2017	Change
Operating Metrics:
Total WSEs at period end	318,921	329,095	(3)%
Cash Flow Data:
Net cash used in operating activities (1)	$(543)	$(204)	167
Net cash used in investing activities	(166)	(9)	1,682
Net cash used in financing activities	(36)	(45)	(22)

(1)	Prior year balance has been retrospectively adjusted for Accounting Standards Update (ASU) 2016-18.

(in millions)	June 30, 2018	December 31, 2017	% Change
Balance Sheet Data:
Cash and cash equivalents	$202	$336	(40)%
Working capital	188	234	(20)
Total assets	2,015	2,593	(22)
Notes and capital leases payable	423	423	—
Total liabilities	1,706	2,387	(29)
Total stockholders’ equity	309	206	50

Non-GAAP Financial Measures
In addition to financial measures presented in accordance with GAAP, we monitor other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources, and to use as performance measures in our executive compensation plan. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business.
The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation from, superior to, or as a substitute, for the directly comparable financial measures prepared in accordance with GAAP.

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
• We also sometimes refer to Net Insurance Service Margin, which is the ratio of Net Insurance Revenue to Insurance Service Revenue.

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
• We also sometimes refer to Adjusted EBITDA margin, which is the ratio of Adjusted EBITDA to Net Service Revenue.

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

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total revenues	$850	$801	$1,711	$1,608
Less: Insurance costs	630	600	1,271	1,208
Net Service Revenues	$220	$201	$440	$400
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Insurance service revenues	$735	$692	$1,467	$1,379
Less: Insurance costs	630	600	1,271	1,208
Net Insurance Service Revenues	$105	$92	$196	$171
Net Insurance Service Revenue Margin	14%	13%	13%	12%
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$58	$40	$112	$69
Provision for income taxes	14	12	27	28
Stock-based compensation	10	8	19	14
Interest expense and bank fees	7	5	13	10
Depreciation	8	6	16	13
Amortization of intangible assets	2	1	3	3
Adjusted EBITDA	$99	$72	$190	$137
Adjusted EBITDA Margin	45%	36%	43%	34%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$58	40	$112	69
Effective income tax rate adjustment	(6)	(9)	(10)	(11)
Stock-based compensation	10	8	19	14
Amortization of intangible assets	2	1	3	3
Non-cash interest expense	3	1	4	1
Income tax impact of pre-tax adjustments	(4)	(4)	(7)	(8)
Adjusted Net Income	$63	$37	$121	$68

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs decreased 3% in the second quarter of 2018 and decreased 4% in the first half of 2018, compared to the same periods in 2017. The declines in the Average WSE during the second quarter and first half of 2018 compared to the same periods in 2017 were the result of attrition, including attrition from migrating certain of our clients to our common platform, partially offset by WSE growth due to new sales and strong hirings within our installed base.
Total WSE, defined as WSEs paid at period end, comparisons have served as an indicator of our success in growing our business and retaining clients. Anticipated revenues for future periods can diverge from Total WSEs due to pricing differences across our HR solutions and insurance service offerings and the degree to which clients and WSEs elect to participate in our solutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues and Income

Our revenues consist of professional service revenues (PSR) and insurance service revenues (ISR). PSR represent fees charged to clients for processing payroll-related transactions on behalf of our clients, access to our HR expertise, employment and benefit law compliance services and other HR-related services. ISR consist of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
In addition to focusing on growing our Average WSE and Total WSE counts, we also focus on pricing strategies and product differentiation to expand our revenue opportunities. Monthly total revenues per Average WSE, as a measure to monitor the success of such strategies, increased 10% in both the second quarter of 2018 and first half of 2018 compared to the same periods in 2017.
Q2 2018 - Q2 2017 Commentary
Total revenues were $850 million for the second quarter of 2018, a 6% increase compared to the same period in 2017.

•	ISR increased 6% compared to the same quarter in 2017 to $735 million due primarily to increased participation in our health plans, partially offset by a decline in Average WSEs.

•	PSR increased 6% compared to the same quarter in 2017 to $115 million due primarily to rate increases.
Operating income was $76 million in the second quarter of 2018, up 34% from the second quarter of 2017, primarily due to improvement in our ISR as noted above, partially offset by an increase insurance costs.
YTD 2018 - YTD 2017 Commentary
Total revenues were $1.7 billion for the first half of 2018, a 6% increase compared to the same period in 2017.

•	ISR increased 6% compared to the same period in 2017 to $1.5 billion due primarily to increased participation in our health plans, partially offset by a decline in Average WSEs.

•	PSR increased 7% compared to the same period in 2017 to $244 million due primarily to a change in mix towards higher priced vertical products.
Operating income was $147 million, in the first half of 2018, up 38% from the first half of 2017, primarily due to improvement in our insurance service revenues as noted above, partially offset by an increase in insurance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
Net Service Revenues (total revenues less insurance costs) provide a comparable basis of revenues on a net basis, act as the basis to allocate resources to different functions, and help us evaluate the effectiveness of our business strategies by each business function.
Q2 2018 - Q2 2017 Commentary
Net Service Revenues were $220 million for the second quarter of 2018, representing a 10% increase from the same period in 2017. This increase is primarily due to an increase in Net Insurance Service Revenues due to changes in the composition of our enrolled WSEs within our insurance offerings (ISR mix) partially offset by health plan participation costs (insurance cost mix). Additionally, Monthly Net Service Revenues per Average WSE increased over the same period in 2017.
YTD 2018 - YTD 2017 Commentary
Net Service Revenues were $440 million for the first half of 2018, representing a 10% increase from the same period in 2017. This increase is primarily due to an increase in Net Insurance Service Revenues due to changes in the composition of our enrolled WSEs within our insurance offerings (ISR mix) partially offset by health plan participation costs (insurance cost mix). Additionally, Monthly Net Service Revenues per Average WSE increased over the same period in 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Professional Service Revenues (PSR)
Our clients are billed either based on a fee per WSE per month per transaction or on a percentage of the WSEs’ payroll. For those clients that are billed on a percentage of WSEs' payroll, as our clients' payrolls increase, our fees also increase. As such, payroll and payroll taxes processed may also be an indicator of our PSR growth.
Our investment in a vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices. We believe that this vertical approach will improve our ability to retain our customers, and potentially reduce the value of using WSEs as the only leading indicator of future revenue performance.
We present the percentage changes in PSR using the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage changes in prices for each vertical, and

•	Mix - the change in composition of Average WSEs within our verticals.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues (ISR)
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We present the percentage changes in ISR using the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage changes in prices associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in loss reserves related to contractual obligations with our workers' compensation and health benefit carriers.
We present the percentage changes in insurance costs using the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage changes in cost trend associated with our each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance offerings.
Insurance costs as a percentage of ISR was 86% in the second quarter of 2018, consistent with the second quarter of 2017 and 87% in the first half of 2018 compared to 88% in the same period of 2017.

Q2 2018 - Q2 2017 Insurance Costs Change

3%
5%
5%
(3)%
Volume
Mix
Rate
Total

Q2 2018 - Q2 2017 Commentary

Insurance costs increased approximately 5% during the second quarter of 2018 to $630 million compared to the same period in 2017, as a result of a 5% increase in health plan participation.

Insurance cost rates increased as a result of medical cost trend increases, offset by the benefit of administrative cost savings and also includes a favorable prior year development of $6 million in our workers' compensation costs due to lower than expected frequency of reported claims.

YTD 2018 - YTD 2017 Insurance Costs Change

4%
5%
5%
(4)%
Volume
Mix
Rate
Total

YTD 2018 - YTD 2017 Commentary

Insurance costs increased approximately 5% during the first half of 2018 to $1.3 billion compared to the same period in 2017, as a result of a 5% increase in health plan participation and a 4% increase in insurance costs per participant, partially offset by a decrease in Average WSEs.

Insurance cost rates increased as a result of medical cost trend increases, partially offset by the benefit of administrative cost savings and also includes favorable prior year development of $13 million in our workers' compensation costs due to lower than expected frequency of reported claims.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses (OOE)
Other operating expenses includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), and systems development and programming (SD&P) expenses. Other operating expenses excludes depreciation and amortization expenses.
We manage and monitor our other operating expenses and allocate resources across different business functions based on OOE as a percentage of Net Service Revenues which decreased to 61% in the second quarter of 2018 from 68% in the same period in 2017 and decreased to 62% in the first half of 2018 from 70% in the same period in 2017.
At June 30, 2018, we had approximately 2,800 corporate employees in 48 offices across the United States. Our corporate employees' compensation related expenses represent the majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, stock-based compensation, bonuses, commissions and other payroll and benefits related costs.
The percentage of compensation related expenses to OOE was 66% in the second quarter of 2018 and 2017, and increased to 67% in the first half of 2018 from 65% in the first half of 2017. The increase in the first half of the 2018 when compared to the same period in 2017 is due to decreased consulting costs associated with compliance initiatives and internal control remediation efforts.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Q2 2018 - Q2 2017 Commentary
Other operating expenses in the second quarter of 2018 remained consistent with the same period in 2017. Specific costs varied as follows:

•	Total compensation costs decreased $1 million, or 1%, primarily due to a:

▪
decrease of $6 million in commission expense with the adoption of ASC Topic 606 in the first quarter of 2018. Refer to Note 1 in Item 1 of this Form 10-Q for additional details surrounding the impact of this adoption,

▪	partially offset by a $5 million increase driven by increased headcount to support operational and compliance requirements,

•	Consulting expenses decreased $2 million primarily due to a decrease in costs associated with payroll tax compliance initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS

YTD 2018 - YTD 2017 Commentary
Other operating expenses in the first half of 2018 remained consistent with the same period in 2017. Specific costs varied as follows:

•	Total compensation costs increased $4 million, or 2%, primarily due to a:

▪
$19 million increase primarily associated with client services and information technology to support the growth and migration of clients to our common TriNet platform and headcount increase as a result of increased operational and compliance requirements,

▪
partially offset by a decrease of $15 million in commission expense with the adoption of ASC Topic 606 in the first quarter of 2018. Refer to Note 1 in Item 1 of this Form 10-Q for additional details surrounding the impact of this adoption.

•	Consulting expenses decreased $4 million primarily due to a decrease in costs associated with payroll tax compliance initiatives.

•	Other expenses decreased $4 million primarily due to compliance costs (including SOX costs), partially offset by an increase in recruiting.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Income (Expense)
Other income (expense) in the second quarter and the first half of 2018 remained consistent with the same periods in 2017. Specific income (expense) items for the second quarter and first half of 2018 varied as follows:

•	Interest and dividend income increased $3 million primarily due to an increase in yields on our interest-bearing assets.

•	Partially offset by a $2 million increase in interest expense associated with the write-off of debt issuance costs related to the refinancing of our previous term loans.
Provision for Income Taxes
Our effective income tax rate was 19% and 24% for the three months ended June 30, 2018 and 2017, respectively, and 19% and 29% for the six months ended June 30, 2018 and 2017, respectively. The decreases consisted of tax benefits recognized from excess tax benefits related to stock-based compensation, an increase in excludable income for state income tax purposes and a reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Tax Cuts and Jobs Act (TCJA) for the three months and six months ended June 30, 2018, as compared to the same periods in 2017.
Liquidity and Capital Resources
Liquidity
We report our liquidity separately between assets and liabilities that are WSE-related and our corporate assets and liabilities. We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our clients, creditors and debt holders. Our liquid assets are as follows:

	June 30, 2018			December 31, 2017
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets
WSE-related assets	$—	$352	$352	$—	$360	$360
Cash and cash equivalents	202	—	202	336	—	336
Restricted cash, cash equivalents and investments	15	614	629	15	1,265	1,280
All other current assets	66	—	66	15	—	15
Current assets	$283	$966	$1,249	$366	$1,625	$1,991

Current liabilities
WSE-related liabilities	$—	$966	$966	$—	$1,618	$1,618
All other current liabilities	95	—	95	139	—	139
Current liabilities	$95	$966	$1,061	$139	$1,618	$1,757

Working capital	$188	$—	$188	$227	$7	$234
Working capital for WSE-related assets and liabilities
We present our WSE-related assets and liabilities separately from our corporate assets and liabilities on our condensed consolidated balance sheets to better distinguish those assets and liabilities held by us to cover WSE-related obligations. WSE-related assets and liabilities primarily consist of current assets and current liabilities, respectively, resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored insurance programs, and other benefit programs.
We designate funds to ensure that we have adequate current assets to satisfy our current WSE-related obligations. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of the client's payroll date. We regularly review our short-term WSE-related obligations (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as payroll funds collected (PFC). PFC is included in current assets as restricted cash, cash equivalents and investments in our condensed consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We manage our sponsored benefit and workers' compensation insurance obligations by maintaining collateral funds in restricted cash, cash equivalents and investments. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust the balance when facts and circumstances change. We regularly review our collateral balances with our insurance carriers, and anticipate funding further collateral based upon our capital requirements. We classify our restricted cash, cash equivalents and investments as current and noncurrent assets to match against the anticipated payment of claims.
Working capital for corporate purposes
We use the remaining available cash and cash equivalents and cash from operations to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Corporate working capital as of June 30, 2018 decreased by $39 million from December 31, 2017, largely driven by increased investing activity. During the six-months ended June 30, 2018, we invested approximately $162 million of available cash in available-for-sale securities, a majority of which are classified as long-term assets. This decrease is partially offset by the timing of payments for corporate obligations.
Capital Resources
Sources of Funds
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities through our filed shelf registration statement.
In June 2018 we refinanced approximately $415 million of, and repaid in full, our outstanding A and A-2 term loans (together, our 2014 Term Loans) under our previous credit agreement (our 2014 Credit Agreement). Our 2014 Term Loans were replaced with a $425 million term loan A (our 2018 Term Loan) under our new credit agreement (our 2018 Credit Agreement). We also replaced our previous $75 million revolving credit facility established under our 2014 Credit Agreement with a $250 million revolving credit facility under our 2018 Credit Agreement (our 2018 Revolver), which will be used solely for working capital and other general corporate purposes.
Each of our 2018 Term Loan and our 2018 Revolver mature in June 2023 and bear interest, at our option, either at a LIBOR rate, or the prime lending rate, plus an applicable margin subject to change in the future based on our leverage ratio, as set forth in our 2018 Credit Agreement. As of June 30, 2018, $425 million was outstanding under our 2018 Term Loan at and the full amount of our 2018 Revolver, less approximately $16 million representing an undrawn letter of credit, was available.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash Flows

In January 2018, we adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which significantly impacted our net cash provided by (used in) operating activities as changes in our restricted cash and cash equivalents balances are no longer included within operating cash activities.
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2018			2017
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities (1)	$108	$(651)	$(543)	$137	$(341)	$(204)
Investing activities	(166)	—	(166)	(9)	—	(9)
Financing activities	(36)	—	(36)	(45)	—	(45)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(94)	$(651)	$(745)	$83	$(341)	$(258)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$476	$1,262	$1,738	$278	$955	$1,233
End of period	$382	$611	$993	$361	$614	$975

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(134)	$—	$(134)	$50	$—	$50
Restricted	$40	$(651)	$(611)	$33	$(341)	$(308)

(1)	Prior year balances were retrospectively adjusted for Accounting Standards Update (ASU) 2016-18.
Operating Activities
Components of net cash used in operating activities are as follows:

	Six Months Ended June 30,
(in millions)	2018			2017
	Corporate	WSE	Total	Corporate	WSE	Total
Net income	$112	$—	$112	$69	$—	$69
Depreciation and amortization	24	—	24	16	—	16
Stock-based compensation expense	19	—	19	14	—	14
Payment of interest	(8)	—	(8)	(8)	—	(8)
Income tax (payments) refunds, net	(24)	—	(24)	—	—	—
Collateral (paid to) refunded from insurance carriers, net	—	—	—	5	—	5
Changes in other operating assets	(13)	1	(12)	29	42	71
Changes in other operating liabilities	(2)	(652)	(654)	12	(383)	(371)
Net cash provided by (used in) operating activities (1)	$108	$(651)	$(543)	$137	$(341)	$(204)

(1)	Prior year balances were retrospectively adjusted for Accounting Standards Update (ASU) 2016-18.

Net cash used in operating activities from WSE-related activities was primarily driven by the timing of client payments, payroll amounts, collateral funding and insurance claim activities. Cash used in operating activities for WSE purposes increased by $310 million during the six months ended June 30, 2018, compared to the same period in 2017, and was primarily driven by payments of payroll taxes and related liabilities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our WSE-related obligations through restricted cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash provided by corporate operating activities decreased $29 million in the first half of 2018 compared to the same period in 2017 and was driven by the timing of corporate income tax payments as well as payments to vendors. The overall decrease was partially offset by a 63% increase in our net income.

We expect our tax payments to continue to increase in 2018 due to our inability to defer taxes as a result of new restrictions in the TCJA.
Investing Activities
Net cash used in investing activities in the first half of 2018 and 2017, respectively, primarily consisted of purchases of investments partially offset by proceeds from the sale and maturity of restricted investments, and cash paid for capital expenditures.

	Six Months Ended June 30,
(in millions)	2018	2017
Investments:
Purchases of investments	$203	$—
Proceeds from sale of investments	(39)	—
Proceeds from paydowns and maturity of investments	(24)	(11)
Cash used in (provided by) investments	$140	$(11)

Capital expenditures:
Software and hardware	$13	$13
Office furniture, equipment and leasehold improvements	13	7
Cash used in capital expenditures	$26	$20
Investments
During the first half of 2018, we invested a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheet as investments. As of June 30, 2018, we had approximately $162 million in investments.
We also invest funds held as collateral to satisfy our long-term obligation towards the workers' compensation liabilities in U.S. long-term treasuries. These investments are classified on our balance sheet included as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. As of June 30, 2018, we held approximately $808 million of restricted cash, cash equivalents and investments in noncurrent and current accounts, of which approximately $14 million is in U.S. long-term treasuries.
As of June 30, 2018, we held approximately $1.1 billion in cash, cash equivalents and investments. Refer to Note 2 in Item 1 in this Form 10-Q for a summary of these funds.
Capital Expenditures
During the first half of 2018 and 2017, we continued to make investments in software and hardware, enhanced existing products and platforms, and implemented legacy platform migrations. We also incurred expenses related to the build out of our corporate office and our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financing Activities
Net cash used in financing activities in the first half of 2018 and 2017 consisted of our debt and equity related activities.

	Six Months Ended June 30,
(in millions)	2018	2017
Financing activities
Repurchase of common stock, net of issuance	$32	$27
Repayment of borrowings	214	18
Net proceeds from issuance of notes payable	(210)	—
Cash used in financing activities	$36	$45
In the first half of 2018 we refinanced our 2014 Term Loans with our 2018 Term loan as discussed previously. For additional information see Note 7 to our financial statements in this Form 10-Q.
The board of directors authorizes repurchases through an ongoing program initiated in May 2014, primarily to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the six months ended June 30, 2018, we repurchased 594,799 shares of our common stock for approximately $30 million through our stock repurchase program. As of June 30, 2018, approximately $106 million remained available for repurchase under all authorizations by our board of directors.
Covenants
Our 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates. It also contains financial covenants requiring us to maintain certain minimum interest coverage and maximum total leverage ratios, as set forth in our 2018 Credit Agreement. These covenants took effect on June 30, 2018. We were in compliance with these financial covenants under the credit facilities at June 30, 2018. For more details on the covenants under our 2018 Credit Agreement, see Note 7 to our financial statements in this Form 10-Q.
Contractual Obligations
The following table summarizes changes in our significant contractual obligations associated with our debt refinance:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years
Debt obligations (1)	$510	$39	$79	$392

(1)	Includes principal and the projected interest payments of our term loans, refer to Note 7 in Item 1 of this Form 10-Q for details.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in Item 7 of our 2017 Form 10-K.
Critical Accounting Policies, Estimates and Judgments
During the first quarter of 2018, we adopted ASC Topic 606. Refer to Note 1 in Item 1 of this Form 10-Q for disclosure of the changes related to this adoption. There have been no additional material changes to our critical accounting policies as discussed in our 2017 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding floating rate debt. Changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and investments and the fair value of the investments, as well as interest costs associated with our debt.
In the first quarter of 2018 our board of directors approved a corporate investment policy ("our Investment Policy") that allows us to invest our available cash in instruments that meet the credit quality, liquidity, diversification and other requirements set forth in our Investment Policy. Under our Investment Policy, the Company's investment portfolios must maintain a minimum average credit quality of AA minus by Standard & Poor's (or an equivalent nationally recognized statistical rating organization), maintain average effective maturity durations of less than 36 months (or less than 24 months in some cases), and satisfy diversification requirements intended to reduce overall investment consolidation. Due to the restrictions imposed by our Investment Policy, we believe that our exposure to losses resulting from credit risk is not significant. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2018, a hypothetical 100 basis point increase or decrease in interest rates across all maturities would result in a $2 million incremental decline or increase in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. The risk of rate changes on investment balances was not significant at June 30, 2018.
In June 2018, we refinanced our term loans which would have matured in July 2019 and replaced them with a term loan maturing in 2023. At June 30, 2018, after this refinancing, we had total outstanding indebtedness of $425 million, of which $21 million is due within 12 months. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of June 30, 2018 to increase or decrease by $19 million on an annualized basis, respectively.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share data)	June 30, 2018		December 31, 2017
Assets
Current assets:
Cash and cash equivalents		$202		$336
Investments		29		—
Restricted cash, cash equivalents and investments		629		1,280
Worksite employee related assets:
Unbilled revenue (net of advance collections of $14 and $12 at June 30, 2018 and December 31, 2017, respectively)	$268		$297
Accounts receivable	7		20
Prepaid insurance premiums and other insurance related receivables	28		26
Other payroll assets	49		17
Worksite employee related assets		352		360
Prepaid expenses and other current assets		37		15
Total current assets		1,249		1,991
Investments, noncurrent		133		—
Restricted cash, cash equivalents and investments, noncurrent		179		162
Workers' compensation collateral receivable		40		39
Property and equipment, net		79		70
Goodwill and other intangible assets, net		312		315
Other assets		23		16
Total assets		$2,015		$2,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities		$39		$59
Accrued corporate wages		35		40
Notes payable		21		40
Worksite employee related liabilities:
Accrued wages	$269		$289
Client deposits	28		52
Payroll tax liabilities and other payroll withholdings	442		1,034
Health benefits loss reserves (net of prepayments of $38 and $19 at June 30, 2018 and December 31, 2017, respectively)	138		151
Workers' compensation loss reserves (net of collateral paid of $5 and $6 at June 30, 2018 and December 31, 2017, respectively)	67		67
Insurance premiums and other payables	22		25
Worksite employee related liabilities		966		1,618
Total current liabilities		1,061		1,757
Notes payable, noncurrent		402		383
Workers' compensation loss reserves (net of collateral paid of $15 and $17 at June 30, 2018 and December 31, 2017, respectively)		157		165
Deferred income taxes		70		68
Other liabilities		16		14
Total liabilities		1,706		2,387
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock ($0.000025 par value per share; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017)		—		—
Common stock and additional paid-in capital ($0.000025 par value per share; 750,000,000 shares authorized; 70,573,887 and 69,818,392 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)		611		583
Accumulated deficit		(302)		(377)
Total stockholders’ equity		309		206
Total liabilities and stockholders’ equity		$2,015		$2,593
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2018	2017	2018	2017
Professional service revenues	$115	$109	$244	$229
Insurance service revenues	735	692	1,467	1,379
Total revenues	850	801	1,711	1,608
Insurance costs	630	600	1,271	1,208
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	51	51	108	107
Sales and marketing	41	46	80	95
General and administrative	31	28	62	54
Systems development and programming	11	12	24	22
Depreciation	8	6	16	13
Amortization of intangible assets	2	1	3	3
Total costs and operating expenses	774	744	1,564	1,502
Operating income	76	57	147	106
Other income (expense):
Interest expense, bank fees and other, net	(4)	(5)	(8)	(9)
Income before provision for income taxes	72	52	139	97
Income tax expense	14	12	27	28
Net income	$58	$40	$112	$69
Comprehensive income	$58	$40	$112	$69

Net income per share:
Basic	$0.82	$0.58	$1.59	$1.00
Diluted	$0.80	$0.56	$1.55	$0.97
Weighted average shares:
Basic	70,448,809	69,029,749	70,250,273	68,770,976
Diluted	72,561,891	71,167,177	72,404,539	71,101,716

See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Operating activities
Net income	$112	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24	16
Stock-based compensation	19	14
Changes in operating assets and liabilities:
Prepaid income taxes	2	28
Prepaid expenses and other current assets	(23)	(3)
Workers' compensation collateral receivable and other noncurrent assets	(6)	5
Accounts payable and other current liabilities	(14)	5
Accrued corporate wages	(5)	7
Workers' compensation loss reserves and other noncurrent liabilities	(4)	(5)
Worksite employee related assets	4	43
Worksite employee related liabilities	(652)	(383)
Net cash used in operating activities	(543)	(204)
Investing activities
Purchases of marketable securities	(203)	—
Proceeds from sale of marketable securities	39	—
Proceeds from maturity of marketable securities	24	11
Acquisitions of property and equipment	(26)	(20)
Net cash used in investing activities	(166)	(9)
Financing activities
Repurchase of common stock	(30)	(30)
Proceeds from issuance of common stock on exercised options	5	6
Proceeds from issuance of common stock on employee stock purchase plan	3	2
Awards effectively repurchased for required employee withholding taxes	(10)	(5)
Proceeds from issuance of notes payable, net	210	—
Payments for extinguishment of debt	(204)	—
Repayment of notes payable	(10)	(18)
Net cash used in financing activities	(36)	(45)
Net decrease in cash and cash equivalents, unrestricted and restricted	(745)	(258)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,738	1,233
End of period	$993	$975

Supplemental disclosures of cash flow information
Interest paid	$8	$8
Income taxes paid, net	24	—
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$2
Supplemental schedule of cash and cash equivalents
Net increase (decrease) in unrestricted cash and cash equivalents	$(134)	$50
Net decrease in restricted cash and cash equivalents	(611)	(308)
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
Basis of Presentation
These unaudited condensed consolidated financial statements (Financial Statements) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and the six months ended June 30, 2018 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
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

FINANCIAL STATEMENTS

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
Revenues are recognized when control of the promised services are transferred to our clients, in an amount that reflects the consideration that we expect to receive in exchange for services. We generate all of our revenue from contracts with customers. We disaggregate revenues into professional services revenues and insurance services revenues as reported on the condensed consolidated statements of operations and comprehensive income. Generally, both the client and the Company may terminate the contract without penalty by providing a 30-day notice.

FINANCIAL STATEMENTS

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
Payroll and payroll tax processing performance obligations include services to process payroll and payroll tax-related transactions on behalf of our clients. Revenues associated with this performance obligation are reported as professional service revenues and recognized using an output method in which the control of the promised services is considered transferred when a client's payroll is processed by us and its WSEs are paid. Professional service revenues are stated net of the gross payroll and payroll tax amounts funded by our clients. Although we assume the responsibilities to process and remit the payroll and payroll related obligations, we do not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, we are the agent in this arrangement for revenue recognition purposes.
Health benefits and workers' compensation services include performance obligations to provide TriNet-sponsored health benefits and workers' compensation insurance coverage through insurance policies provided by third-party insurance carriers and settle high deductible amounts on those policies. Revenues associated with these performance obligations are reported as insurance services revenues and are recognized using the output method over the period of time that the client and WSEs are covered under TriNet-sponsored insurance policies.
We control the selection of health benefits and workers' compensation coverage made available, insurance services revenues are reported gross as we are the principal in this arrangement for revenue recognition purposes. See Item 8 Note 1 in our 2017 Form 10-K for further discussion on our accounting policy for insurance costs.
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
The transaction price for health benefits insurance and worker’s compensation insurance performance obligations is determined during the new client on-boarding and enrollment processes based on the types of benefits coverage the clients and WSEs have elected and the applicable risk profile of the client. We estimate our service fees based on actuarial forecasts of our expected insurance premiums and claim costs, and to amounts to cover our costs to administer these programs.
We require our clients to prefund payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. Under the provision of our contracts with customers, we generally will process the payment of a client’s payroll only when the client successfully funds the amount required. As a result, there is no financing arrangement

FINANCIAL STATEMENTS

for the contracts, however, certain contracts to provide payroll and payroll tax processing services permit the client to pay certain payroll tax components ratably over a 12-month period rather than as payroll tax is determined on wages paid, which may be considered a significant financing arrangement under ASC Topic 606. However, as the period between our performing the service under the contract and when the client pays for the service is less than one year, we have elected as a practical expedient, not to adjust the transaction price.
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new customers onboarded as we expect to recover these costs through future service fees. Such assets will be amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, such commission will be capitalized and amortized over the estimated average client tenure. If the commission for both initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. When the amortization period is less than one year, we apply practical expedient to expense sales commissions in sales and marketing expenses in the period incurred. The below table summarizes the amounts capitalized and amortized during the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(in millions)	Capitalized	Amortized	Capitalized	Amortized
Deferred commission costs	$7	$1	$16	$1
Certain commission plans will pay a commission on estimated professional service revenues over the first 12 months of the contract with customers. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization.
We do not have material contract assets and contract liabilities as of June 30, 2018. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting unfunded payroll is recognized as accounts receivable on the accompanying consolidated balance sheets. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits.

Restricted Cash, Cash Equivalents and Investments
Restricted cash, cash equivalents and investments presented on our condensed consolidated balance sheets include:

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

Investments
Our investments are classified as available-for-sale and are carried at estimated fair value.
Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of deferred income taxes. The amortized cost of debt investments is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity or sale. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method to determine the realized gains and losses on the sale of available-for-sale securities. Realized gains and losses are included in other income in the accompanying consolidated statements of income and comprehensive income.

FINANCIAL STATEMENTS

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
We have investments within our unrestricted and our restricted accounts. Unrestricted investments are recorded on the balance sheet as current or noncurrent based upon the remaining time to maturity, and investments subject to WSE restrictions are classified as current or noncurrent based on the expected payout of the related liability.
Concentrations of Credit Risk
Financial instruments subject to concentrations of credit risk include cash, cash equivalents and investments (unrestricted and restricted), accounts receivable, and amounts due from insurance carriers. We maintain these financial assets principally in domestic financial institutions. We perform periodic evaluations of the relative credit standing of these institutions. Our exposure to credit risk in the event of default by the financial institutions holding these funds is limited to amounts currently held by the institution in excess of insured amounts.
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
The impact from the adoption of ASC Topic 606 to our condensed consolidated income statements and balance sheets is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions, except per share data)	As Reported	Balance Using Previous Standard	Increase (Decrease)	As Reported	Balance Using Previous Standard	Increase (Decrease)
Income statement
Revenue
Professional service revenues	$115	$115	$—	$244	$242	$2
Total revenues	850	850	—	1,711	1,709	2
Expense
Sales and marketing expense
Commissions expense	8	14	(6)	12	27	(15)
Total expense	774	780	(6)	1,564	1,579	(15)
Income before provision for income taxes	72	66	6	139	122	17
Income tax expense	14	12	2	27	23	4
Net income	58	54	4	112	99	13
Basic earnings per share	0.82	0.77	0.05	1.59	1.41	0.18
Diluted earnings per share	$0.80	$0.75	$0.05	$1.55	$1.37	$0.18

FINANCIAL STATEMENTS

	June 30, 2018
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Cash and cash equivalents	$202	$208	$(6)
Restricted cash, cash equivalents and investments	629	623	6
Unbilled revenue (net of advance collections)	268	274	(6)
Prepaid expenses and other current assets	37	29	8
Other assets	23	17	6
Liabilities
Accounts payable and other current liabilities	39	43	(4)
Deferred income taxes	70	68	2
Other liabilities	16	20	(4)
Equity
Retained earnings	$(302)	$(316)	$14
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
Recently issued accounting pronouncements
Lease arrangements - In February 2016, the FASB issued ASU 2016-02-Leases. The amendment requires that lease arrangements longer than 12 months result in an entity recognizing lease assets and lease liabilities and most significantly impacts those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

FINANCIAL STATEMENTS

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Under the terms of the agreements with certain of our workers' compensation and health benefit insurance carriers, we are required to maintain collateral in trust accounts for the benefit of specified insurance carriers and to reimburse the carriers’ claim payments within our deductible layer. We invest a portion of the collateral amounts in marketable securities. We report the current and noncurrent portions of these trust accounts as restricted cash, cash equivalents and investments on the consolidated balance sheets.
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls and other WSE-related liabilities.
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2018				December 31, 2017
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$202	$—	$—	$202	$336	$—	$—	$336
Investments	—	29	—	29	—	—	—	—
Restricted cash, cash equivalents and investments
Insurance carriers security deposits	15	—	—	15	15	—	—	15
Payroll funds collected	449	—	—	449	1,095	—	—	1,095
Collateral for health benefits claims	75	—	—	75	69	—	—	69
Collateral for workers' compensation claims	87	1	—	88	98	1	—	99
Collateral to secure standby letter of credit	—	—	2	2	—	—	2	2
Total restricted cash, cash equivalents and investments	626	1	2	629	1,277	1	2	1,280
Investments, noncurrent	—	133	—	133	—	—	—	—
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	165	14	—	179	125	37	—	162
Total	$993	$177	$2	$1,172	$1,738	$38	$2	$1,778

FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS
All of our investment securities that have a contractual maturity date greater than three months are classified as available-for-sale (AFS). The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our investments as of June 30, 2018 and December 31, 2017 are presented below:

	June 30, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$38	$—	$—	$38
Corporate bonds	87	—	—	87
U.S. government agencies and government- sponsored agencies	6	—	—	6
U.S. treasuries	34	—	—	34
Exchange traded fund	1	—	—	1
Other debt securities	11	—	—	11
Total	$177	$—	$—	$177

	December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$37	$—	$—	$37
Exchange traded fund	1	—	—	1
Total	$38	$—	$—	$38
Investments in a continuous unrealized loss position for less than 12 months and 12 months or more as of June 30, 2018 and December 31, 2017 are presented below.

	June 30, 2018
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$26	$—	$—	$—	$26	$—
Corporate bonds	82	—	—	—	82	—
U.S. government agencies and government-sponsored agencies	5	—	—	—	5	—
U.S. treasuries	20	—	10	—	30	—
Other debt securities	2	—	—	—	2	—
Total	$135	$—	$10	$—	$145	$—

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$5	$—	$24	$—	$29	$—
Total	$5	$—	$24	$—	$29	$—

FINANCIAL STATEMENTS

Unrealized losses on fixed income securities are principally caused by changes in interest rates and the financial condition of the issuer. In analyzing an issuer's financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by credit rating agencies have occurred, and industry analysts' reports. As we have the ability to hold these investments until maturity, or for the foreseeable future, no decline was deemed to be other-than-temporary.
The fair value of debt investments by contractual maturity (actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties) are shown below.

	June 30, 2018
(in millions)	One year or less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Fair Value
Asset-backed securities	$2	$32	$3	$1	$38
Corporate bonds	24	63	—	—	87
U.S. government agencies and government-sponsored agencies	2	—	—	4	6
U.S. treasuries	2	32	—	—	34
Other debt securities	—	—	—	11	11
Total	$30	$127	$3	$16	$176

	December 31, 2017
(in millions)	One year or less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Fair Value
U.S. treasuries	$—	$37	$—	$—	$37
Total	$—	$37	$—	$—	$37
There were immaterial gross realized gains and losses from sales of investments for the three and six months periods ended June 30, 2018 and 2017.
The fair value of our investments in an unrealized loss position represented 83% and 78% of the total fair value of all investments as of June 30, 2018 and December 31, 2017, respectively.
Our asset-backed securities include auto loan/lease, credit card, and equipment leases with investment-grade ratings.
Our corporate bonds include investment-grade debt securities from a wide variety of issuers, industries, and sectors.
Our U.S. government agencies and government-sponsored agencies securities primarily include commercial mortgage-backed securities and mortgage backed securities consisting of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities with investment-grade ratings.
Our other debt securities primarily include mortgage-backed securities with investment-grade ratings issued by institutions without federal backing.

FINANCIAL STATEMENTS

NOTE 4. WORKERS' COMPENSATION LOSS RESERVES
The following table summarizes the workers’ compensation loss reserve activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total loss reserves, beginning of period	$250	$260	$255	$255
Incurred
Current year	19	20	39	48
Prior years	(6)	1	(13)	1
Total incurred	13	21	26	49
Paid
Current year	(2)	(5)	(2)	(6)
Prior years	(17)	(21)	(35)	(43)
Total paid	(19)	(26)	(37)	(49)
Total loss reserves, end of period	$244	$255	$244	$255
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2018	December 31, 2017
Total loss reserves, end of period	$244	$255
Collateral paid to carriers and offset against loss reserves	(20)	(23)
Total loss reserves, net of carrier collateral offset	$224	$232

Payable in less than 1 year (net of collateral paid to carriers of $5 and $6 at June 30, 2018 and December 31, 2017, respectively)	$67	$67
Payable in more than 1 year (net of collateral paid to carriers of $15 and $17 at June 30, 2018 and December 31, 2017, respectively)	157	165
Total loss reserves, net of carrier collateral offset	$224	$232
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2018, the favorable development was primarily due to lower than expected severity of reported claims associated with office and non-office worker WSEs in recent accident years.
As of June 30, 2018 and December 31, 2017, we had $62 million and $63 million, respectively, of collateral held by insurance carriers of which $20 million and $23 million, respectively, was offset against workers' compensation loss reserves as the agreements permit and are net settled of insurance obligations against collateral held. Collateral paid to each carrier for a policy year in excess of our loss reserves is recorded as workers' compensation collateral receivable.

FINANCIAL STATEMENTS

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
Our financial assets recorded at fair value on a recurring basis comprise of available-for-sale marketable securities and certificates of deposits. We measure certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and our other current financial liabilities, including cash and cash equivalents, restricted cash and cash equivalents, WSE related assets and liabilities excluding insurance loss reserves, line of credit and accrued corporate wages, have fair values that approximate their carrying value due to their short-term nature.
Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value, summarized as follows:

•	Level 1—observable inputs for identical assets or liabilities, such as quoted prices in active markets,

•	Level 2—inputs other than the quoted prices in active markets that are observable either directly or indirectly,

•	Level 3—unobservable inputs in which there is little or no market data, which requires that we develop our own assumptions.
The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We classify our cash equivalents, debt securities and notes payable in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.
We use an independent pricing source to determine the fair value of its available-for-sale securities included as Level 2. For purposes of valuing our securities, the independent pricing source utilizes the following market approach by investment class:

•	Money market funds are valued on a spread or discount rate basis,

•	Asset-backed securities are valued using historical and projected prepayments speed and loss scenarios and spreads obtained from the new issue market, dealer quotes and trade prices,

•	U.S. treasuries, corporate bonds, and other debt securities are priced based on dealer quotes from multiple sources, and

•	US government agencies and government sponsored agencies are priced using LIBOR/swap curves, credit spreads and interest rate volatilities.
We have not adjusted the prices obtained from the independent pricing service and we believe the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price).
We did not have any Level 3 financial instruments as of June 30, 2018 and December 31, 2017. There were no transfers between levels as of June 30, 2018 and December 31, 2017.

FINANCIAL STATEMENTS

Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2018 and December 31, 2017.

(in millions)	Level 1	Level 2	Total
June 30, 2018
Cash equivalents:
Money market funds	$1	$—	$1
U.S. treasuries	—	7	7
Total cash equivalents	1	7	8
Investments:
Asset-backed securities	—	38	38
Corporate bonds	—	87	87
U.S. government agencies and government-sponsored agencies	—	6	6
U.S. treasuries	—	20	20
Other debt securities	—	11	11
Total investments	—	162	162
Restricted cash equivalents:
Money market mutual funds	229	—	229
Commercial paper	21	—	21
Total restricted cash equivalents	250	—	250
Restricted investments:
U.S. treasuries	—	14	14
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	16	17
Total investments and restricted cash equivalents and investments	$252	$185	$437

December 31, 2017
Restricted cash equivalents:
Money market mutual funds	$199	$—	$199
Commercial paper	21	—	21
Total restricted cash equivalents	220	—	220
Restricted investments:
U.S. treasuries	37	—	37
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	38	2	40
Total restricted cash equivalents and investments	$258	$2	$260
Fair Value of Financial Instruments Disclosure
Notes Payable
The carrying value of our notes payable at June 30, 2018 and December 31, 2017 was $425 million. The estimated fair values of our notes payable at June 30, 2018 and December 31, 2017 were $423 million and $428 million, respectively. These valuations are considered Level 2 in the hierarchy for fair value measurement and are based on quoted market prices.

FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
Our 2009 Equity Incentive Plan (2009 Plan) provides for the grant of stock awards, including stock options, restricted stock units (time-based and performance-based), restricted stock awards (time-based and performance-based) and other equity awards. The number of shares available for grant under this 2009 Plan as of June 30, 2018 was approximately 12 million.
The following table summarizes stock option activity under our 2009 Plan for the six months ended June 30, 2018:

Number of Shares
Balance at December 31, 2017	1,296,863
Exercised	(469,894)
Forfeited	(17,846)
Balance at June 30, 2018	809,123
Exercisable at June 30, 2018	766,294
The aggregate intrinsic value of stock options outstanding was $35 million and $41 million as of June 30, 2018 and December 31, 2017, respectively.
In March 2018, the Equity Award Committee of the Compensation Committee granted awards of time-based restricted stock (RSAs) and performance-based restricted stock (PRSAs) to the Company's named executive officers. A recipient of RSAs owns the underlying shares of common stock upon grant and some of the benefits of ownership, such as voting and dividend rights, but the recipient may not sell those shares and realize any value on a sale, until all time-based and performance-based restrictions have been satisfied or lapsed.
For non-new hire equity awards our RSAs and restricted stock units (RSUs) are eligible to vest in equal installments on a quarterly basis over four years, subject to continued employment through the applicable vesting dates. The PRSAs are earned based on the extent to which we meet or exceed certain annual growth rate percentages. Our PRSAs granted in 2018 are designed with a single-year performance period subject to subsequent multi-year vesting requirements. Fifty percent of the shares earned (if any) during performance period (January 1, 2018 to December 31, 2018) will vest on December 31, 2019 and the remaining shares earned (if any) will vest on December 31, 2020. The following tables summarize RSU, performance-based restricted stock unit (PSU), RSA, and PRSA activity under our 2009 Plan for the six months ended June 30, 2018:

	RSUs		PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	2,249,661	$24.83	453,674	$30.72
Granted	585,484	47.36	23,842	47.61
Vested	(545,292)	25.09	(82,066)	33.51
Forfeited	(200,961)	26.76	(65,557)	31.60
Nonvested at June 30, 2018	2,088,892	$30.89	329,893	$31.08

FINANCIAL STATEMENTS

	RSAs		PRSAs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	—	$—	—	$—
Granted	116,559	49.12	256,224	48.98
Vested	(4,560)	47.61	—	—
Nonvested at June 30, 2018	111,999	$49.81	256,224	$48.98
Stock-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Cost of providing services	$2	$2	$4	$4
Sales and marketing	2	2	4	3
General and administrative	5	3	9	5
Systems development and programming costs	1	1	2	2
Total stock-based compensation expense	$10	$8	$19	$14
Income tax benefit related to stock-based compensation expense	$3	$3	$5	$5
Tax benefit realized from stock options exercised and similar awards	$7	$10	$13	$16
Stock Repurchases
The board of directors authorizes repurchases through an ongoing program initiated in May 2014. During the six months ended June 30, 2018, we repurchased 594,799 shares of common stock for approximately $30 million. As of June 30, 2018, approximately $106 million remained available for further repurchases of our common stock under our ongoing stock repurchase program under all authorizations from our board of directors.

FINANCIAL STATEMENTS

NOTE 7. NOTES PAYABLE
As of June 30, 2018 and December 31, 2017, notes payable consisted of the following:

(in millions)	June 30, 2018	December 31, 2017	Annual Contractual Interest Rate		Effective Interest Rate	Maturity Date
Term Loan A	$—	$303				July 2019
Term Loan A-2	—	122				July 2019
2018 Term Loan A	425	—	3.78%	(1)	3.88%	June 2023
Total term loans	425	425
Deferred loan costs	(2)	(2)
Less: current portion	(21)	(40)
Notes payable, noncurrent	$402	$383

(1)
Bears interest at LIBOR plus 1.625% or the prime rate plus 0.625% at our option in the first full fiscal quarter of the term loan, thereafter subject to certain rate adjustments based on our total leverage ratio.

In June 2018 we refinanced approximately $415 million of, and repaid in full, our outstanding A and A-2 term loans (together, our 2014 Term Loans) under our previous credit agreement (our 2014 Credit Agreement). Our 2014 Term Loans were replaced with a $425 million term loan A (our 2018 Term Loan) under our new credit agreement (our 2018 Credit Agreement). We also replaced our previous $75 million revolving credit facility established under our 2014 Credit Agreement with a $250 million revolving credit facility under our 2018 Credit Agreement (our 2018 Revolver), which will be used solely for working capital and other general corporate purposes. As part of this approximately $415 million refinancing transaction, $204 million was recorded as an extinguishment, and $211 million was rolled over into the 2018 Term Loan and was treated as a debt modification. As of June 30, 2018, $425 million was outstanding under our 2018 Term Loan and the full amount of our 2018 Revolver, less approximately $16 million representing an undrawn letter of credit, was available.
We incurred approximately $4 million in fees and acquisition costs related to our June 2018 refinancing, of which we capitalized approximately $3 million allocated proportionally between our 2018 Term Loan and 2018 Revolver. As a result of this modification, we expensed approximately $2 million in new and existing fees.
Interest on our 2018 Term Loan is payable quarterly. We are required to pay a quarterly commitment fee on the daily unused amount of the commitments under our 2018 Revolver, as well as fronting fees and other customary fees for letters of credit issued under our 2018 Revolver, which is subject to adjustments based on our total leverage ratio.
Borrowings under our 2018 Term Loan and 2018 Revolver are secured by substantially all of our assets, other than excluded assets as defined in our 2018 Credit Agreement, which includes certain customary assets, assets held in trusts as collateral and WSE related assets.
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
Our 2018 Term Loan will be repaid in quarterly installments in aggregate annual amounts as follows (in millions):

	Year ending December 31,
	2018	2019	2020	2021	2022	Thereafter
Term loan repayments	$11	$21	$21	$21	$21	$330
Our 2018 Credit Agreement contains customary representations and warranties, and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates.

FINANCIAL STATEMENTS

Our 2018 Credit Agreement restricts our ability to make certain types of payments including dividends and stock repurchases and other similar distributions, though such payments may generally be made as long as our total leverage ratio remains below 3.00 to 1.00 after the effect of these payments and there exists no default under the New Credit Agreement.
The financial covenants under our 2018 Credit Agreement require us to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 at each quarter end and a maximum total leverage ratio of 3.50 to 1.00. In the event of an acquisition the maximum ratio can be raised to 4.00 to 1.00 for four consecutive quarters. We were in compliance with these financial covenants under the credit facilities at June 30, 2018.
NOTE 8. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income	$58	$40	$112	$69
Weighted average shares of common stock outstanding	70	69	70	69
Basic EPS	$0.82	$0.58	$1.59	$1.00

Net income	$58	$40	$112	$69
Weighted average shares of common stock	70	69	70	69
Dilutive effect of stock options and restricted stock units	3	2	2	2
Weighted average shares of common stock outstanding	73	71	72	71
Diluted EPS	$0.80	$0.56	$1.55	$0.97

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	—	—	1	—
NOTE 9. INCOME TAXES
Our effective income tax rate was 19% and 24% for the three months ended June 30, 2018 and 2017, respectively, and 19% and 29% for the six months ended June 30, 2018 and 2017, respectively. The decreases consisted of tax benefits recognized from excess tax benefits related to stock-based compensation, an increase in excludable income for state income tax purposes and a reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Tax Cuts and Jobs Act (TCJA).
During the six months ended June 30, 2018, there was a de minimis increase in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2011. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. This issue is being resolved through the litigation process. While we continue to support our position and will continue to vigorously defend our position through the litigation process, we anticipate our recovery of the refund to likely be less than the total amount in dispute.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease office facilities, including our headquarters and other facilities, and equipment under non-cancellable operating leases. For detail of these commitments refer to Note 13 in Part II, Item 8 in our 2017 Form 10-K.

FINANCIAL STATEMENTS

Credit Facilities
We maintain a $250 million revolving credit facility which includes capacity for a $20 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $234 million as of June 30, 2018.

The terms of the credit agreement governing the revolving credit facility require us to maintain certain financial ratios at each quarter end. We were in compliance with these covenants at June 30, 2018.

We also have a $5 million line of credit facility to secure standby letters of credit related to our workers' compensation obligations. At June 30, 2018, the total unused portion of the credit facility was $3 million.
Standby Letters of Credit
We have two standby letters of credit totaling $18 million provided as collateral for our workers’ compensation obligations. At June 30, 2018, the facilities were not drawn down.
Contingencies
In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc., et. al., under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The complaint was later amended in April 2016 and again in March 2017. On December 18, 2017, the district court granted TriNet’s motion to dismiss the amended complaint in its entirety, without leave to amend. Plaintiff filed a notice of appeal of the district court’s order on January 17, 2018. Plaintiff-Appellant filed his opening appeal brief before the Ninth Circuit Court of Appeals on April 27, 2018. TriNet filed a responsive brief on June 29, 2018. Plaintiff-Appellant’s reply brief is due August 20, 2018. We see no basis for reversal of the district court's decision. We are unable to reasonably estimate the possible loss or expense, or range of losses and expenses, if any, arising from this litigation.
We are and, from time to time, have been and may in the future become involved in various litigation matters, legal proceedings, and claims arising in the ordinary course of our business, including disputes with our clients or various class action, collective action, representative action, and other proceedings arising from the nature of our co-employment relationship with our clients and WSEs in which we are named as a defendant. In addition, due to the nature of our co-employment relationship with our clients and WSEs, we could be subject to liability for federal and state law violations, even if we do not participate in such violations. While our agreements with our clients contain indemnification provisions related to the conduct of our clients, we may not be able to avail ourselves of such provisions in every instance. We have accrued our current best estimates of probable losses with respect to these matters, which are individually and in aggregate immaterial to our consolidated financial statements.
While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings or the above mentioned securities class action will have a materially adverse effect on our consolidated financial position, results of operations, or cash flows. However, the unfavorable resolution of any particular matter or our reassessment of our exposure for any of the above matters based on additional information obtained in the future could have a material impact on our consolidated financial position, results of operations, or cash flows.

OTHER INFORMATION

Legal Proceedings
For the information required in this section, refer to Note 10 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2017 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
April 1 - April 30, 2018	188,566	$48.64	175,700	$120
May 1 - May 31, 2018	245,496	$52.68	165,900	$112
June 1 - June 30, 2018	93,166	$55.39	93,166	$106
Total	527,228		434,766

(1)	Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.

(2)	We repurchased a total of approximately $22 million of our outstanding common stock during the three months ended June 30, 2018.

As of June 30, 2018, we had approximately $106 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases and dividends are subject to certain restrictions under the terms of our 2018 Credit Agreement. For more information about our 2018 Credit Agreement and our stock repurchases, refer to Notes 6 and 7 in Part I, Item 1 of this Form 10-Q.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

OTHER INFORMATION

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated as of June 21, 2018 among TriNet USA, Inc., TriNet Group, Inc., and Bank of America, N.A.	8-K	001-36373	10.1	6/22/2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRINET GROUP, INC.

Date: July 30, 2018	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: July 30, 2018	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: July 30, 2018	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer