Form 10-Q
period 2018-09-30
TRINET GROUP INC
filed 2018-10-29
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 22, 2018 was 70,444,420.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2018

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements and Other Financial Information
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its consolidated subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements.
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
Significant Developments in 2018

Our consolidated results for the nine months ended September 30, 2018 reflect continued progress in marketing and selling our industry-oriented (vertical) products and in our insurance service offerings, combined with higher WSE enrollment growth within our insurance offerings.
We experienced a decline in Average WSEs (defined as average monthly WSEs paid during the period) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to client attrition, including attrition from migrating certain of our clients from our legacy (SOI) platform onto our common TriNet platform, partially offset by growth in our other verticals.
In summary we:

•	Launched TriNet Professional Services and completed the migration of existing clients from our SOI platform onto our common TriNet platform,

•	Continued to invest in our efforts to enhance our clients' experience through operational and process improvements,

•	Improved sales representative retention and launched a marketing and branding campaign in September 2018 to further augment our sales force efforts,

•	Invested corporate funds to generate interest income and refinanced term loans during the second quarter of 2018,

•	Continued to benefit from changes for one of our health insurance carrier contracts, where we converted from a guaranteed-cost to risk-based plan in late 2017,

•	Continued to invest in improving our internal control environment to support our ongoing compliance with the requirements of the Sarbanes-Oxley Act of 2002 (SOX), and

•	Received IRS designation as a Certified Professional Employer Organization on July 1, 2018 for a TriNet subsidiary.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
Q3 2018
During the third quarter of 2018, we:

•	Served approximately 16,400 clients and co-employed Average WSEs of approximately 318,000, a 2% decrease compared to the same period in 2017 and

•	Processed approximately $8.7 billion in payroll and payroll tax payments for our clients, an increase of 8% compared to the same period in 2017.

Our financial highlights for the third quarter of 2018, compared to the same period in 2017, include:

•	Total revenues increased 7% to $875 million and Net Service Revenues increased 11% to $228 million,

•	Operating income decreased 1% to $62 million,

•	Our effective income tax rate decreased to 16%,

•	Net income increased 20% to $51 million, or $0.71 per diluted share and Adjusted Net Income increased 35% to $55 million, and

•	Adjusted EBITDA increased 9% to $88 million.

YTD 2018
During the nine months ended September 30, 2018, we:

•	Co-employed Average WSEs of approximately 315,500, a 3% decrease compared to the same period in 2017 and

•	Processed approximately $27.4 billion in payroll and payroll tax payments for our clients, an increase of 6% compared to the same period in 2017.

Our financial highlights for the nine months ended September 30, 2018, compared to the same period in 2017, include:

•	Total revenues increased 7% to $2.6 billion and Net Service Revenues increased 10% to $668 million,

•	Operating income increased 24% to $209 million,

•	Our effective income tax rate decreased to 18%,

•	Net income increased 46% to $163 million, or $2.25 per diluted share and Adjusted Net Income increased 62% to $176 million, and

•	Adjusted EBITDA increased 28% to $277 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share and WSE data)	2018	2017	% Change	2018	2017	% Change
Income Statement Data:
Total revenues	$875	$818	7%	$2,586	$2,427	7%
Operating income	62	63	(1)	209	169	24
Net income	51	43	20	163	112	46
Diluted net income per share of common stock	0.71	0.60	18	2.25	1.57	43
Non-GAAP measures (1):
Net Service Revenues	228	205	11	668	605	10
Net Insurance Service Revenues	109	93	17	305	264	15
Adjusted EBITDA	88	80	9	277	216	28
Adjusted Net Income	55	41	35	176	109	62

Operating Metrics:
Total WSEs payroll and payroll taxes processed	$8,669	$8,061	8%	$27,360	$25,835	6%
Average WSEs	318,129	324,043	(2)	315,512	325,347	(3)

(1)	Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

	Nine Months Ended September 30,		%
(in millions, except operating metrics data)	2018	2017	Change
Operating Metrics:
Total WSEs at period end	317,496	325,138	(2)%
Cash Flow Data:
Net cash used in operating activities (1)	$(476)	$(141)	236
Net cash used in investing activities	(169)	(15)	1,045
Net cash used in financing activities	(62)	(65)	(4)

(1)	Prior year balance has been retrospectively adjusted for Accounting Standards Update (ASU) 2016-18.

(in millions)	September 30, 2018	December 31, 2017	% Change
Balance Sheet Data:
Cash and cash equivalents	$237	$336	(29)%
Working capital	226	234	(3)
Total assets	2,104	2,593	(19)
Notes payable	418	423	(1)
Total liabilities	1,754	2,387	(27)
Total stockholders’ equity	350	206	70

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

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Total revenues	$875	$818	$2,586	$2,427
Less: Insurance costs	647	613	1,918	1,822
Net Service Revenues	$228	$205	$668	$605
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Insurance service revenues	$756	$706	$2,223	$2,086
Less: Insurance costs	647	613	1,918	1,822
Net Insurance Service Revenues	$109	$93	$305	$264
Net Insurance Service Revenue Margin	14%	13%	14%	13%
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$51	$43	$163	$112
Provision for income taxes	9	15	36	44
Stock-based compensation	12	8	31	21
Interest expense and bank fees	5	5	17	15
Depreciation	10	8	26	20
Amortization of intangible assets	1	1	4	4
Adjusted EBITDA	$88	$80	$277	$216
Adjusted EBITDA Margin	38%	39%	41%	36%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$51	$43	$163	$112
Effective income tax rate adjustment	(6)	(8)	(16)	(19)
Stock-based compensation	12	8	31	21
Amortization of intangible assets	1	1	4	4
Non-cash interest expense	—	1	4	2
Income tax impact of pre-tax adjustments	(3)	(4)	(10)	(11)
Adjusted Net Income	$55	$41	$176	$109

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs decreased 2% in the third quarter of 2018 and decreased 3% in the nine months ended September 30, 2018, compared to the same respective periods in 2017. The declines in Average WSEs during the third quarter and nine months ended September 30, 2018 compared to the same periods in 2017 were the result of attrition, including attrition from migrating certain of our clients to our common platform, partially offset by WSE growth due to new sales and hiring within our installed base.
Total WSE, defined as WSEs paid at period end, comparisons have served as an indicator of our success in growing our business and retaining clients. Anticipated revenues for future periods can diverge from Total WSEs due to pricing differences across our HR solutions and insurance service offerings and the degree to which clients and WSEs elect to participate in our solutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues and Income

Our revenues consist of professional service revenues (PSR) and insurance service revenues (ISR). PSR represent fees charged to clients for processing payroll-related transactions on behalf of our clients, access to our HR expertise, employment and benefit law compliance services, and other HR-related services. ISR consist of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
In addition to focusing on growing our Average WSE and Total WSE counts, we also focus on pricing strategies and product differentiation to expand our revenue opportunities. Monthly total revenues per Average WSE, as a measure to monitor the success of such strategies, increased 9% in the third quarter of 2018 and increased 10% in the nine months ended September 30, 2018 compared to the same periods in 2017, respectively.

Q3 2018 - Q3 2017 Commentary
Total revenues were $875 million for the third quarter of 2018, a 7% increase compared to the same period in 2017.

•	PSR increased 6% compared to the same quarter in 2017 to $119 million due primarily to rate increases.

•	ISR increased 7% compared to the same quarter in 2017 to $756 million due primarily to an increase in WSEs electing to participate in our insurance services.
Operating income was $62 million in the third quarter of 2018, a decrease of $1 million or 1% compared to the third quarter of 2017, primarily as a result of:

•
an increase of $22 million in other operating expenses (OOE) which includes $10 million of anticipated costs associated with our marketing campaign and additional investment in operational and process improvements,

•	partially offset by an increase of $23 million in total revenues less insurance costs due to:

•	favorable experience from the change in the economic arrangement with one of our carriers from a guaranteed cost contract to a risk-based contract, and

•	favorable experience with other risk-based contracts, including favorable prior period development of $4 million in workers' compensation insurance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

YTD 2018 - YTD 2017 Commentary
Total revenues were $2.6 billion for the nine months ended September 30, 2018, a 7% increase compared to the same period in 2017.

•	PSR increased 6% compared to the same period in 2017 to $363 million due to rate increases and changes in vertical mix partially offset by a reduction in Average WSEs.

•	ISR increased 7% compared to the same period in 2017 to $2.2 billion due primarily to an increase in WSEs electing to participate in our insurance services.
Operating income was $209 million, in the nine months ended September 30, 2018, up $40 million or 24% compared to the nine months ended September 30, 2017, primarily as a result of:

•	An increase of $63 million in total revenues less insurance costs due to:

•	favorable experience from the change in the economic arrangement of one of our health insurance contracts as noted above, and

•	favorable experience with other risk-based contracts, including favorable prior period development of $17 million in workers' compensation insurance costs,

•
partially offset by an increase of $17 million in OOE, which includes $10 million of anticipated costs associated with our marketing campaign and additional investment in operational and process improvements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
Net Service Revenues (total revenues less insurance costs) provide a comparable basis of revenues on a net basis, act as the basis to allocate resources to different functions, and help us evaluate the effectiveness of our business strategies by each business function.
Q3 2018 - Q3 2017 Commentary
Net Service Revenues were $228 million for the third quarter of 2018, representing an 11% increase compared to the same period in 2017. This increase is primarily due to an increase in Net Insurance Service Revenues from changes in the composition of our enrolled WSEs within our insurance offerings (ISR mix) partially offset by health plan participation costs (insurance cost mix). Additionally, Monthly Net Service Revenues per Average WSE increased 13% over the same period in 2017.
YTD 2018 - YTD 2017 Commentary
Net Service Revenues were $668 million for the nine months ended September 30, 2018, representing a 10% increase compared to the same period in 2017. This increase is primarily due to an increase in Net Insurance Service Revenues from changes in the composition of our enrolled WSEs within our insurance offerings (ISR mix) partially offset by health plan participation costs (insurance cost mix). Additionally, Monthly Net Service Revenues per Average WSE increased 14% over the same period in 2017.

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
Our investment in a vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices. We believe that this vertical approach will improve our ability to retain our customers, and potentially reduce the value of using WSEs as the only leading indicator of future revenue performance. During the nine months ended September 30, 2018, we have seen a client base (mix) change with increased attrition in our Main Street vertical, partially offset by new sales in other verticals, primarily our technology and financial services verticals.

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
We present the percentage changes in insurance costs using the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage changes in cost trend associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses (OOE)
Other operating expenses includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), and systems development and programming (SD&P) expenses. Other operating expenses excludes depreciation and amortization expenses.
We manage and monitor our other operating expenses and allocate resources across different business functions based on OOE as a percentage of Net Service Revenues which increased to 68% in the third quarter of 2018 from 65% in the same period in 2017 and decreased to 64% in the nine months ended September 30, 2018 from 68% in the same period in 2017.
At September 30, 2018, we had approximately 2,900 corporate employees in 53 offices across the United States. Our corporate employees' compensation related expenses represent the majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, stock-based compensation, bonuses, commissions and other payroll and benefits related costs.
The percentage of compensation related expenses to OOE was 65% and 62% in the third quarters of 2018 and 2017, respectively, and increased to 66% in the nine months ended September 30, 2018 from 64% in the same period in 2017. The increases for the third quarter of 2018 and the nine months ended September 30, 2018 when compared to the same periods in 2017 are due to increased headcount intended to enhance our clients' experience through operational and process improvements.
OOE for third quarter and year to date 2018 includes approximately $10 million of anticipated costs associated with our marketing campaign and additional investments in operational and process improvements. We expect our OOE to increase in the foreseeable future due to expected growth, our continued strategy to develop new vertical products, and additional costs associated with our continued efforts to improve our systems, processes, and internal controls. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Q3 2018 - Q3 2017 Commentary
Other operating expenses were $155 million for the third quarter of 2018, an increase of $22 million compared to the same period in 2017. Specific costs varied as follows:
Total compensation costs increased $18 million, or 21%, primarily due to:

▪	an increase of $24 million due primarily to increased headcount in various customer service functions and general administrative functions to support process improvement initiatives,

▪
partially offset by a decrease of $6 million in commission expense with the adoption of ASC Topic 606 in the first quarter of 2018. Refer to Note 1 in Item 1 of this Form 10-Q for additional details surrounding the impact of this adoption.

Marketing costs increased $5 million due to the launch of our new marketing and branding campaign.
YTD 2018 - YTD 2017 Commentary
Other operating expenses were $429 million for the nine months ended September 30, 2018, an increase of $17 million compared to the same period in 2017. Specific costs varied as follows:
Total compensation costs increased $21 million, or 8%, primarily due to an increase of $42 million resulting from additional headcount, offset by a decrease of $21 million in commission expense.
Other Income (Expense)
Other income (expense) in the third quarter of 2018 and the nine months ended September 30, 2018 decreased $3 million compared to the same periods in 2017. Specific income (expense) items for the third quarter of 2018 and nine months ended September 30, 2018 varied as follows:

•
For the third quarter of 2018, interest and dividend income increased $2 million due to an increase in yields from investing activities we initiated in the second quarter of 2018 in an effort to maximize return on our cash balances.

•
For the nine months ended September 30, 2018, interest and dividend income increased $6 million due to an increase in yields from investing activities, partially offset by $2 million increase in interest expense associated with the write-off of debt issuance costs related to the refinancing of our previous terms loans, as compared to the same period in 2017.

Provision for Income Taxes
Our effective income tax rate was 16% and 26% for the three months ended September 30, 2018 and 2017, respectively, and 18% and 28% for the nine months ended September 30, 2018 and 2017, respectively. These decreases are primarily due to a reduction in the federal corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (TCJA), additional tax benefits from a decrease in uncertain tax positions, an increase in tax credits and an increase in excludable income for state tax purposes. These benefits are partially offset by a decrease in excess tax benefits related to stock-based compensation and a one-time qualified production activities deduction for certain software offerings recorded in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
Liquidity
We report our liquidity separately between WSE-related assets and liabilities and our corporate assets and liabilities. We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our clients, creditors and debt holders. Our liquid assets are as follows:

	September 30, 2018			December 31, 2017
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets
WSE-related assets	$—	$403	$403	$—	$360	$360
Cash and cash equivalents	237	—	237	336	—	336
Restricted cash, cash equivalents and investments	15	606	621	15	1,265	1,280
All other current assets	76	—	76	15	—	15
Current assets	$328	$1,009	$1,337	$366	$1,625	$1,991

Current liabilities
WSE-related liabilities	$—	$1,009	$1,009	$—	$1,618	$1,618
All other current liabilities	102	—	102	139	—	139
Current liabilities	$102	$1,009	$1,111	$139	$1,618	$1,757

Working capital	$226	$—	$226	$227	$7	$234
Working capital for WSE-related assets and liabilities
We present our WSE-related assets and liabilities separately from our corporate assets and liabilities on our condensed consolidated balance sheets to better distinguish those assets and liabilities held by us to satisfy WSE-related obligations. WSE-related assets and liabilities primarily consist of current assets and current liabilities, respectively, resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored insurance programs, and other benefit programs.
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
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining collateral funds in restricted cash, cash equivalents and investments. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust the balance when facts and circumstances change. We regularly review our collateral balances with our insurance carriers and anticipate funding further collateral based upon our capital requirements. We classify our restricted cash, cash equivalents and investments as current and noncurrent assets to match against the anticipated payment of claims.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Working capital for corporate purposes
We use the remaining available cash and cash equivalents and cash from operations to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Corporate working capital as of September 30, 2018 remained flat compared to December 31, 2017.
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
Each of our 2018 Term Loan and our 2018 Revolver mature in June 2023 and bear interest, at our option, either at a LIBOR rate, or the prime lending rate, plus an applicable margin subject to change in the future based on our leverage ratio, as set forth in our 2018 Credit Agreement. As of September 30, 2018, $420 million was outstanding under our 2018 Term Loan and the full amount of our 2018 Revolver, less approximately $16 million representing an undrawn letter of credit, was available.
Cash Flows

In January 2018, we adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which significantly impacted our net cash provided by (used in) operating activities as changes in our restricted cash and cash equivalents balances are no longer included within operating cash activities.
The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in millions)	2018			2017
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities (1)	$184	$(660)	$(476)	$205	$(346)	$(141)
Investing activities	(169)	—	(169)	(15)	—	(15)
Financing activities	(62)	—	(62)	(65)	—	(65)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(47)	$(660)	$(707)	$125	$(346)	$(221)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$476	$1,262	$1,738	$278	$955	$1,233
End of period	$429	$602	$1,031	$403	$609	$1,012

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(99)	$—	$(99)	$80	$—	$80
Restricted	52	(660)	(608)	45	(346)	(301)

(1)	Prior year balances were retrospectively adjusted for Accounting Standards Update (ASU) 2016-18.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Activities
Components of net cash used in operating activities are as follows:

	Nine Months Ended September 30,
(in millions)	2018			2017
	Corporate	WSE	Total	Corporate	WSE	Total
Net income	$163	$—	$163	$112	$—	$112
Depreciation and amortization	36	—	36	26	—	26
Stock-based compensation expense	31	—	31	21	—	21
Payment of interest	(13)	—	(13)	(12)	—	(12)
Income tax payments, net	(33)	—	(33)	—	—	—
Collateral paid to insurance carriers, net	(1)	—	(1)	(3)	—	(3)
Changes in other operating assets	10	(51)	(41)	33	(5)	28
Changes in other operating liabilities	(9)	(609)	(618)	28	(341)	(313)
Net cash provided by (used in) operating activities (1)	$184	$(660)	$(476)	$205	$(346)	$(141)

(1)	Prior year balances were retrospectively adjusted for Accounting Standards Update (ASU) 2016-18.

Net cash used in operating activities from WSE-related activities was primarily driven by the timing of client payments, payroll amounts, collateral funding and insurance claim activities. Cash used in operating activities for WSE purposes increased by $314 million during the nine months ended September 30, 2018, compared to the same period in 2017, and was primarily driven by payments of payroll taxes and related liabilities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our WSE-related obligations through restricted cash.

Cash provided by corporate operating activities decreased $21 million in the first nine months of 2018 compared to the same period in 2017 and was driven by the timing of corporate income tax payments as well as payments to vendors. The overall decrease was partially offset by a 46% increase in our net income.

We expect our tax payments to continue to increase in 2018 due to our inability to defer taxes as a result of new restrictions in the TCJA.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2018 and 2017, respectively, primarily consisted of purchases of investments partially offset by proceeds from the sale and maturity of restricted investments, and cash paid for capital expenditures.

	Nine Months Ended September 30,
(in millions)	2018	2017
Investments:
Purchases of investments	$223	$—
Proceeds from sale of investments	(54)	—
Proceeds from maturity of investments	(33)	(14)
Cash used in investments	$136	$(14)

Capital expenditures:
Software and hardware	$21	$23
Office furniture, equipment and leasehold improvements	12	6
Cash used in capital expenditures	$33	$29

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investments
During the nine months ended September 30, 2018, we invested a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheet as investments. As of September 30, 2018, we had approximately $168 million in investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities in U.S. long-term treasuries. These investments are classified on our balance sheet included as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. As of September 30, 2018, we held approximately $802 million of restricted cash, cash equivalents and investments in noncurrent and current accounts, of which approximately $5 million is in U.S. long-term treasuries.
As of September 30, 2018, we held approximately $1.2 billion in cash, cash equivalents and investments. Refer to Note 2 in Item 1 in this Form 10-Q for a summary of these funds.
Capital Expenditures
During the nine months ended September 30, 2018 and 2017, we continued to make investments in software and hardware, enhanced existing products and platforms, and implemented legacy platform migrations. We also incurred expenses related to the build out of our corporate headquarters and our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2018 and 2017 consisted of our debt and equity related activities.

	Nine Months Ended September 30,
(in millions)	2018	2017
Financing activities
Repurchase of common stock, net of issuance	$53	$36
Repayment of borrowings	15	29
Net proceeds from issuance of notes payable	(6)	—
Cash used in financing activities	$62	$65
In the nine months ended September 30, 2018 we refinanced our 2014 Term Loans with our 2018 Term loan as discussed above. For additional information refer to Note 7 in item 1 of this Form 10-Q.
Our board of directors authorizes common stock repurchases through an ongoing program initiated in May 2014, primarily to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the nine months ended September 30, 2018, we repurchased 895,699 shares of our common stock for approximately $47 million through our stock repurchase program. As of September 30, 2018, approximately $90 million remained available for repurchase under all authorizations by our board of directors.
Covenants
Our 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates. It also contains financial covenants requiring us to maintain certain minimum interest coverage and maximum total leverage ratios, as set forth in our 2018 Credit Agreement. These covenants took effect on June 30, 2018. We were in compliance with these financial covenants under the credit facilities at September 30, 2018. For more details on the covenants under our 2018 Credit Agreement, refer to Note 7 in Item 1 of this Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Obligations
The following table summarizes our significant contractual obligations associated with our debt refinance at September 30, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years
Debt obligations (1)	$489	$38	$74	$377

(1)	Includes principal and the projected interest payments of our term loans, refer to Note 7 in Item 1 of this Form 10-Q for details.
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
In the first quarter of 2018 our board of directors approved a corporate investment policy that defines our investable cash in instruments that meet certain credit quality, liquidity, diversification and other requirements. We believe that our exposure to losses resulting from credit risk is not significant. A sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2018, a hypothetical 100 basis point increase or decrease in interest rates across all maturities would result in a $2 million incremental increase or decrease in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. The risk of rate changes on investment balances was not significant at September 30, 2018.
In June 2018, we refinanced our term loans which would have matured in July 2019 and replaced them with a term loan maturing in 2023. At September 30, 2018, after this refinancing, we had total outstanding indebtedness of $420 million, of which $22 million is due within 12 months. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of September 30, 2018 to increase or decrease by $4 million on an annualized basis, respectively.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share data)	September 30, 2018		December 31, 2017
Assets
Current assets:
Cash and cash equivalents		$237		$336
Investments		38		—
Restricted cash, cash equivalents and investments		621		1,280
Worksite employee related assets:
Unbilled revenue (net of advance collections of $39 and $12 at September 30, 2018 and December 31, 2017, respectively)	$306		$297
Accounts receivable	5		20
Prepaid insurance premiums and other insurance related receivables (net of health benefit loss reserves of $45 and $0 at September 30, 2018 and December 31, 2017, respectively	47		26
Other payroll assets	45		17
Worksite employee related assets		403		360
Prepaid expenses and other current assets		38		15
Total current assets		1,337		1,991
Investments, noncurrent		130		—
Restricted cash, cash equivalents and investments, noncurrent		181		162
Workers' compensation collateral receivable		40		39
Property and equipment, net		78		70
Goodwill and other intangible assets, net		311		315
Other assets		27		16
Total assets		$2,104		$2,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities		$43		$59
Accrued corporate wages		37		40
Notes payable		22		40
Worksite employee related liabilities:
Accrued wages	$326		$289
Client deposits	35		52
Payroll tax liabilities and other payroll withholdings	419		1,034
Health benefits loss reserves (net of prepayments of $0 and $19 at September 30, 2018 and December 31, 2017, respectively)	144		151
Workers' compensation loss reserves (net of collateral paid of $4 and $6 at September 30, 2018 and December 31, 2017, respectively)	68		67
Insurance premiums and other payables	17		25
Worksite employee related liabilities		1,009		1,618
Total current liabilities		1,111		1,757
Notes payable, noncurrent		396		383
Workers' compensation loss reserves (net of collateral paid of $14 and $17 at September 30, 2018 and December 31, 2017, respectively)		159		165
Deferred income taxes		72		68
Other liabilities		16		14
Total liabilities		1,754		2,387
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock ($0.000025 par value per share; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017)		—		—
Common stock and additional paid-in capital ($0.000025 par value per share; 750,000,000 shares authorized; 70,508,389 and 69,818,392 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)		623		583
Accumulated deficit		(273)		(377)
Total stockholders’ equity		350		206
Total liabilities and stockholders’ equity		$2,104		$2,593
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2018	2017	2018	2017
Professional service revenues	$119	$112	$363	$341
Insurance service revenues	756	706	2,223	2,086
Total revenues	875	818	2,586	2,427
Insurance costs	647	613	1,918	1,822
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	58	50	166	157
Sales and marketing	52	44	132	139
General and administrative	33	28	95	82
Systems development and programming	12	11	36	34
Depreciation	10	8	26	20
Amortization of intangible assets	1	1	4	4
Total costs and operating expenses	813	755	2,377	2,258
Operating income	62	63	209	169
Other income (expense):
Interest expense, bank fees and other, net	(2)	(5)	(10)	(13)
Income before provision for income taxes	60	58	199	156
Income tax expense	9	15	36	44
Net income	$51	$43	$163	$112
Comprehensive income	$51	$43	$163	$112

Net income per share:
Basic	$0.73	$0.62	$2.32	$1.62
Diluted	$0.71	$0.60	$2.25	$1.57
Weighted average shares:
Basic	70,556,877	69,498,218	70,353,597	69,016,054
Diluted	72,599,944	71,499,591	72,388,598	71,138,743

See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Operating activities
Net income	$163	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	26
Stock-based compensation	31	21
Changes in operating assets and liabilities:
Prepaid income taxes	1	42
Prepaid expenses and other current assets	(24)	(1)
Workers' compensation collateral receivable and other noncurrent assets	(10)	(7)
Accounts payable and other current liabilities	(9)	7
Accrued corporate wages	(4)	1
Workers' compensation loss reserves and other noncurrent liabilities	—	4
Worksite employee related assets	(51)	(5)
Worksite employee related liabilities	(609)	(341)
Net cash used in operating activities	(476)	(141)
Investing activities
Purchases of marketable securities	(223)	—
Proceeds from sale of marketable securities	54	—
Proceeds from maturity of marketable securities	33	14
Acquisitions of property and equipment	(33)	(29)
Net cash used in investing activities	(169)	(15)
Financing activities
Repurchase of common stock	(47)	(39)
Proceeds from issuance of common stock on exercised options	6	9
Proceeds from issuance of common stock on employee stock purchase plan	3	2
Awards effectively repurchased for required employee withholding taxes	(15)	(8)
Proceeds from issuance of notes payable, net	210	—
Payments for extinguishment of debt	(204)	—
Repayment of notes payable	(15)	(29)
Net cash used in financing activities	(62)	(65)
Net decrease in cash and cash equivalents, unrestricted and restricted	(707)	(221)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,738	1,233
End of period	$1,031	$1,012

Supplemental disclosures of cash flow information
Interest paid	$13	$12
Income taxes paid, net	33	—
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$2
Supplemental schedule of cash and cash equivalents
Net increase (decrease) in unrestricted cash and cash equivalents	$(99)	$80
Net decrease in restricted cash and cash equivalents	(608)	(301)
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
Basis of Presentation
These unaudited condensed consolidated financial statements (Financial Statements) and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and the nine months ended September 30, 2018 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
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
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new customers onboarded as we expect to recover these costs through future service fees. Such assets will be amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, such commission will be capitalized and amortized over the estimated average client tenure. If the commission for both initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. When the amortization period is less than one year, we apply practical expedient to expense sales commissions in sales and marketing expenses in the period incurred. The below table summarizes the amounts capitalized and amortized during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(in millions)	Capitalized	Amortized	Capitalized	Amortized
Deferred commission costs	$8	$2	$24	$3
Certain commission plans will pay a commission on estimated professional service revenues over the first 12 months of the contract with customers. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization.
We do not have material contract assets and contract liabilities as of September 30, 2018. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting unfunded payroll is recognized as accounts receivable on the accompanying consolidated balance sheets. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits.

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
The impact from the adoption of ASC Topic 606 to our condensed consolidated income statements and balance sheets is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions, except per share data)	As Reported	Balance Using Previous Standard	Increase (Decrease)	As Reported	Balance Using Previous Standard	Increase (Decrease)
Income statement
Revenue
Professional service revenues	$119	$120	$(1)	$363	$362	$1
Total revenues	875	876	(1)	2,586	2,585	1
Expense
Sales and marketing expense
Commissions expense	6	13	(7)	17	38	(21)
Total expense	813	819	(6)	2,377	2,398	(21)
Income before provision for income taxes	60	55	5	199	177	22
Income tax expense	9	8	1	36	31	5
Net income	51	47	4	163	146	17
Basic earnings per share	0.73	0.68	0.05	2.32	2.09	0.23
Diluted earnings per share	$0.71	$0.66	$0.05	$2.25	$2.03	$0.22

FINANCIAL STATEMENTS

	September 30, 2018
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Cash and cash equivalents	$237	$245	$(8)
Restricted cash, cash equivalents and investments	621	613	8
Unbilled revenue (net of advance collections)	306	314	(8)
Prepaid expenses and other current assets	38	29	9
Other assets	27	16	11
Liabilities
Accounts payable and other current liabilities	43	46	(3)
Deferred income taxes	72	70	2
Other liabilities	16	20	(4)
Equity
Retained earnings	$(273)	$(290)	$17
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
Recently issued accounting pronouncements
Lease arrangements - In February 2016, the FASB issued ASU 2016-02-Leases (ASC 842) and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) to supersede existing guidance on accounting for leases in ASC 840, Leases (ASC 840). Topic 842 requires us to recognize on our balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing the lessee's right to use, or control the use of a specified asset for the lease term for any operating lease with a term greater than one year. This standard is effective for annual and interim reporting periods beginning after December 15, 2018.
We will adopt the new standard effective January 1, 2019 using the alternative transition method, under which we will recognize the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019 with unchanged comparative periods.
Additionally, we plan to elect the practical expedient approach and we will not reassess whether any contracts that existed prior to adoption have or contain leases. We will continue to classify initial indirect costs of existing leases as part of our existing leases.
Based on our evaluation to-date, we are not a lessor and have no capitalized leases. Our leases primarily consist of leases for office space. Our process is still in progress but we anticipate that we will have changes to the way we recognize, present and disclose our operating leases in our consolidated financial statements.
We are still in the process of quantifying the impact at this time, but anticipate this standard will have a material impact on our condensed consolidated balance sheet with material increases in long-term and current assets and long-term and current lease liabilities associated with our property leases representing our nationwide office locations. We do not anticipate a material impact on our condensed consolidated statements of operations, as the majority of our leases will remain operating leases for which the right-of-use assets amortization will be similar to previously required straight-line expense treatment for operating leases. The adoption of Topic 842 will not have an impact on the financial covenants set forth in our credit agreement.

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
Our total cash, cash equivalents and investments are summarized below:

	September 30, 2018				December 31, 2017
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$237	$—	$—	$237	$336	$—	$—	$336
Investments	—	38	—	38	—	—	—	—
Restricted cash, cash equivalents and investments
Insurance carriers security deposits	15	—	—	15	15	—	—	15
Payroll funds collected	441	—	—	441	1,095	—	—	1,095
Collateral for health benefits claims	75	—	—	75	69	—	—	69
Collateral for workers' compensation claims	87	1	—	88	98	1	—	99
Collateral to secure standby letter of credit	—	—	2	2	—	—	2	2
Total restricted cash, cash equivalents and investments	618	1	2	621	1,277	1	2	1,280
Investments, noncurrent	—	130	—	130	—	—	—	—
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	176	5	—	181	125	37	—	162
Total	$1,031	$174	$2	$1,207	$1,738	$38	$2	$1,778

FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS
All of our investment securities that have a contractual maturity date greater than three months are classified as available-for-sale (AFS). The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our investments as of September 30, 2018 and December 31, 2017 are presented below:

	September 30, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$35	$—	$—	$35
Corporate bonds	86	—	—	86
U.S. government agencies and government- sponsored agencies	8	—	—	8
U.S. treasuries	34	—	—	34
Exchange traded fund	1	—	—	1
Other debt securities	10	—	—	10
Total	$174	$—	$—	$174

	December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$37	$—	$—	$37
Exchange traded fund	1	—	—	1
Total	$38	$—	$—	$38
Investments in a continuous unrealized loss position for less than 12 months and 12 months or more as of September 30, 2018 and December 31, 2017 are presented below.

	September 30, 2018
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$26	$—	$—	$—	$26	$—
Corporate bonds	72	—	—	—	72	—
U.S. government agencies and government-sponsored agencies	7	—	—	—	7	—
U.S. treasuries	31	—	—	—	31	—
Exchange Traded Fund	1	—	—	—	1	—
Other debt securities	8	—	—	—	8	—
Total	$145	$—	$—	$—	$145	$—

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$5	$—	$24	$—	$29	$—
Total	$5	$—	$24	$—	$29	$—

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

	September 30, 2018
(in millions)	One year or less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Fair Value
Asset-backed securities	$3	$29	$3	$—	$35
Corporate bonds	32	54	—	—	86
U.S. government agencies and government-sponsored agencies	1	2	—	5	8
U.S. treasuries	7	27	—	—	34
Other debt securities	—	1	—	9	10
Total	$43	$113	$3	$14	$173

	December 31, 2017
(in millions)	One year or less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Fair Value
U.S. treasuries	$—	$37	$—	$—	$37
Total	$—	$37	$—	$—	$37
We had immaterial gross realized gains and losses from sales of investments for the three and nine months periods ended September 30, 2018 and 2017.
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

FINANCIAL STATEMENTS

NOTE 4. WORKERS' COMPENSATION LOSS RESERVES
The following table summarizes the workers’ compensation loss reserve activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Total loss reserves, beginning of period	$244	$255	$255	$255
Incurred
Current year	20	22	59	70
Prior years	(4)	(4)	(17)	(3)
Total incurred	16	18	42	67
Paid
Current year	(6)	(4)	(8)	(9)
Prior years	(9)	(20)	(44)	(64)
Total paid	(15)	(24)	(52)	(73)
Total loss reserves, end of period	$245	$249	$245	$249
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	September 30, 2018	December 31, 2017
Total loss reserves, end of period	$245	$255
Collateral paid to carriers and offset against loss reserves	(18)	(23)
Total loss reserves, net of carrier collateral offset	$227	$232

Payable in less than 1 year (net of collateral paid to carriers of $4 and $6 at September 30, 2018 and December 31, 2017, respectively)	$68	$67
Payable in more than 1 year (net of collateral paid to carriers of $14 and $17 at September 30, 2018 and December 31, 2017, respectively)	159	165
Total loss reserves, net of carrier collateral offset	$227	$232
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended September 30, 2018, there were no material changes from the same period in 2017. For the nine months ended September 30, 2018, the favorable development was primarily due to lower than expected severity of reported claims associated with office and non-office worker WSEs in recent accident years.
We had $63 million of collateral held by insurance carriers as of September 30, 2018 and December 31, 2017, of which $18 million and $23 million, respectively, was offset against workers' compensation loss reserves as the agreements permit and are net settled of insurance obligations against collateral held. Collateral paid to each carrier for a policy year in excess of our loss reserves is recorded as workers' compensation collateral receivable.

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
Our financial assets recorded at fair value on a recurring basis comprise of cash equivalents, available-for-sale marketable securities and certificates of deposits. We measure certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and our other current financial liabilities, including cash and cash equivalents, restricted cash and cash equivalents, WSE related assets and liabilities excluding insurance loss reserves, line of credit and accrued corporate wages, have fair values that approximate their carrying value due to their short-term nature.
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
We use an independent pricing source to determine the fair value of our available-for-sale securities included as Level 2. For purposes of valuing our securities, the independent pricing source utilizes the following market approach by investment class:

•	Money market funds are valued on a spread or discount rate basis,

•	Asset-backed securities are valued using historical and projected prepayments speed and loss scenarios and spreads obtained from the new issue market, dealer quotes and trade prices,

•	U.S. treasuries, corporate bonds, and other debt securities are priced based on dealer quotes from multiple sources, and

•	U.S. government agencies and government sponsored agencies are priced using LIBOR/swap curves, credit spreads and interest rate volatilities.
We have not adjusted the prices obtained from the independent pricing service and we believe the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price).
We did not have any Level 3 financial instruments as of September 30, 2018 and December 31, 2017. There were no transfers between levels as of September 30, 2018 and December 31, 2017.

FINANCIAL STATEMENTS

Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of September 30, 2018 and December 31, 2017.

(in millions)	Level 1	Level 2	Total
September 30, 2018
Cash equivalents:
Money market funds	$3	$—	$3
Total cash equivalents	3	—	3
Investments:
Asset-backed securities	—	35	35
Corporate bonds	—	86	86
U.S. government agencies and government-sponsored agencies	—	8	8
U.S. treasuries	—	29	29
Other debt securities	—	10	10
Total investments	—	168	168
Restricted cash equivalents:
Money market mutual funds	241	—	241
Commercial paper	20	—	20
Total restricted cash equivalents	261	—	261
Restricted investments:
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	7	8
Total investments and restricted cash equivalents and investments	$265	$175	$440

December 31, 2017
Restricted cash equivalents:
Money market mutual funds	$199	$—	$199
Commercial paper	21	—	21
Total restricted cash equivalents	220	—	220
Restricted investments:
U.S. treasuries	37	—	37
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	38	2	40
Total restricted cash equivalents and investments	$258	$2	$260

FINANCIAL STATEMENTS

Fair Value of Financial Instruments Disclosure
Notes Payable
The carrying value of our notes payable at September 30, 2018 and December 31, 2017 was $420 million and $425 million, respectively. The estimated fair values of our notes payable at September 30, 2018 and December 31, 2017 were $419 million and $428 million, respectively. On September 30, 2018 we changed our methodology of estimating the fair values of our notes payable to a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement. The valuation at December 31, 2017 is considered Level 2 in the hierarchy for fair value measurement and is based on quoted market prices.
NOTE 6. STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
Our 2009 Equity Incentive Plan (2009 Plan) provides for the grant of stock awards, including stock options, restricted stock units (time-based and performance-based), restricted stock awards (time-based and performance-based) and other equity awards. The number of shares available for grant under this 2009 Plan as of September 30, 2018 was approximately 12 million.
The following table summarizes stock option activity under our 2009 Plan for the nine months ended September 30, 2018:

Number of Shares
Balance at December 31, 2017	1,296,863
Exercised	(540,292)
Forfeited	(17,846)
Balance at September 30, 2018	738,725
Exercisable at September 30, 2018	710,467
The aggregate intrinsic value of stock options outstanding was $32 million and $41 million as of September 30, 2018 and December 31, 2017, respectively.
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
For non-new hire equity awards our RSAs and restricted stock units (RSUs) are eligible to vest in equal installments on a quarterly basis over four years, subject to continued employment through the applicable vesting dates. The PRSAs are earned based on the extent to which we meet or exceed certain annual growth rate percentages. Our PRSAs granted in 2018 are designed with a single-year performance period subject to subsequent multi-year vesting requirements. Fifty percent of the shares earned (if any) during performance period (January 1, 2018 to December 31, 2018) will vest on December 31, 2019 and the remaining shares earned (if any) will vest on December 31, 2020. The following tables summarize RSU, performance-based restricted stock unit (PSU), RSA, and PRSA activity under our 2009 Plan for the nine months ended September 30, 2018:

FINANCIAL STATEMENTS

	RSUs		PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	2,249,661	$24.83	453,674	$30.72
Granted	608,582	47.66	23,842	47.61
Vested	(800,560)	25.79	(82,066)	33.51
Forfeited	(254,459)	27.25	(65,557)	31.60
Nonvested at September 30, 2018	1,803,224	$31.77	329,893	$31.08

	RSAs		PRSAs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	—	$—	—	$—
Granted	116,559	49.12	256,224	48.98
Vested	(9,122)	47.61	—	—
Nonvested at September 30, 2018	107,437	$49.25	256,224	$48.98
Stock-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Cost of providing services	$3	$2	$7	$6
Sales and marketing	2	2	6	4
General and administrative	6	3	15	8
Systems development and programming costs	1	1	3	3
Total stock-based compensation expense	$12	$8	$31	$21
Income tax benefit related to stock-based compensation expense	$3	$3	$8	$8
Tax benefit realized from stock options exercised and similar awards	$3	$6	$16	$22
Stock Repurchases
The board of directors authorizes common stock repurchases through an ongoing program initiated in May 2014. During the nine months ended September 30, 2018, we repurchased 895,699 shares of common stock for approximately $47 million. As of September 30, 2018, approximately $90 million remained available for further repurchases of our common stock under our ongoing stock repurchase program under all authorizations from our board of directors.

FINANCIAL STATEMENTS

NOTE 7. NOTES PAYABLE
As of September 30, 2018 and December 31, 2017, notes payable consisted of the following:

(in millions)	September 30, 2018	December 31, 2017	Contractual Interest Rate		Effective Interest Rate	Maturity Date
Term Loan A	$—	$303				July 2019
Term Loan A-2	—	122				July 2019
2018 Term Loan A	420	—	3.92%	(1)	4.02%	June 2023
Total term loans	420	425
Deferred loan costs	(2)	(2)
Less: current portion	(22)	(40)
Notes payable, noncurrent	$396	$383

(1)
Bears interest at LIBOR plus 1.625% or the prime rate plus 0.625% at our option in the first full fiscal quarter of the term loan, thereafter subject to certain rate adjustments based on our total leverage ratio. As of September 30, 2018, the interest rate was based on LIBOR plus 1.625%.

In June 2018 we refinanced approximately $415 million of, and repaid in full, our outstanding A and A-2 term loans (together, our 2014 Term Loans) under our previous credit agreement (our 2014 Credit Agreement). Our 2014 Term Loans were replaced with a $425 million term loan A (our 2018 Term Loan) under our new credit agreement (our 2018 Credit Agreement). We also replaced our previous $75 million revolving credit facility established under our 2014 Credit Agreement with a $250 million revolving credit facility under our 2018 Credit Agreement (our 2018 Revolver), which will be used solely for working capital and other general corporate purposes. As part of this approximately $415 million refinancing transaction, $204 million was recorded as an extinguishment, and $211 million was rolled over into the 2018 Term Loan and was treated as a debt modification. As of September 30, 2018, $420 million was outstanding under our 2018 Term Loan and the full amount of our 2018 Revolver, less approximately $16 million representing an undrawn letter of credit, was available.
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
The remaining balance of our 2018 Term Loan will be repaid in quarterly installments in aggregate annual amounts as follows (in millions):

	Year ending December 31,
	2018	2019	2020	2021	2022	Thereafter
Term loan repayments	$6	$22	$22	$22	$22	$326
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
The financial covenants under our 2018 Credit Agreement require us to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 at each quarter end and a maximum total leverage ratio of 3.50 to 1.00. In the event of an acquisition the maximum ratio can be raised to 4.00 to 1.00 for four consecutive quarters. We were in compliance with these financial covenants under the credit facilities at September 30, 2018.
NOTE 8. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income	$51	$43	$163	$112
Weighted average shares of common stock outstanding	71	69	70	69
Basic EPS	$0.73	$0.62	$2.32	$1.62

Net income	$51	$43	$163	$112
Weighted average shares of common stock	71	69	70	69
Dilutive effect of stock options and restricted stock units	2	2	2	2
Weighted average shares of common stock outstanding	73	71	72	71
Diluted EPS	$0.71	$0.60	$2.25	$1.57

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	—	—	1	2
NOTE 9. INCOME TAXES
Our effective income tax rate was 16% and 26% for the three months ended September 30, 2018 and 2017, respectively, and 18% and 28% for the nine months ended September 30, 2018 and 2017, respectively. These decreases are primarily due to a reduction of the federal corporate income tax rate from 35% to 21% pursuant to the Tax Cuts and Jobs Act (TCJA), tax benefits from a decrease in uncertain tax positions, an increase in tax credits and an increase in excludable income for state tax purposes. These benefits are partially offset by a decrease in excess tax benefits related to stock based compensation and a one-time qualified production activities deduction for certain software offerings recorded in the prior year.
During the nine months ended September 30, 2018, there was a de minimis change in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. Our unrecognized tax benefits are expected to change by $1 million during the next 12 months due to lapse of federal and state statute of limitations.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2012. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. This issue is being resolved through the litigation process. TriNet and the IRS filed cross motions for summary judgment in this matter in federal district court on February 27, 2018. On September 17, 2018, the district court granted our motion for summary judgment and denied the government’s motion. We are presently working with the IRS to stipulate to a judgment amount in TriNet’s favor, which we expect will be filed some time in November. The IRS will then have 60 days after entry of the judgment to file a notice of appeal of the district court’s decision, should they choose to do so. We will continue to vigorously defend our position through the litigation process, including the appeal, if necessary. We anticipate our recovery of the refund to likely be less than the total amount in dispute.

FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease office facilities, including our headquarters and other facilities, and equipment under non-cancellable operating leases. For detail of these commitments refer to Note 13 in Part II, Item 8 in our 2017 Form 10-K.
During the third quarter of 2018 we modified an existing lease for a total commitment of approximately $15 million over 10 years.

Credit Facilities
We maintain a $250 million revolving credit facility which includes capacity for a $20 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $234 million as of September 30, 2018.

The terms of the credit agreement governing the revolving credit facility require us to maintain certain financial ratios at each quarter end. We were in compliance with these covenants at September 30, 2018.

We also have a $5 million line of credit facility to secure standby letters of credit related to our workers' compensation obligations. At September 30, 2018, the total unused portion of the credit facility was $3 million.
Standby Letters of Credit
We have two standby letters of credit totaling $18 million provided as collateral for our workers’ compensation obligations. At September 30, 2018, the facilities were not drawn down.
Contingencies
In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc., et. al., under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The complaint was later amended in April 2016 and again in March 2017. On December 18, 2017, the district court granted TriNet’s motion to dismiss the amended complaint in its entirety, without leave to amend. Plaintiff filed a notice of appeal of the district court’s order on January 17, 2018. Plaintiff-Appellant filed his opening appeal brief before the Ninth Circuit Court of Appeals on April 27, 2018. TriNet filed a responsive brief on June 28, 2018. Plaintiff-Appellant filed his reply brief on August 20, 2018. We are now waiting for the Ninth Circuit to schedule a hearing date, which could be 15 to 30 months from the date of appeal (a hearing date between April 2019 and July 2020 is likely). We see no basis for a reversal of the district court’s decision. We are unable to reasonably estimate the possible loss or expense, or range of losses and expenses, if any, arising from this litigation.
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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
July 1 - July 31, 2018	102,749	$55.73	94,200	$101
August 1 - August 31, 2018	193,220	$57.36	111,700	$95
September 1 - September 30, 2018	95,195	$55.43	95,000	$90
Total	391,164		300,900

(1)	Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.

(2)	We repurchased a total of approximately $17 million of our outstanding common stock during the three months ended September 30, 2018.

As of September 30, 2018, we had approximately $90 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases are subject to certain restrictions under the terms of our 2018 Credit Agreement. For more information about our 2018 Credit Agreement and our stock repurchases, refer to Notes 6 and 7 in Part I, Item 1 of this Form 10-Q.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

OTHER INFORMATION

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Transition Agreement, dated as of August 16, 2018 between TriNet Group, Inc. and Brady Mickelsen					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRINET GROUP, INC.

Date: October 29, 2018	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: October 29, 2018	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: October 29, 2018	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer