Form 10-K
period 2018-12-31
TRINET GROUP INC
filed 2019-02-14
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2018, was $2.5 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 7, 2019 was 70,170,155.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 9, 2019, are incorporated by reference into Part III of this Form 10-K.

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year End December 31, 2018

GLOSSARY

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part 1, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
ASC	Accounting standards codification
ASU	Accounting standards update
CCPA	California Consumer Privacy Act of 2018
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COSO	Committee of Sponsoring Organizations of Treadway Commission
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESAC	Employer Services Assurance Corporation
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH Act	Health Information Technology for Economic and Clinical Health Act of 2009
HR	Human Resources
IBNP	Incurred but not yet reported
IBNR	Incurred but not reported
IGP	Indemnity Guarantee Payment
IRS	Internal Revenue Service
ISR	Insurance service revenues
LDF	Loss development factor
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NISR	Net Insurance Service Revenues
NSR	Net service revenues
OE	Operating expenses
PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PFC	Payroll funds collected
PHI	Protected Health Information
PSR	Professional service revenues

GLOSSARY

RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P 500	Standard and Poor's 500 Stock Index
SD&P	Systems development and programming
SEC	Securities and Exchange Commission
SMB	Small to midsize business
SOX	Sarbanes-Oxley Act of 2002
TCJA	Tax Cuts and Jobs Act of 2017
U.S.	United States
UTP	Uncertain tax position
WSE	Worksite employee

BUSINESS

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report, the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Annual Report on Form 10-K (Form 10-K) contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “impact,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the growth of our customer base, our ability to roll out additional offerings as and when planned, our planned improvements to our technology platform, our ability to drive operating efficiencies and improve the customer experience, the impact of any future changes to health care regulations, our ability and intention to pursue strategic acquisitions, the possibility and impact of future competitors entering our industry, our ability to execute on our vertical market strategy, the impact of our vertical approach, metrics that may be indicators of future financial performance, relative value of our benefit offerings versus those SMBs can independently obtain, the principal competitive drivers in our market, our plans to retain clients and manage client attrition, our ability to penetrate the market for human resources (HR) solutions for small to midsize businesses, our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA, the types of cyber security threats we may face, insurance cost variability, seasonal trends and variability, fluctuations in the period-to-period timing of when we incur certain operating expenses, and other expectations, outlooks and forecasts on our future business, operational and financial performance.
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
Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed throughout this Form 10-K, including those appearing under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, as well as in our periodic filings with the SEC. Those factors could cause our actual results to differ materially from our anticipated results.
The information provided in this Form 10-K is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-K speak only as of the date of this Form 10-K. We undertake no obligation to revise or update any of the information provided in this Form 10-K, except as required by law.

BUSINESS

PART I
Item 1. Business
TriNet is a leading provider of HR expertise, payroll services, employee benefits and employment risk mitigation services for SMBs. Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. For the year ended December 31, 2018, we processed $37.7 billion in payroll and payroll taxes for our clients and ended 2018 with approximately 16,900 clients with about 325,600 WSEs primarily in 48 states, the District of Columbia, and in Canada.
Our Products and Services
We deliver a comprehensive suite of products and services, which allows our clients to administer and manage various HR-related functions, including compensation and benefits, payroll processing, employee data, health insurance and workers' compensation programs, and other transactional HR needs using our technology platform and HR, benefits and compliance expertise.
We also leverage our scale and industry specific HR experience to design product and service offerings for SMBs in specific industries. We believe our industry-specific approach, which we call our vertical approach, is a key differentiator for us and creates additional value for our clients by allowing our product and service offerings to address the common HR needs in different client industries. For example, in 2018 we launched TriNet Professional Services to better support consulting, advertising, and other expertise-driven industries. As of December 31, 2018, we offer six industry-tailored vertical products, TriNet Financial Services, TriNet Life Sciences, TriNet Nonprofit, TriNet Technology, TriNet Main Street, and TriNet Professional Services.
Our comprehensive HR products and solutions include the following common capabilities:

HR EXPERTISE	ACCESS TO BENEFITS	PAYROLL SERVICES	RISK MITIGATION	TECHNOLOGY PLATFORM

HR Expertise
We use the collective insights and experience of our teams of HR, benefits, risk management and compliance professionals to help clients manage many of the administrative, regulatory and practical requirements associated with being employers. Our HR professionals and services help clients address a variety of HR issues, including employee onboarding and terminations, benefits enrollment and support, immigration and visa support, and support for certain types of tax credits. Depending on their needs, our clients and WSEs have access to varying levels of service and support from our HR professionals ranging from call center support for basic questions, to pooled HR resources, to onsite consulting and services. Our HR professionals also provide additional specialized HR consulting and services upon request.
Access to Benefits
We utilize our size and scale to provide our clients and WSEs access to a broad range of cost-effective, TriNet-sponsored employee benefit and insurance programs at a value that we believe most of our clients would be unable to obtain on their own. Our benefit and insurance programs are designed to comply with state, local, and federal regulations, and our benefit and insurance service offerings include plan design and administration, enrollment management, leave management, plan document distribution and WSE and client communications.
Under our benefit and insurance programs, we pay third-party insurance carriers for WSE insurance benefits and reimburse insurance carriers or third-party administrators for claims payments within our insurance deductible layer, where applicable.

BUSINESS

We sponsor and administer several fully insured employee benefit plans through a broad range of carriers, including group health, dental, vision, short- and long-term disability, and life insurance as an employer plan sponsor under Section 3(5) of ERISA. We also offer other benefit programs to our WSEs, including flexible spending accounts, health savings accounts, retirement benefits, COBRA benefits, individual life insurance, commuter benefits, home insurance, critical illness insurance, accident insurance, hospital indemnity, pet insurance, and auto insurance. For further discussion of our fully insured programs including policies where we reimburse our carriers for certain amounts relating to claims, refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Payroll Services
We help clients manage all aspects of their employee compensation by providing multi-state payroll processing and tax administration services and other payroll-related services, such as time and attendance management, time off and overtime tracking, and expense management solutions. Our clients and WSEs can access payroll and tax information and carry-out a variety of common HR transactions using our online and mobile tools. Our tax administration services include calculating, withholding and reporting certain federal, state and local payroll and unemployment taxes on behalf of clients and WSEs.
Risk Mitigation
Our HR professionals monitor employment-related regulatory developments at the local, state and federal levels to help our clients comply with employment laws and mitigate many of the risks associated with being an employer. Using our HR experience, we are able to provide guidance on a variety of employment regulations, from state and local laws like minimum wage, unemployment insurance, family and medical leave laws and anti-discrimination laws, to federal laws like the ACA.
We provide fully insured workers' compensation insurance coverage for our clients and WSEs through insurance policies that we negotiate with our third-party insurance carriers. We manage the deductible risk that we assume in connection with these policies by being selective in the types of businesses that we take on as new clients, and by monitoring claims data and the performance of our carriers and third-party claims management services and vendors. In addition, we advise clients on workers’ compensation best practices, including by performing workplace assessment consultations and assisting with client efforts to identify conditions or practices that might lead to employee injuries.
We also provide EPLI coverage for our clients through insurance policies that we obtain from a third-party EPLI carrier. These policies provide coverage for certain claims that arise in the course of the employment relationship, such as discrimination, harassment, and certain other employee claims, with a per-claim retention amount. The retention amount is split between the client and TriNet, with the client generally paying its portion of the retention amount first.
While we do not provide legal representation to our clients, our clients can benefit from the extensive experience of our employment law specialists and HR professionals who assist clients in implementing HR best practices to avoid employment practices liability claims to manage, process and respond to such claims. For claims covered by our EPLI, actual litigation defense is conducted by outside employment law firms with whom we and our EPLI carriers have previously negotiated rates, established billing guidelines and invoice review processes. We have also developed a case management protocol to efficiently and effectively defend such claims.
Technology Platform
Our technology platform includes online and mobile tools that allow our clients and WSEs to store, view, and manage core HR information and administer a variety of HR transactions, such as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration. In 2018, we continued to make significant investments in our technology platform to provide our users with improved functionality and HR management options, and we continued to retire legacy technology inherited from acquisitions. We intend to continue to invest in our technology platform to improve its functionality, ease of use and the overall user experience for our clients and WSEs. We believe the continued investment in and improvement of our technology platform will drive operating efficiencies and improve the customer experience.
We invested approximately $81 million, $74 million and $53 million, during 2018, 2017 and 2016, respectively, developing our technology platform.

BUSINESS

Our Co-Employment Model
We operate using a co-employment model, under which employment-related responsibilities are allocated by contract between us and our clients. This model allows WSEs to receive the full benefit of our services, including access to our sponsored employee benefit plan offerings. Each of our clients enters into a client service agreement with us that defines the suite of professional and insurance services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our clients as co-employers. The division of responsibilities under our client service agreements is typically as follows:
TriNet Responsibilities
We generally assume responsibility for, and manage certain risks associated with:

•
remittance to WSEs of salaries, wages and certain other compensation (as reported and paid to us by our client), related tax reporting and remittance to tax authorities, and processing of garnishment and wage deduction orders. Unlike a payroll service provider, we pay WSEs from our own bank accounts,

•	reporting of wages, withholding and deposit of associated payroll taxes as the employer for regulatory reporting and payroll tax returns,

•	provision and maintenance of workers' compensation insurance and workers' compensation claims processing,

•	provision of access to, and administration of, group health, welfare, and retirement benefits to WSEs under TriNet-sponsored insurance plans,

•	compliance with applicable law for certain employee benefits offered to WSEs,

•	processing of unemployment claims, and

•	provision of certain HR policies, including an employee handbook describing the co-employment relationship.
Client Responsibilities
Our clients are responsible for employment-related responsibilities that we do not specifically assume, generally including:

•	day-to-day management of their worksites and WSEs,

•	compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance,

•	accurate and timely reporting to TriNet of compensation and deduction information, including information relating to hours worked, rates of pay, salaries, wages and certain other compensation,

•	accurate and timely reporting to TriNet of information relating to workplace injuries, employee hires and termination, and certain other information relevant to TriNet’s services,

•	provision and administration of any employee benefits not provided by TriNet such as equity incentive plans,

•
compliance with all laws and regulations applicable to the clients' workplace and business, including work eligibility laws, laws relating to workplace safety or the environment, laws relating to family and medical leave, laws pertaining to employee organizing efforts and collective bargaining and employee termination notice requirements,

•	payment of TriNet invoices, which include salary, wages and other relevant compensation to WSEs and applicable employment taxes and service fees, and

•
all other matters for which TriNet does not assume responsibility under the client service agreement, such as intellectual property ownership and protection and liability for products produced and services provided by the client company to its own customers.

As a result of our co-employment relationship with each of our WSEs, we are liable for payment of salary, wages and certain other compensation to the WSEs as reported and paid to us by the client, and are responsible for providing specified employee benefits to such persons to the extent provided in each client service agreement and under federal and state law. In most instances, clients are required to remit payment prior to the applicable payroll date by wire transfer or ACH.

BUSINESS

We also assume responsibility for payment and liability for the withholding and remittance of federal and state income and employment taxes with respect to salaries, wages and certain other compensation paid to WSEs, although we reserve the right to seek recourse against our clients for any liabilities arising out of their conduct. We perform these functions as the statutory employer for federal employment tax purposes, since our clients transfer legal control over these payroll functions to us. The laws that govern the payment of salaries, wages and related payroll taxes for our WSEs are complex and the various federal, state and local laws that govern such payments can have significant differences. For example, except to the extent applicable federal and state laws otherwise provide, the client may be held ultimately liable for those obligations if we fail to remit taxes and the bonding security provided by the ESAC or other surety is not sufficient to satisfy the obligation.
Sales and Marketing
Our Sales Organization
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
Our Marketing Organization
Our marketing organization is charged with driving overall brand awareness, managing lead generation, creating and managing our website and other online properties, creating content for all of our outbound and inbound marketing efforts, media relations, and managing our sponsorships, major marketing events, and client communications. In 2018 our marketing team focused on strategic marketing, communications and branding initiatives, in part by launching a comprehensive company re-branding and marketing campaign that included social media and advertising across digital, television, radio and out-of-home media.
Legal and Regulatory
Our business operates in a complex environment of numerous federal, state and local laws and regulations relating to our solutions. The following summarizes what we believe are the most important legal and regulatory aspects of our business:
Federal Regulations
Employer Status
We sponsor our employee benefit plan offerings as the employer of our WSEs under the Internal Revenue Code of 1986, as amended (the Code), and ERISA. The multiple definitions of “employer” under both the Code and ERISA are not clear and most are defined in part by complex multi-factor tests under common law. We believe that we qualify as an “employer” of our WSEs in the U.S. under both the Code and ERISA, as well as various state regulations, but this status could be subject to challenge by various regulators. For additional information on our employer status and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - If we are not recognized as an employer of worksite employees under federal and state regulations, or are deemed to be an insurance agent or third-party administrator, we and our clients could be adversely impacted.

BUSINESS

The ACA and Health Care Reform
The ACA was signed into law in March 2010. The ACA implemented sweeping health care reforms with staggered effective dates from 2010 through 2020, and many provisions in the ACA still require the issuance of additional guidance from the DOL, the IRS, the U.S. Department of Health and Human Services and various U.S. states. Passage of the TCJA in December 2017 eliminated the individual mandate tax penalty under the ACA beginning in 2019, while retaining employer ACA obligations. Further significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in 2019 and beyond, including the potential further modification, amendment or repeal of the ACA. For additional information on the ACA and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - Our business is subject to numerous complex state and federal laws, and changes in, uncertainty regarding, or adverse application of these laws could adversely affect our business.
HIPPA
Maintaining the security of our WSEs information is important to TriNet as we sponsor employee benefit plans and may have access to personal health information (PHI) of our WSEs. The manner in which we manage PHI is subject to HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, under the HITECH Act there are penalties and fines for HIPAA violations. Our health plans are covered entities under HIPAA, and we are therefore required to comply with HIPAA's portability, privacy, and security requirements.
To the extent possible, the health claim information we possess is anonymized and accessed through a secured third-party database. For additional information on the security of our clients' and WSEs' personal data and PHI and the potential impact to our business if we fail to protect such personal data and PHI, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - Cyber-attacks or security breaches could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation.
U.S. State Regulations
Forty-four states have adopted provisions for licensing, registration, certification or recognition of co-employers, and others are considering such regulation. Such laws vary from state to state but generally provide for monitoring or ensuring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state laws. We believe we are in compliance in all material respects with the requirements in those forty-four states.
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
We must also comply with general state tax laws, including payroll tax laws. Continued tax reform efforts may lead to significant state tax law changes in 2019 and beyond.
Strategic Acquisitions
Historically, we have pursued strategic acquisitions to both expand our product capabilities and supplement our growth across geographies and certain industry verticals. Our acquisition targets have included PEOs and other HR solution providers as well as technology companies or technology product offerings to supplement or enhance our existing HR solutions. We intend to continue to pursue strategic acquisitions, where appropriate, that will enable us to add new clients and WSEs, expand our presence in certain geographies or industry verticals and offer our clients and WSEs more attractive products and services.
Client Industries and Geographies
Our clients are distributed across a variety of industries, including technology, life sciences, not-for-profit, professional services, financial services, property management, retail, manufacturing, and hospitality. Our clients execute annual service contracts with us that automatically renew. Generally, our clients may cancel these contracts with thirty days'

BUSINESS

notice and we may cancel these contracts with thirty days' notice.
We conduct our business primarily in the United States, with more than 99% of our total revenues being attributable to WSEs in the United States and its territories with the remainder being attributable to WSEs in Canada. Substantially all our long-lived assets are located in the United States.
Seasonality
Our business is affected by seasonality in client business activity and WSE product selection. In addition, the timing of benefits open enrollment periods and utilization of medical services above each WSE's deductible causes variation in our quarterly results. Finally, clients generally change their payroll service providers at the beginning of the payroll tax year; as a result, we have historically experienced our highest volumes of new and exiting clients in the month of January.
Competition

We face competition from:

•	PEOs that compete directly with us,

•	HR and information systems departments and personnel of companies that administer employee benefits, payroll and HR for their companies in-house,

•
providers of certain endpoint HR services, including payroll, employee benefits, business process outsourcers with high-volume transaction and administrative capabilities, and other third-party administrators,

•	employee benefit exchanges that provide benefits administration services over the Internet to companies that otherwise maintain their own employee benefit plans, and

•	insurance brokers who allow third-party HR systems to integrate with their technology platform.

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
We believe that we compete based upon the breadth and depth of our benefit plans, vertical market expertise, total cost of service, brand awareness and reputation, ability to innovate and respond to customer needs rapidly, access to online and mobile solutions, and subject matter expertise. We believe that we are competitive across these factors. For additional information about our competition, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - Our reputation could suffer and our business could be adversely affected if our products do not perform, and our services are not delivered, as expected by our clients and WSEs.
Intellectual Property
We own or license from third parties various computer software, as well as other intellectual property rights, used in our business. Generally, we protect our intellectual property rights through the use of confidentiality and non-disclosure agreements and policies with our employees and third-party partners and vendors. We also own registered trademarks in the United States, Canada and the European Union covering our name and other trademarks and logos that we believe are materially important to our operations.
Corporate Employees
We refer to our employees that are not co-employed with our clients as our corporate employees. We had approximately 3,100 corporate employees as of December 31, 2018. Our corporate employees are not covered by a collective bargaining agreement.

BUSINESS

Corporate and Other Available Information
We were incorporated in 1988 as TriNet Employer Group, Inc., a California corporation. We reincorporated as TriNet Merger Corporation, a Delaware corporation, in 2000 and during that year changed our name to TriNet Group, Inc. Our principal executive office is located at One Park Place, Suite 600, Dublin, CA 94568 and our telephone number is (510) 352-5000. Our website address is www.trinet.com. Information contained in or accessible through our website is not a part of this report.
On the Investor Relations page of our Internet website at http://www.trinet.com, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Alternatively, the public may access these reports at the SEC's internet site at www.sec.gov. The contents of these websites are not incorporated into this report and are not part of this report.

RISK FACTORS

Item 1A. Risk Factors
Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
The products and services we provide to our clients are subject to numerous complex federal, state and local laws and regulations, including those described in Part I, Item 1. Business, of this Form 10-K. Many of these laws (such as ERISA, the ACA, other federal and state employee benefit laws, workers' compensation laws, employment tax laws, worksite safety laws, insurance and banking laws, wage and hour laws, anti-discrimination laws, and laws specific to the industries of our clients) do not specifically address PEOs or co-employment relationships, which can lead to unpredictable application, regulatory interpretation and discretion in enforcement at the federal, state and local levels in relation to our business.
In addition, new laws, changes in existing laws, or adverse application or interpretation of new or existing laws, whether they apply to employers generally or specifically to PEOs or our co-employment relationships with our WSEs, could reduce or eliminate the need for, or value and benefit provided by, some or all of the products and services we provide, and/or require us to make significant changes to our methods of doing business and providing products and services, including providing additional customer and WSE disclosures. Any such new laws, changes in laws or adverse application or interpretation of laws could also affect the extent and type of employee benefits employers and co-employers can or must provide employees, the amount and type of taxes employers, co-employers and employees are required to pay, or the time within which employers and co-employers must remit taxes to applicable tax authorities. The laws that apply in our industry and to employers and co-employers have and could be changed, replaced or interpreted in a manner adverse to our operations and we are not able to predict the occurrence, direction or ultimate impact of these events. Any such new laws, change in laws or adverse application or interpretation of laws could have material adverse effect on our financial condition and results of operations.
Changes to and continued uncertainty regarding the implementation and future of health care reform in the United States, including under the ACA, any successor to the ACA, or related or similar state and local laws, has the potential to substantially change the health insurance market for SMBs and how such employers provide health insurance to their employees, which could have a materially adverse effect on our ability to attract and retain our clients. For example, the elimination of the ACA individual mandate tax penalty beginning in 2019 may reduce the number of WSEs who participate in our insurance programs. Significant changes could be made to the ACA in 2019 and beyond, including the potential modification, amendment or repeal of the ACA. Changes to federal health care laws, including the ACA, could also result in new or amended laws being introduced at the state or local level. Our ability to comply with, and adapt our product offerings to take advantage of, any such changes could require significant additional costs and divert management attention, which could result in a material adverse effect on our financial condition and results of operations.
Similarly, changes to federal, state and local laws regarding other traditional employee benefits, such as retirement benefits, also have the potential to substantially change the types of benefit programs that are available to SMBs and that may be offered by PEOs. For example, proposed rule changes by the DOL may make available "open multiple employer plans" for retirement benefits, which plans may compete with the benefit plans we provide. The availability of alternative employee benefit plans for SMBs, or any reduction in the types of plans that we can offer our clients, could have a material adverse effect on our financial condition and results of operations.
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

RISK FACTORS

Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual's work. Some factors that the IRS has considered important in the past in evaluating this issue have included the employer’s degree of behavioral control (for example the extent of instructions, training and evaluation of the work), financial control and the economic aspects of the work relationship, the type of relationship, as evidenced by the specific contract, if any, whether employee benefits are provided, whether the work is indefinite in duration or project-based, and whether it is a regular part of the employer’s business. However, a definitive judicial interpretation of “employer” in the context of PEOs has not been established. For ERISA purposes, for example, courts have held that test factors relating to the ability to control and supervise an individual are less important, while the DOL has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers for ERISA purposes. Although we believe that we qualify as an employer of WSEs under ERISA and the DOL has not provided guidance otherwise, we are not able to predict the outcome of any regulatory challenge.
If we were found not to be an employer for ERISA purposes, it could adversely affect the manner in which we are able to provide employee benefits to WSEs. Similarly, to qualify for favorable tax treatment under the Code, certain employee benefit plans, such as 401(k) retirement plans and cafeteria plans must be established and maintained by an employer for the exclusive benefit of its employees. All of our 401(k) retirement plans are operated pursuant to guidance provided by the IRS and we have received favorable determination letters from the IRS confirming the qualified status of these plans. However, the IRS uses its own complex, multi-factor test to ascertain whether an employment relationship exists between a worker and a purported employer. Although we believe that we qualify as an employer of WSEs under the Code, we cannot assure you that the IRS will not challenge our position or continue to provide favorable determination letters. Moreover, the IRS' 401(k) guidance and qualification requirements are not applicable to the operation of our cafeteria plans.
If we are not recognized as an employer under the Code or ERISA, we may be required to change the method by which we report and remit payroll taxes to the tax authorities and the method by which we provide, or discontinue providing, certain employee benefits to WSEs. Such changes could have a material adverse effect on our business and results of operations.
We must also qualify as co-employers of WSEs and comply with state licensing, certification and registration requirements for the regulation of PEOs. Forty-four states have passed such laws and other states may implement such requirements in the future. While we believe that we satisfy these state regulations, these requirements vary from state to state, they can and have changed frequently with varying degrees of impact on our operations. If we are not able to satisfy existing or future licensing requirements or other applicable regulations in any state, we may be prohibited from doing business in that state, including having any clients within that state.
In addition, state regulatory authorities generally impose licensing requirements on companies acting as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. We do not believe that our current activities require such licensing, but we and others in our industry have received inquiries from regulatory authorities in the past and could receive them in the future. If regulatory authorities in any state determine that we are acting as an insurance agent, third-party administrator, we may need to hire additional personnel to manage regulatory compliance and pay annual regulatory fees, which could have a material adverse effect on our financial condition and results of operations.
Our co-employment relationship with our worksite employees exposes us to business risks.
We are the co-employer of our WSEs. As the co-employer of our WSEs, we assume certain risks and obligations of an employer. For instance, we face the risk of providing access to health benefits to our WSEs even if the cost of providing benefits exceeds the fees received from our clients. However, the extent of our responsibility for other aspects of our co-employer relationship with our WSEs remains subject to regulatory uncertainty at the local, state and federal levels. For example, under certain circumstances, we may be found to be responsible for paying salaries, wages and related payroll taxes of our WSEs, even if our clients have not timely remitted payments to us.
Our WSEs work in our clients' workplaces. Our ability to control the workplace environment of our clients is limited. As a co-employer of WSEs, we may be subject to liability for violations of labor and employment laws, industry-specific laws that apply to the businesses our clients operate, other laws that apply to our clients or to employers generally, and other acts and omissions by our clients or WSEs, even if we do not violate such laws or participate in such acts or omissions. State and federal positions regarding co-employment relationships are in a constant state of flux and have changed with varying degrees of impact on our operations. We cannot predict when changes will occur or forecast whether any particular future changes will be favorable or unfavorable to our operations.

RISK FACTORS

We seek to mitigate these risks through agreements and insurance coverage. Our agreements with our clients divide responsibilities between us and our clients and provide that our clients will indemnify us for any liability attributable to their own or our WSEs' conduct. However, we may not be able to effectively enforce or collect on these obligations. In addition, we maintain insurance coverage, including workers’ compensation and EPLI coverage, to limit our and our clients' exposure to various WSE-related claims, but subject to split by contract, we are still responsible for any deductible layer under such insurance and such insurance generally excludes coverage for claims relating to the classification of employees as exempt or non-exempt, other wage and hour issues, and employment contract disputes, among other things. We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us and for which we are unable to obtain indemnification from our clients.
Negative publicity relating to events or activities attributed to us, our corporate employees, WSEs, or others associated with us, whether or not justified, may tarnish our reputation and reduce the value of our brand. In addition, if our brand is negatively impacted, it may have a material adverse effect on our business, including creating challenges in retaining clients or attracting new clients and hiring and retaining employees.
Cyber-attacks or other security-related incidents could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation.
Maintaining the security of our infrastructure and the confidentiality of our clients' and WSEs' personal data and information is paramount for us and our clients. Clients using our technology platform and services rely on the security of our infrastructure to ensure the reliability of our products and services and the protection of sensitive client and WSE data. We collect, store, use, process, transfer, disclose, and transmit a large amount of personal and confidential information about our clients, WSEs and colleagues, including bank account and social security numbers, data used for tax returns, certain medical information, retirement account information and payroll data. In providing our services, we also rely on third-party service providers, such as insurance carriers and banks, who have access to personal and confidential information about our clients, WSEs and employees and some of those service providers subcontract some of their responsibilities to other third-party service providers. Through contractual provisions and third party risk management processes, we take steps to require that our service providers protect our funds and sensitive information. Due to the size and complexity of our information technology system, the amount of sensitive data that we store and the number of employees and third-party service providers with access to that data, our information technology systems are potentially vulnerable to a variety of intentional and inadvertent security threats.
Threats to our information technology systems and data security can take a variety of forms. Hackers may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Other malicious actors may direct social engineering, phishing, credential stuffing and similar types of attacks against either or both of us and our clients and service providers. Other threats include inadvertent security breaches by our employees, clients, WSEs, service providers and other business partners.
Organizations and individuals have launched and will continue to potentially launch such targeted attacks, including social engineering, phishing and credential stuffing attacks, against us, our service providers, and our clients. Such attacks have and can disrupt, or result in unauthorized access to, our networks, applications, bank accounts, and confidential data, or those of our clients or WSEs or service providers. In addition, we, our service providers and our clients have experienced inadvertent security breaches that led to disclosures of sensitive client and WSE data in the past and could have such experiences in the future.
Any cyber-attack, unauthorized intrusion, insider theft, malicious software infiltration, network disruption, denial of service or other data security incident could result in disruption to our systems and services, product development delays, and the disclosure or misuse of personal and confidential information. This could have a material adverse effect on our business operations, result in liability or regulatory sanction or a loss of confidence in our ability to provide our services, or harm our reputation and relationships with current or potential clients. The costs of identifying and remediating any attack, breach, or disclosure, and the costs associated with responding to litigation or regulatory investigations, could have a material adverse effect on our business and reduce our operating margins. Any publicized security problems, or even public rumors about a security problem, affecting our businesses and/or those of our service providers may have a similarly material adverse effect on our business or reputation.

RISK FACTORS

We have implemented policy, procedural, technical, physical, and administrative controls with the aim of protecting our networks, applications, bank accounts, and the personal and confidential information entrusted to us from such threats. While we, and our service providers, have security measures and programs in place to prevent, detect, and respond to attacks, data security incidents and other similar threats, these security measures and programs and our collective efforts may not always succeed. Despite our efforts and those of our service providers, we cannot fully eliminate the possibility of such attacks, data security incidents and other threats, whether intentional or inadvertent and whether internal or external and we, our clients or our service providers may not discover a security incident for a significant period of time after the incident occurs. We also expect that intentional threats to our infrastructure and our clients’ and WSEs’ data will continue to grow in frequency, complexity and sophistication. As a result, we are investing, and plan to continue investing, resources to protect our information security ecosystem against such incidents though we may not have adequate insurance coverage to compensate for losses from a security incident.
Maintaining the security of confidential WSE information is particularly important to us as a sponsor of employee benefit plans with access to certain personal health information. The manner in which we manage PHI is subject to HIPAA and the HITECH Act. To the extent possible, the health information we possess is anonymized and accessed through a secured third-party database. Although we maintain, and actively seek to improve, security measures and infrastructure designed to protect against unauthorized access to this sensitive data, cyber-attacks and security breaches remain a significant threat to our business. Any security breach, whether deliberate or inadvertent, could result in the access, public disclosure, loss or theft of our clients' and WSEs' confidential and personal data, including PHI, which could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results.
We are also subject to various federal, state and foreign laws, rules, and regulations relating to the collection, use, and security of personal and confidential information. For example, U.S. states, the District of Columbia and Canada have enacted breach notification laws that may require us to notify WSEs, clients, employees, or regulators in the event of unauthorized access to or disclosure of personal or confidential information. Complying with these various laws, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For example, we must comply with the requirements of the California Consumer Privacy Act of 2018 (CCPA) by January 1, 2020, which may require us to incur additional costs. Changes or inconsistencies in interpretations of these laws and regulations and/or changes in enforcement priorities may result in significant penalties or liability for non-compliance.
Unexpected changes in workers' compensation and health insurance claims by worksite employees could harm our business.
Our insurance costs, which make up a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We establish accrued costs to provide for the estimated costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies, relying on third-party actuaries and our own experience, but the volume and severity of claims activity is inherently unpredictable. If we experience a sudden or unexpected increase or decrease in claims activity including an increase in WSE incidents or costs of those incidents, our costs could increase or decrease, respectively. An increase in claims activity could make it more difficult to secure replacement insurance policies on competitive terms once our current policies expire. Estimating these accrued costs requires us to consider a number of factors and requires significant judgment. If there is an unexpected increase or decrease in the severity or frequency of claims activity of our WSEs (including activity arising from any of a number of factors that affect claim activity levels, such as changes in general economic conditions, claims differing significantly from expectations, and terrorism, disease outbreaks or other catastrophic events), or if we subsequently receive updated information indicating insurance claims were higher or lower than previously estimated and reported, our insurance costs could be higher or lower, respectively, in that period or subsequent periods as we adjust our accrued costs accordingly, which could have a material adverse effect on our business. We have experienced both favorable and unfavorable insurance cost variability due to claims activity in the past and could have similar or worse experiences in the future.

RISK FACTORS

Some of our health insurance policies include risk-based policies that can limit our exposure for individual claims and our maximum aggregate claims exposure in each policy year. Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further discussion of these policies. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay for group health insurance expenses incurred by WSEs within our deductible layer under these risk-based policies, based on continually changing trends in the frequency and severity of claims. These historical trends may change, and other seasonal trends and variability may develop, which may make it more difficult for us to manage this aspect of our business and which may have a material adverse effect on our business.
Our results of operations and stock price may fluctuate as a result of numerous factors, many of which are outside of our control.
Our future operating results and stock price are subject to fluctuations and quarterly variations based upon a variety of factors, many of which are not within our control, including, without limitation:

•
the volume and severity of health and workers' compensation insurance claims by our WSEs, recorded as part of our insurance costs, and the timing of related claims information provided by our insurance carriers,

•	the amount and timing of our other insurance costs, operating expenses and capital expenditures,

•	the number of our new clients initiating service and the number of WSEs employed by each new client,

•	the retention, loss or merger of existing clients,

•	a reduction in the number of WSEs employed by existing clients,

•	the timing of client payments and payment defaults by clients,

•	the costs associated with our acquisitions of companies, assets and technologies,

•	any payments or draw downs on our credit facility,

•	any unanticipated expenses, such as litigation or other dispute-related settlement payments,

•	any expenses we incur for geographic and service expansion,

•	any changes in laws or adverse interpretation of laws, which may require us to change the manner in which we operate and/or increase our regulatory compliance costs,

•	any changes in our effective tax rate, and

•	the impact of new accounting pronouncements.
In addition, the trading price of our common stock is subject to fluctuation in response to a variety of factors, including the factors above and below, many of which are not within our control, including, without limitation:

•	the overall performance of the equity markets,

•	any trading activity, or a market expectation regarding such activity, by our directors, executive officers and significant stockholders,

•	the economy as a whole, and its impact on SMBs and our clients,

•	the performance and market perception of companies that investors believe are similar to us, and

•	any significant changes in the liquidity of our common stock.

RISK FACTORS

Many of the above factors are discussed in more detail elsewhere in this Risk Factors section and in Part II, Item 7. MD&A, of this Form 10-K. Many of these factors are outside our control, and the variability and unpredictability of these factors have in the past and could in the future cause us to fail to meet our expectations and the expectations of investors and any industry analysts who cover our shares, which could result in a decline in our share price and reduced liquidity in our shares. In addition, the occurrence of one or more of these factors might cause our results of operations to vary widely, which could lead to negative impacts on our margins, short-term liquidity, and our ability to retain or attract key personnel, and could cause other unanticipated issues, including a downgrade of our shares by or change in opinion of industry analysts and a related decline in our share price.
Any failure in our business systems, or any third-party business systems or service provider that we rely upon, could reduce the quality of our business services, harm our reputation and expose us to liability.
Our business is highly dependent on data processing systems that rely on the complex integration of numerous hardware and software subsystems to manage, on a daily basis, a large volume of client and WSE transactions, including the processing of employee, payroll and benefits data. Our systems have and could be disrupted by, among other things, equipment failures, computer server or systems failures, network outages, malicious acts, software errors or defects, vendor performance problems, power failures, natural disasters, terrorist actions or similar events. Any delay or failure in these systems, even if only for a short period of time, can have a significant impact on our clients and WSEs and result in a loss of clients and/or liability to our clients and WSEs or fines and penalties levied by the government agencies that regulate our operations, any of which could result in a materially adverse effect on our reputation and business. For example, errors in our products and services, such as the erroneous denial of healthcare benefits or delays in making payroll, could expose our clients to liability claims from improperly serviced WSEs, for which we may be contractually obligated to provide indemnification.
In addition, we rely on third-party systems to provide services for our clients and WSEs, such as electronic banking systems and payroll tax systems that transmit client and WSE data to taxing agencies. If any of these systems were disrupted or if the third parties who provide those systems were to experience operational or financial difficulties even if only for a short period of time, which has happened in the past and could happen in the future, the solutions we provide to our clients and WSEs could be significantly affected, which could also result in a material adverse effect on our reputation and business. We also rely on enterprise software applications licensed from third parties that are upgraded from time to time. Any difficulties we encounter in adapting application upgrades to our systems could harm our performance, delay or prevent us from providing services to our clients.
To succeed, we must constantly improve our technology to meet the expectations of our clients. If we fail to meet those expectations, we may lose clients and harm our business.
In order to attract and retain clients and satisfy their expectations, the software, hardware and networking technologies we use must be frequently and rapidly upgraded, enhanced and expanded in response to technological advances, competitive pressures, client expectations, and new and changing laws. As a result, we must timely and effectively identify, develop, or license from third parties, and integrate such upgraded, enhanced or expanded technologies into the solutions that we provide. New products or upgrades may not be released according to schedule, or may contain defects when released. Difficulties in integrating new technologies could result in adverse publicity, loss of sales, delay in market acceptance of our services, or client claims against us, any of which could materially harm our business. We could also incur substantial costs in modifying our services or infrastructure to adapt to these changes. In addition, we could lose market share if our competitors develop technologically superior products and services.

RISK FACTORS

We have remediated the material weakness previously reported in our internal control over financial reporting, but if we fail to properly manage our internal control over financial reporting on a go forward basis, future material weaknesses could be identified that could, if not remediated, result in a material misstatement in our financial statements.
We have remediated the material weakness that we previously identified in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2017 by implementing and enhancing our control procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In order to properly manage our internal control over financial reporting, we may need to take additional measures, including system migration and automation, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to ensure that our internal controls will remain effective and eliminate the possibility that other material weakness or deficiencies may develop or be identified in the future. Implementing any changes to our internal controls may distract our officers and employees and require expenditures to implement new process or modify our existing processes. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
We have acquired, and may in the future acquire, other businesses and technologies, which can divert management's attention and create integration risks and other risks for our business.
We have completed numerous acquisitions of other businesses and technologies, and we expect that we will continue to pursue future acquisitions. Such acquisitions involve numerous other risks, including:

•	identifying attractive acquisition candidates,

•	over-valuing and over-paying for acquisition candidates,

•
integrating the operations, systems, technologies, services and personnel of the acquired companies, which may include the migration of WSEs from the technology platform and service providers used by the acquired company to our own,

•
establishing or maintaining internal controls, procedures and policies relating to the acquired systems and processes, including the potential for actual or perceived control weaknesses associated with or arising from the acquisitions and integration of acquired systems,

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
We have experienced increased operating costs to resolve the challenges of prior acquisitions. If we fail to appropriately integrate any acquired business, we may fail to achieve our growth, service enhancement or operational efficiency objectives, and our business, results of operations and financial condition could be harmed.

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
Our clients are small and mid-sized businesses that we believe can be particularly susceptible to changes in the level of overall economic activity in the markets in which we operate. During periods of weak economic conditions, small business failures tend to increase and employment levels tend to decrease. Current or potential clients may react to weak or forecasted weak economic conditions by reducing employee headcount or wages, bonuses or benefits levels, any of which would affect our revenues, and may affect our margins, because we may be unable to reduce our operating expenses sufficiently enough or quickly enough to offset the decrease in revenues. It is difficult to forecast future demand for our services due to the inherent difficulty in forecasting the direction, strength and length of economic cycles. These conditions may affect the willingness of our clients and potential clients to pay outside vendors for services like ours, and may impact their ability to pay their obligations to us on time, or at all.
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
Our business and operations have undergone and will continue to undergo significant change as we seek to improve our operational effectiveness. If we are unable to effectively manage this change, our business and results of operations may suffer.
We have significantly changed our operations and internal processes in recent periods in order to improve our operational effectiveness, which has placed a strain on our systems, management, administrative, operational and financial infrastructure. We believe these efforts are important to our long-term success. Managing these changes will continue to require further refinement to our operational, financial and management controls and reporting systems and procedures while we simultaneously seek to effectively recruit, integrate, train and motivate new corporate employees, retain our existing corporate employees, maintain the beneficial aspects of our corporate culture, effectively execute our business plan, satisfy the requirements of our existing clients, acquire new clients, and enhance the quality and scope of our services. These activities will require significant operating and capital expenditures and allocation of valuable management and employee resources, which we expect will continue to place significant demands on our management and on our operational and financial infrastructure. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition and results of operations may be harmed.
If our vertical strategy is unsuccessful, we may not be able to grow our business at the rate that we anticipate.
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

RISK FACTORS

If we are unable to train and manage our sales force effectively, our business may be harmed.
We have experienced sales force attrition in the past and we rely on a well-trained sales force to promote our industry vertical strategy and sell our solutions. Competition for skilled sales personnel is intense, and we cannot assure you that we will be successful in attracting, training and retaining qualified sales personnel, or that any newly hired sales personnel will function effectively either individually or as a group. In addition, newly hired sales personnel are typically not productive for some period of time following their hiring, which results in increased near-term costs to us relative to their actual sales contributions during this period. If we are unable to effectively train our sales force and benefit from greater productivity of our sales representatives, or if our sales force is otherwise unable to sell our solutions as we anticipate, our revenues likely will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.
Our reputation could suffer and our business could be adversely affected if our products do not perform, and our services are not delivered, as expected by our clients and WSEs.
In order to attract and retain clients, we believe that we must compete in our industry effectively on the basis of the value proposition that we deliver to our clients including customer experience and satisfaction, breadth and depth of our benefit plans, vertical market expertise, total cost of service, brand awareness and reputation, ability to innovate and respond to customer needs rapidly, access to online and mobile solutions, and subject matter expertise. The expectations of our clients and prospective clients in these areas change over time as a result of many factors outside of our control, such as competition, regulatory and technical changes, and changing trends in the demands employees place on SMB employers. If we are unable to continually satisfy the evolving product and service delivery expectations of our clients and WSEs, then we could experience greater rates of attrition and lower rates for on-boarding new clients, which could have a material adverse effect on our business. Even if we are capable of satisfying client expectations in these areas, we may not be able to do so on a cost-effective basis, which could have a material adverse effect on our financial condition and our results of operations.
Most of our clients are concentrated in certain geographic regions and a relatively small number of industries, making us vulnerable to downturns in those geographies and industries.
Most of our clients are concentrated in certain geographic regions and operate in a relatively small number of industries, including the technology, life sciences, not-for-profit, professional services and financial services industries. As a result, if any of those geographic regions or specific industries suffers a downturn, the portion of our business attributable to clients in that region or industry could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.
We are subject to legal proceedings that may result in adverse outcomes.
We are subject to claims, suits, government investigations, and proceedings arising from the ordinary course of our business. Refer to Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional information about the legal proceedings we are currently involved in and future proceedings that we may face. Current and future legal proceedings may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.
Changes in our income tax positions or adverse outcomes resulting from on-going or future tax audits could harm our business, operating results, financial condition and prospects.
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our provision for income taxes, results of operations and cash flows may be impacted if any of our tax positions are challenged and successfully disputed by the tax authorities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the U.S. regularly examine our income and other tax returns. Refer to Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional details regarding our on-going tax examinations and disputes. The ultimate outcome of tax examinations and disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of these or other examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

RISK FACTORS

Adverse changes in our insurance coverage, or in our relationships with key insurance carriers, could harm our business.
Our success depends in part on our ability to maintain competitive health and workers' compensation coverage options and insurance rates through well-known insurance carriers. If we are unable to maintain competitive insurance rates or obtain popular and desirable coverage plans through well-known insurance carriers, it could affect our ability to attract and retain clients, which could have a material adverse effect on our business. Where we sponsor insurance coverage and we are not responsible for any deductibles, our carriers set the premiums and the rates set by our carriers on these policies may not be competitive. Even where we sponsor insurance under which we are responsible for deductibles, we may not be able to control costs through the deductible layer in a way that would make our rates competitive.
In addition, broad adoption of our services in certain geographic regions or industries may make it more difficult for us to obtain competitive health and/or workers' compensation insurance rates due to concentration of clients within a particular region or industry. The loss of any one or more of our key insurance vendors in these areas, or our inability to partner with certain vendors that are better-known or more desirable to our clients or potential clients, could have a material adverse effect on our financial condition and results of operations.
There is significant competition for our clients and clients may terminate our services based on a variety of factors, many of which are difficult for us to control, which can negatively impact our business.
We regularly experience client attrition due to a variety of factors that are difficult for us to control, including cost pressures, client merger and acquisition activity, increases in administrative and insurance service fees, client business failure, effects of competition, and client decisions to bring their HR administration in-house. Our standard client service agreement can be canceled by us or by the client without penalty with 30 days’ prior written notice. Clients who intend to cease doing business with us often elect to do so effective as of the beginning of a calendar year. As a result, we have historically experienced our largest concentration of client attrition in the first quarter of each year. In addition, we experience higher levels of client attrition in connection with renewals of the health insurance coverage we sponsor for WSEs in the event that such renewals result in increased costs. If we were to experience client attrition in excess of our historic annual attrition rate, it could have a material adverse effect on our business, financial condition and results of operations.
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

RISK FACTORS

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
Atairos, our largest stockholder, may have significant influence over our Company, and the ownership of capital stock, and thus the voting control, of our Company remains concentrated in our executive officers, directors and their affiliates, which limits your ability to influence corporate matters.
On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of February 7, 2019, Atairos beneficially owned approximately 28% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 37% of our outstanding common stock. As a result, of the foregoing, Atairos, particularly when acting with our executive officers, directors and their affiliates, will be able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Our industry is highly competitive, which may limit our ability to maintain or increase our market share or improve our results of operations.
We face significant competition on a national and regional level from other PEOs, as well as other existing, and potential, companies and industries that service, or may in the future service, client HR needs. Refer to the heading “Competition” under Part I, Item 1. Business, above for more details. Our competitors, regardless of industry, may have greater marketing and financial resources than we have, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure.
Moreover, we may not be successful in convincing potential clients that the use of our services is a superior, cost-effective means of satisfying their HR obligations relative to the way in which they currently satisfy these obligations either by themselves or by using the services of our competitors. If we cannot compete effectively against other PEOs or against the alternative means by which companies meet their HR obligations, or if we are unable to convince clients or potential clients of the advantages of our offerings, our market share and business may suffer, resulting in a material, adverse effect on our financial condition and results of operations.

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease space for 58 offices in various U.S. states, including the following:

Corporate:	Client Service Centers:
• Dublin, California	• Bradenton, Florida
• Reno, Nevada
• Fort Mill, South Carolina
• New York, New York
All of these leases expire at various times up through 2028. We believe that our leases are sufficient for our current purposes and long-term growth and expansion goals.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

STOCK ACTIVITIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock has been listed on the New York Stock Exchange under the symbol “TNET” since March 2014.
On February 7, 2019, the last reported sales price of our common stock on the New York Stock Exchange was $45.53 per share. As of February 7, 2019, we had 42 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Dividend Policy
We did not declare or pay cash dividends in 2018 or 2017. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our credit facility (refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.
Performance Graph
The graph on the following page compares the cumulative return on our common stock since the initial public offering in March 2014 with the cumulative return on the S&P 500 Index and a Peer Group Index. The cumulative return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor's 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on the date of TriNet's initial public offering in March 2014 and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had at each quarter end.

STOCK ACTIVITIES

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)
(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.
Issuer Purchases of Equity Securities
Our ongoing stock repurchase program was originally approved by our board of directors in 2014 and has been subsequently amended. As of December 31, 2018, our board of directors had authorized us to repurchase up to an aggregate of $315 million under this program of which approximately $75 million remains available for repurchases under all authorizations approved by the board of directors. We repurchased a total of approximately $61 million of our outstanding common stock in 2018 using existing cash and cash equivalents through our Rule 10b5-1 plan. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. This repurchase authorization has no expiration. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program. Stock repurchases under the program are primarily intended to return value to our stockholders and offset the dilutive effect of equity-based employee incentive compensation.

STOCK ACTIVITIES

The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (2)
October 1 - October 31, 2018	136,944	$50.57	135,026	$83
November 1 - November 30, 2018	242,679	$45.07	158,563	$75
December 1 - December 31, 2018	79,375	$41.30	1,707	$75
Total	458,998		295,296
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(2) We repurchased a total of approximately $14 million of our outstanding stock during the three months ended December 31, 2018.
On February 6, 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
Our stock repurchases are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and the restrictions imposed by our credit facility, refer to Note 7 and Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED FINANCIAL DATA

Item 6. Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7. MD&A, as well as our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Total revenues	$3,503	$3,275	$3,060	$2,659	$2,194
Net income	192	178	61	32	15
Diluted net income per share of common stock	2.65	2.49	0.85	0.44	0.22
Non-GAAP measures (1):
Net Service Revenues	893	809	646	547	508
Net Insurance Service Revenues	406	351	199	146	166
Adjusted EBITDA	347	285	185	151	165
Adjusted Net Income	218	142	87	71	74

Balance Sheet Data:
Cash and cash equivalents	$228	$336	$184	$166	$134
Working capital	221	234	156	112	121
Total assets	2,435	2,593	2,095	2,092	2,341
Long-term debt	413	423	459	494	545
Total liabilities	2,060	2,387	2,060	2,084	2,366
Total stockholders’ equity (deficit)	375	206	35	8	(25)

Cash Flow Data:
Net cash (used in) provided by operating activities (2)	$(104)	$606	$192	$(281)	$1,038
Net cash (used in) provided by investing activities	(200)	(24)	(27)	(38)	(45)
Net cash (used in) financing activities (2)	(85)	(77)	(104)	(81)	(76)
Non-GAAP measures (1):
Corporate operating cash flows	234	299	189	169	143

(1)	Refer to Non-GAAP Financial Measures section on the following pages for definitions and reconciliations from GAAP measures.

(2)	Prior year balances were retrospectively adjusted for ASU 2016-18. Refer to Note 1 in Item 8: Financial Statements and Supplementary Data, of this Form 10-K for details.
Non-GAAP Financial Measures
In addition to financial measures presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we monitor other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plan. These key financial measures provide an additional view of our operational performance over the long-term and provide information that we use to maintain and grow our business.
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
• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-cash charges such as depreciation and amortization, and stock-based compensation recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
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

SELECTED FINANCIAL DATA

Corporate Operating Cash Flows
• Net cash (used in) provided by operating activities, excluding the effects of:
- Assets associated with WSEs (accounts receivable, unbilled revenue, prepaid expenses and other current assets) and
- Liabilities associated with WSEs (client deposits, accrued wages, payroll tax liabilities and other payroll withholdings, accrued health benefit costs, accrued workers' compensation costs, insurance premiums and other payables, and other current liabilities).

• Provides information that our stockholders and management can use to evaluate our cash flows from operations independent of the current assets and liabilities associated with our WSEs.

• Enhances comparisons to prior periods and, accordingly, used as a liquidity measure to manage liquidity between corporate and WSE related activities, and to help determine and plan our cash flow and capital strategies.

(1)
We have adjusted our non-GAAP effective tax rate to 26%, 41%, 43%, 42% and 40% for 2018, 2017, 2016, 2015 and 2014, respectively. The change in 2018 is due primarily to a decrease in the statutory tax rate from 35% to 21%. The changes in 2017, 2016, 2015 and 2014 are a result of changes in state income taxes from an increase in excludable income for state income tax purposes or state legislative changes. These non-GAAP effective tax rates exclude the income tax impact from stock-based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of total revenues to Net Service Revenues:

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Total revenues	$3,503	$3,275	$3,060	$2,659	$2,194
Less: Insurance costs	2,610	2,466	2,414	2,112	1,686
Net Service Revenues	$893	$809	$646	$547	$508
The table below presents a reconciliation of insurance service revenues to Net Insurance Service Revenues:

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Insurance service revenues	$3,016	$2,817	$2,613	$2,258	$1,852
Less: Insurance costs	2,610	2,466	2,414	2,112	1,686
Net Insurance Service Revenues	$406	$351	$199	$146	$166
Net Insurance Service Revenue Margin	13%	12%	8%	6%	9%

The table below presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin:

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Net income	$192	$178	$61	$32	$15
Provision for income taxes	49	22	43	28	18
Stock-based compensation	44	32	26	18	11
Interest expense and bank fees	22	20	20	19	54
Depreciation	35	28	19	15	14
Amortization of intangible assets	5	5	16	39	52
Secondary offering costs	—	—	—	—	1
Adjusted EBITDA	$347	$285	$185	$151	$165
Adjusted EBITDA Margin	39%	35%	29%	28%	33%

SELECTED FINANCIAL DATA

The table below presents a reconciliation of net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Net income	$192	$178	$61	$32	$15
Effective income tax rate adjustment	(13)	(59)	(1)	3	5
Stock-based compensation	44	32	26	18	11
Amortization of intangible assets	5	5	16	39	52
Debt prepayment premium	—	—	—	—	4
Secondary offering costs	—	—	—	—	1
Non-cash interest expense	4	2	4	4	22
Income tax impact of pre-tax adjustments	(14)	(16)	(19)	(25)	(36)
Adjusted Net Income	$218	$142	$87	$71	$74

The table below presents a reconciliation of net cash (used in) provided by operating activities to corporate operating cash flows:

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Net cash (used in) provided by operating activities	$(104)	$606	$192	$(281)	$1,038
Change in WSE related other current assets	33	35	(96)	188	(32)
Change in WSE related liabilities	305	(342)	93	262	(863)
Corporate Operating Cash Flows	$234	$299	$189	$169	$143

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Significant Developments and Performance Highlights in 2018
Operational achievements in 2018
Our results for 2018 reflect continued progress marketing and selling our vertical products and our insurance service offerings, combined with WSE enrollment growth within our insurance offerings. This was offset by WSE attrition that we experienced primarily as a result of our migration of Main Street WSEs to a single technology platform. Our operational achievements included:

•	Continuing to invest in our efforts to enhance our clients' experience through operational and process improvements,

•	Launching a marketing and branding campaign in September 2018 to improve our brand awareness and enhance our sales efforts,

•	Launching TriNet Professional Services, our sixth vertical product,

•	Completing the migration of existing clients from our legacy SOI platform onto our single technology platform,

•	Continuing to benefit from changes for one of our health insurance carrier contracts, where we converted from a guaranteed-cost to risk-based plan in late 2017,

•	Investing corporate funds and enhancing our investment strategy to generate interest income which improved our future interest income, net income, and our Adjusted EBITDA, accordingly,

•	Refinancing our term loans during the second quarter of 2018, and

•	Continuing to invest in improving our internal control environment to support our ongoing compliance with the requirements of the Sarbanes-Oxley Act of 2002 (SOX).
These operational achievements drove the financial performance improvements noted below in 2018 when compared to the prior year:

	$3.5B		$251M		$893M
	Total revenues		Operating income		Net Service Revenue *
	7%	increase	15%	increase	10%	increase

	$192M		$2.65		$218M
	Net income		Diluted EPS		Adjusted Net income *
	8%	increase	6%	increase	53%	increase

*	Non-GAAP measure
Our results for WSEs and payroll and payroll tax payments in 2018 when compared to the prior year were:

325,616	317,104		$37.7B
Total WSE	Average WSE		Payroll and payroll tax payments
Flat	2%	reduction	1%	increase

We experienced a decline in Average WSEs (defined as average monthly WSEs paid during the period) during 2018 as compared to 2017 primarily due to client attrition, including attrition from our Main Street vertical due to our planned migration of our Main Street clients from our legacy (SOI) platform onto our single technology platform, partially offset by growth in our other verticals.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2018, 2017 and 2016. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Income Statement Data:
Professional service revenues	$487	$458	$447	6%	3%
Insurance service revenues	3,016	2,817	2,613	7	8
Total revenues	3,503	3,275	3,060	7	7
Insurance costs	2,610	2,466	2,414	6	2
Operating expenses	642	592	522	8	13
Total costs and operating expenses	3,252	3,058	2,936	6	4
Operating income	251	217	124	15	75
Other income (expense)	(10)	(17)	(20)	48	10
Income before provision for income taxes	241	200	104	21	91
Income tax expense	49	22	43	128	(50)
Net income	$192	$178	$61	8%	190%

Non-GAAP measures (1):
Net Service Revenues	$893	$809	$646	10%	25%
Net Insurance Service Revenues	406	351	199	16	76
Adjusted EBITDA	347	285	185	22	53
Adjusted Net income	218	142	87	53	62

Operating Metrics:
Total WSEs payroll and payroll taxes processed (in millions)	$37,666	$37,115	$34,281	1%	8%
Average WSEs	317,104	324,679	326,850	(2)	(1)
Total WSEs	325,616	325,370	337,885	—	(4)

(1)	Refer to Non-GAAP measures definitions and reconciliations from GAAP measures in Part II, Item 6. Selected Financial Data.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs decreased 2% and 1% in 2018 and 2017, respectively. Throughout 2018, we experienced elevated attrition, including attrition due to our planned migration of our Main Street clients from our legacy (SOI) platform onto our single technology platform, partially offset by an improvement in new sales growth in our other verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in growing our business and retaining clients.
Anticipated revenues for future periods can diverge from the revenue expectation derived from Average WSEs or Total WSEs due to pricing differences across our HR solutions and services and the degree to which clients and WSEs elect to participate in our solutions during future periods. In addition to focusing on growing our Average WSE and Total WSE counts, we also focus on pricing strategies, product participation and product differentiation to expand our revenue opportunities. We report the impact of client and WSE participation differences as a change in mix.
We are focused on growing our WSE base, including by pursuing strategic acquisitions where appropriate, while we improve our customer service experience and continue to manage attrition, including attrition arising from the migration of our legacy SOI clients to our single technology platform.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Total Revenues
Our revenues consist of professional service revenues (PSR) and insurance service revenues (ISR). PSR represents fees charged to clients for processing payroll-related transactions on behalf of our clients, access to our HR expertise, employment and benefit law compliance services, and other HR-related services. ISR consists of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our product and service pricing strategies. This measure increased 9% during 2018 compared to 2017, and increased 8% during 2017 compared to 2016.

We also use the following measures to further analyze changes in total revenue:

•	Volume - the percentage change in period over period Average WSEs,

•	Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance offerings, and

•	Rate - the combined percentage changes in service fees for each vertical product and changes in service fees associated with each insurance service offering.

The changes attributed to mix and rate during 2018 and 2017, when compared to the respective prior year periods, were primarily driven by ISR.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Income
Our operating income consists of total revenues less insurance costs and OE. Our insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers. Our OE consists primarily of corporate payroll.
The table below provides a view of the changes in components of operating income on a year-over-year basis.

(in millions)
$124	2016 Operating Income
+$215	Higher total revenues primarily as a result of an increase in ISR related to health plan participation combined with an increase in fees per service offering.
-$52	Higher insurance costs primarily as a result of an increase in health plan participation.
-$70	Higher OE primarily as a result of an increase in our corporate employees and an increase in the costs associated with internal control remediation.
$217	2017 Operating Income
+$228	Higher total revenues primarily as a result of a change in the PSR mix of our vertical products, an increase in participation in our insurance services and an increase in fees per service offering.
-$144	Higher insurance costs primarily as a result of an increase in health plan participation.
-$50
Higher OE primarily as a result of an increase in our corporate employees, an increase in costs associated with a marketing campaign and an increase in our investment in operational and process improvements.

$251	2018 Operating Income

MANAGEMENT'S DISCUSSION AND ANALYSIS

Professional Service Revenues
Our clients are billed either based on a fee per WSE per month per transaction or on a percentage of the WSEs’ payroll. For those clients that are billed on a percentage of WSEs' payroll, as our clients' payrolls increase, our fees also increase. As such, payroll and payroll taxes processed may also be an indicator of our PSR growth.
Our vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices. We believe our vertical approach will improve our ability to retain our customers, and potentially reduce the value of using Average WSE and Total WSE counts as indicators of future potential revenue performance. During the year ended December 31, 2018, we experienced a change in mix of our client base due to an increase in client attrition from our Main Street vertical as a result of our planned migration from our legacy (SOI) platform onto our single technology platform, partially offset by new sales in our other verticals, primarily our Technology and Financial Services verticals.

We also use the following measure to further analyze changes in PSR:

•	Volume - the percentage change in period over period Average WSEs,

•	Mix - the change in composition of Average WSEs within our verticals, and

•	Rate - the percentage changes in fees for each vertical.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.

We use the following measures to analyze changes in ISR:

•	Volume - the percentage change in period over period Average WSEs,

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings, and

•	Rate - the percentage changes in fees associated with each of our insurance service offerings.

Changes attributed to mix in ISR during 2018 and 2017, when compared to the respective prior year periods, are primarily attributed to an increase of health plan participants.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.

We use the following measures to analyze changes in insurance costs:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage changes in cost trend associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance offerings.

Changes in mix during 2018 and 2017, when compared to the respective prior year periods, are primarily a result of an increase in health plan participants.

Changes in rate during 2018 and 2017, when compared to the respective prior year periods, are driven by:

•	higher per enrollee medical costs (medical cost trend) of 7.0% - 8.0% in 2018 and 3.2% in 2017, as a result of higher medical utilization and prescription drug price increases,

•	administrative cost reductions from insurance carriers, and

•	favorable prior year development on our accrued workers' compensation costs of $28 million in 2018 and $6 million in 2017, primarily as a result of lower than expected severity development.
In addition, we benefited when we changed one of our carrier contracts from a guaranteed cost contract to a risk-based contract.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.
The primary drivers to the changes in our NSR are presented below.

(1)	Change in NISR during 2017 comprised of an increase in ISR of $204, partially offset by an increase in insurance costs of $52.

(2)	Change in NISR during 2018 comprised of an increase in ISR of $199, partially offset by an increase in insurance costs of $144.
NISR margin was 13%, 12% and 8% for 2018, 2017 and 2016, respectively. NISR margin expanded during 2018 and 2017, when compared to the respective prior year periods, as we managed our insurance costs while we benefited from increased health plan participation. In addition, NSR benefited during 2018 and 2017, when compared to the respective prior year periods, from improvements in both PSR and NISR.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our operating expenses and allocate resources across different business functions based on percentage of NSR which has decreased to 72% in 2018 from 73% and 81% in 2017 and 2016, respectively.
We had approximately 3,100 corporate employees as of December 31, 2018 in 58 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 61% of our OE in 2018, 61% in 2017 and 62% in 2016. Compensation expense for internal employees was and is primarily driven by our continued efforts to improve our customer service experience, and our systems, processes, and internal controls.
We expect our OE to increase in the foreseeable future due to our continued strategy to improve our customer service experience, and our systems, processes, and internal controls. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and depreciation and amortization. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

MANAGEMENT'S DISCUSSION AND ANALYSIS

COPS increased in 2018 and 2017, when compared to the respective prior year periods, primarily due to increased initiatives to improve the customer experience, enhancing our product offerings and internal control remediation efforts.
S&M decreased in 2018, when compared to the prior year period, primarily driven by $31 million in net capitalized costs related to adoption of ASC Topic 606, offset by implementation of our new branding campaign. S&M increased in 2017, when compared to the prior year period, primarily due to an increase in sales-related compensation costs associated with a new sales performance incentive program.
G&A increased in 2018 and 2017, when compared to the respective prior year periods, primarily driven by increased headcount supporting our internal control remediation efforts.
SD&P increased in 2018, when compared to the prior year period, primarily due to an increase in expenses associated with enhancing our product offerings. SD&P increased in 2017, when compared to the prior year period, primarily due to expenses related to investments in technology to support product delivery and platform integration and as a result of our internal control remediation efforts.
Depreciation expense increased in 2018 and 2017, when compared to the respective prior year periods, as a result of our additional investment in technology products and platforms and the associated depreciation of those assets.
Amortization of intangible assets represents costs associated with acquired companies' developed technologies, client lists, trade names and contractual agreements. Amortization expense remained consistent in 2018 and decreased 67% to $5 million in 2017, when compared to the prior year period, as a result of the 2016 revision to the expected useful life of certain client lists and trademarks primarily related to our previous acquisitions.
We break out the expenses that make up our OE in the chart below:
Other Income (Expense)
Other income (expense) consists primarily of interest expense under our credit facility and interest and dividend income from investments.
Interest expense, bank fees and other, remained consistent for the years ended 2018, 2017 and 2016.
Interest income increased to $12 million in 2018 from $3 million in 2017. The increase in 2018, when compared to the prior year period, was primarily due to a change in our investment strategy initiated in the second quarter of 2018.
We intend to continue our new investment strategy, which we expect will improve our future interest income, net income, and our Adjusted EBITDA, accordingly.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Income Taxes
Our effective tax rate (ETR) was 20%, 11% and 41% for the years ended December 31, 2018, 2017 and 2016, respectively. The primary drivers to the changes in our ETR are presented below.
Our ETR increased 9% in 2018 from 11% in 2017 primarily due to the following:

•	7% net increase due to current year impact and prior year non-recurring discrete tax benefits resulting from federal legislative changes,

•	4% increase from a decrease in excess tax benefits and disqualifying dispositions from SBC,

•	2% increase resulting from the repeal of Section 199 benefits and other non-deductible expenses,

•	2% decrease in uncertain tax positions (UTP) recorded compared to prior year, and

•	2% decrease in other as a result of 3% decrease due to changes related to ongoing litigation, partially offset by a 1% increase due to apportionment changes in higher tax jurisdictions.
Our ETR decreased 30% in 2017 from 41% in 2016 primarily due to the following:

•	20% decrease attributable to revaluation of deferred taxes resulting from federal legislative changes pursuant to the TCJA passed in December 2017,

•	8% decrease due to a discrete tax benefit from recognizing excess tax benefits from SBC,

•	4% decrease resulting from the recognition of Section 199 benefits and decreased non-deductible expenses, and

•	3% decrease related to tax credits and excludable income for state tax purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
Liquidity
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our clients, creditors and debt holders.
Included in our balance sheets are assets and liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs. Although we are not subject to regulatory restrictions, we distinguish and manage our corporate assets and liabilities separately from those current assets and liabilities held by us to satisfy our employer obligations associated with our WSEs as follows:

	December 31,
	2018			2017
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$228	$—	$228	$336	$—	$336
Investments	54	—	54	—	—	—
Restricted cash, cash equivalents and investments	15	927	942	15	1,265	1,280
Other current assets	36	386	422	15	360	375
Total current assets	$333	$1,313	$1,646	$366	$1,625	$1,991
Total current liabilities	$112	$1,313	$1,425	$139	$1,618	$1,757
Working capital	$221	$—	$221	$227	$7	$234
Working capital for WSEs activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining collateral funds in restricted cash, cash equivalents and investments. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust our collateral balances when facts and circumstances change. We regularly review our collateral balances with our insurance carriers and anticipate funding further collateral in the future based upon our capital requirements. We classify our restricted cash, cash equivalents and investments as current and noncurrent assets to match against the anticipated timing of payment of claims.
Working capital for corporate purposes
We use our available cash and cash equivalents to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Capital Resources
Sources of Funds
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from corporate operating activities, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Each of our 2018 Term Loan and our 2018 Revolver mature in June 2023 and bear interest, at our option, either at a LIBOR rate, or the prime lending rate, plus an applicable margin subject to change in the future based on our leverage ratio, as set forth in our 2018 Credit Agreement. As of December 31, 2018, $414 million was outstanding under our 2018 Term Loan and the full amount of our 2018 Revolver, less approximately $16 million representing an undrawn letter of credit, was available.
Cash Flows
In January 2018, we adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which significantly impacted our net cash provided by (used in) operating activities as changes in our restricted cash and cash equivalents balances are no longer included within operating cash activities.
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2018			2017			2016
	Corporate	WSE	Total	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities (1)	$234	$(338)	$(104)	$299	$307	$606	$189	$3	$192
Investing activities	(200)	—	(200)	(24)	—	(24)	(27)	—	(27)
Financing activities	(85)	—	(85)	(77)	—	(77)	(104)	—	(104)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(51)	$(338)	$(389)	$198	$307	$505	$58	$3	$61
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$476	$1,262	$1,738	$278	$955	$1,233	$220	$952	$1,172
End of period	$425	$924	$1,349	$476	$1,262	$1,738	$278	$955	$1,233

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(108)	$—	$(108)	$152	$—	$152	$18	$—	$18
Restricted	57	(338)	(281)	46	307	353	40	3	43

(1)	Prior year balances were retrospectively adjusted for ASU 2016-18.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Activities
Components of net cash provided by operating activities are as follows:

	Year Ended December 31,
(in millions)	2018			2017			2016
	Corporate	WSE	Total	Corporate	WSE	Total	Corporate	WSE	Total
Net income	$192	$—	$192	$178	$—	$178	$61	$—	$61
Depreciation and amortization	46	—	46	35	—	35	39	—	39
Stock-based compensation expense	44	—	44	32	—	32	26	—	26
Payment of interest	(17)	—	(17)	(16)	—	(16)	(15)	—	(15)
Income tax payments, net	(49)	—	(49)	(2)	—	(2)	(39)	—	(39)
Collateral (paid to) refunded from insurance carriers, net	—	26	26	—	(3)	(3)	—	(25)	(25)
Changes in deferred taxes	1	—	1	(25)	—	(25)	42	—	42
Changes in other operating assets	(44)	(27)	(71)	36	(36)	—	(38)	92	54
Changes in other operating liabilities	61	(337)	(276)	61	346	407	113	(64)	49
Net cash provided by (used in) operating activities (1)	$234	$(338)	$(104)	$299	$307	$606	$189	$3	$192

(1)	Prior year balances were retrospectively adjusted for ASU 2016-18, where applicable.

Year-over-year fluctuation in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, and collateral funding and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.

Corporate operating cash flows decreased in 2018 as compared to 2017 primarily due to an increase in income tax payments in 2018, partially offset by 8% increase in our net income.
Corporate operating cash flows increased in 2017 as compared to 2016 due to a 190% increase in our net income, decrease in income tax payments, partially offset by changes in deferred tax liabilities primarily associated with the revaluation of deferred taxes resulting from the passage of the TCJA in 2017.
Investing Activities
Net cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2018	2017	2016
Investments:
Purchases of marketable securities	$(258)	$—	$(15)
Proceeds from sale and maturity of marketable securities	101	14	28
Cash (used in) provided by investments	$(157)	$14	$13

Capital expenditures:
Software and hardware	$30	$28	$31
Office furniture, equipment and leasehold improvements	13	10	9
Cash used in capital expenditures	$43	$38	$40
Investments
During the year ended December 31, 2018, we invested a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheet as investments. As of December 31, 2018, we had approximately $189 million in investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities in U.S. long-term treasuries. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.
As of December 31, 2018, we held approximately $1.5 billion in cash, cash equivalents and investments. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.
Capital Expenditures
During the years ended December 31, 2018, 2017 and 2016 we continued to make investments in software and hardware, enhanced existing products and technology platform, and implemented legacy platform migrations. We also incurred expenses related to the build out of our corporate headquarters and our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the years ended December 31, 2018, 2017 and 2016 consisted of our debt and equity-related activities.

	Year Ended December 31,
(in millions)	2018	2017	2016
Financing activities
Repurchase of common stock, net of issuance	$69	$39	$67
Repayment of borrowings	22	38	37
Net proceeds from issuance of debt	(6)	—	—
Cash used in financing activities	$85	$77	$104
In the year ended December 31, 2018 we refinanced our 2014 Term Loans with our 2018 Term Loan, as discussed above in this MD&A. For additional information refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Our board of directors authorizes common stock repurchases through an ongoing program initiated in May 2014, primarily to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the year ended December 31, 2018, we repurchased 1,190,995 shares of our common stock for approximately $61 million through our stock repurchase program. As of December 31, 2018, approximately $75 million remained available for repurchase under all authorizations by our board of directors.
On February 6, 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program.
Covenants
Our 2018 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates. It also contains financial covenants requiring us to maintain certain minimum interest coverage and maximum total leverage ratios, as set forth in our 2018 Credit Agreement. These covenants took effect on June 30, 2018 and require us to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 at each quarter end and a maximum total leverage ratio of 3.50 to 1.00. In the event of an acquisition the maximum ratio can be raised to 4.00 to 1.00 for four consecutive quarters. We were in compliance with these financial covenants under the credit facilities at December 31, 2018. For more details on the covenants under our 2018 Credit Agreement, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS

In order to meet various U.S state licensing requirements and maintain accreditation by the ESAC, we are subject to various minimum working capital and net worth requirements. As of December 31, 2018 and 2017, we believe we have fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, we have maintained positive working capital throughout each of the periods covered by the financial statements.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$483	$39	$75	$369	$—
Workers' compensation obligations (2)	241	73	57	37	74
Operating lease obligations (3)	88	18	28	17	25
Purchase obligations (4)	42	31	11	—	—
Uncertain tax positions (5)	6	1	5	—	—
Total	$860	$162	$176	$423	$99
(1) Includes principal and the projected interest payments of our term loans, see Note 7 in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K, for details.
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
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources within the meaning of Item 303(a)(4) of Regulation S-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Some of the assumptions are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial statements could be materially affected. For additional information about our accounting policies, refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional information related to recent accounting pronouncements.
Insurance Costs
We purchase fully insured workers' compensation and health benefits coverage for our employees and WSEs. As part of these insurance policies, we bear claims costs up to a defined deductible amount and as a result, we establish accrued insurance costs including both known and incurred but not reported (IBNR) costs.
As workers' compensation costs for a particular period are not known for many years after the losses have occurred these costs represent our best estimate of unpaid claim losses and loss adjustment expenses within the deductible layer in accordance with our insurance policies.
We use external actuaries to evaluate, review and recommend estimates of our workers' compensation and health insurance costs. The accrued costs studies performed by these qualified actuaries analyze historical claims data to develop a range of potential ultimate losses using loss development, expected loss ratio and frequency/severity methods in accordance with Actuarial Standards of Practice. These loss methods are applied to classes or segments of the loss data organized by policy year and risk class.
Key judgments and evaluations in arriving at loss estimates by segment and the accrued costs selection overall include:

•	the selection of method used and the relative weights given to selecting the method used for each policy year,

•	the underlying assumptions of LDF used in these models,

•	the effect of any changes to claims handling and payment processes,

•	evaluation of loss (medical and indemnity) cost trends, costs from changes in the risk exposure being evaluated and any applicable changes in legal, regulatory or judicial environment.
We review and evaluate these judgments and the associated recommendations in concluding the adequacy of accrued costs. Where adjustments are necessary these are recorded in the period in which the adjustments are identified.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Accrued Workers' Compensation Costs
Under our policies, we are responsible for reimbursing the insurance carriers for workers' compensation losses up to $1 million per claim occurrence (Deductible Layer). We use external actuaries to evaluate, review and recommend accrued workers' compensation costs on a quarterly basis. The data is segmented by class and state and analyzed by policy year; states where we have small exposure are aggregated into a single segment.
We use a combination of loss development, expected loss ratio and frequency/severity methods which include the following inputs, assumptions and analytical techniques:

•	TriNet's historical frequency and severity of workers' compensation claims experience, exposure data and industry loss experience,

•	inputs of WSEs’ job responsibilities and location,

•	estimates of future cost trends to establish expected loss ratios for subsequent accident years,

•	expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and

•	LDFs to project the reported losses for each accident year to an ultimate basis.
Final claim settlements may vary materially from the present estimates, particularly when those payments may not occur until well into the future. In our experience, plan years related to workers' compensation programs may take 10 years or more to be fully settled. Certain assumptions used in estimating these accrued costs are highly judgmental. Our accrued costs, results of operations and financial condition can be materially impacted if actual experience differs from the assumptions used in establishing these accrued costs.
We believe that our estimate of accrued workers' compensation costs are most sensitive to LDFs given the long reporting and paid development patterns for our workers' compensation loss costs. Our methods of estimating accrued workers' compensation costs rely on these LDFs and an estimate of future cost trend.
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($33)
-2.5%	($18)
+2.5%	$20
+5.0%	$39
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 81% of our 2018 group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
Costs covered by these insurance plans generally develop on average within three to six months so accrued health insurance costs include estimates of reported losses and claims incurred but not yet paid (IBNP). Data is segmented and analyzed by insurance carrier.
To estimate accrued health benefits costs we use a number of inputs, assumptions and analytical techniques:

•	TriNet historical loss claims payment patterns and medical cost trend rates,

•	current period claims costs and claims reporting patterns (completion factors), and

•	plan enrollment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

These accrued costs may vary in subsequent quarters from the amount estimated. Our accrued costs, results of operations and financial condition can be materially impacted if actual experience differs from our key assumptions used in establishing these accrued costs.
We believe that our year end estimate of accrued health insurance costs are most sensitive to changes in medical claim costs in the markets in which participating WSEs reside (medical cost trend) and our estimate of paid costs to carriers as a percentage of the expected ultimate costs to carriers (completion factors).
A 250 basis point increase in the medical cost trend would increase our year end accrued health insurance costs by approximately $13 million, and a 50 basis point decrease in completion factors would increase our year end accrued health insurance costs by approximately $8 million.

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
Our board of directors approved a corporate investment policy that defines our investable cash in instruments that meet certain credit quality, liquidity, diversification and other requirements. Under our investment policy, the Company's investment portfolio must maintain a minimum average credit quality of AA minus by Standard & Poor's (or an equivalent nationally recognized statistical rating organization), maintain average effective maturity durations of less than 36 months (or less than 24 months in some cases), and satisfy diversification requirements intended to reduce overall investment consolidating. We believe that our exposure to losses resulting from credit risk is not significant. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2018, a hypothetical 100 basis point increase or decrease in interest rates across all maturities would result in a $2 million incremental increase or decrease in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. The risk of rate changes on investment balances was not significant at December 31, 2018.
In June 2018, we refinanced our term loans which would have matured in July 2019 and replaced them with a term loan maturing in 2023. At December 31, 2018, after this refinancing, we had total outstanding indebtedness of $414 million, of which $22 million is due within 12 months. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of December 31, 2018 to increase or decrease by $4 million on an annualized basis, respectively.

FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 14, 2019

We have served as the Company's auditor since 2016.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 14, 2019

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$228	$336
Investments	54	—
Restricted cash, cash equivalents and investments	942	1,280
Accounts receivable, net	11	21
Unbilled revenue, net	304	297
Prepaid expenses	48	38
Other current assets	59	19
Total current assets	1,646	1,991
Restricted cash, cash equivalents and investments, noncurrent	187	162
Investments, noncurrent	135	—
Property & equipment, net	79	70
Goodwill	289	289
Other intangible assets, net	21	26
Other assets	78	55
Total assets	$2,435	$2,593
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$45	$59
Long-term debt, current portion	22	40
Client deposits	56	52
Accrued wages	352	329
Accrued health insurance costs, net	135	151
Accrued workers' compensation costs, net	67	67
Payroll tax liabilities and other payroll withholdings	729	1,034
Insurance premiums and other payables	19	25
Total current liabilities	1,425	1,757
Long-term debt, less current portion	391	383
Accrued workers' compensation costs, less current portion, net	158	165
Deferred taxes	68	68
Other non-current liabilities	18	14
Total liabilities	2,060	2,387
Commitments and contingencies (see Note 8)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017)
Common stock and additional paid-in capital	641	583
($0.000025 par value per share; 750,000,000 shares authorized; 70,596,559 and 69,818,392 shares issued and outstanding at December 31, 2018 and 2017, respectively)
Accumulated deficit	(266)	(377)
Total stockholders' equity	375	206
Total liabilities & stockholders' equity	$2,435	$2,593
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except share and per share data)	2018	2017	2016
Professional service revenues	$487	$458	$447
Insurance service revenues	3,016	2,817	2,613
Total revenues	3,503	3,275	3,060
Insurance costs	2,610	2,466	2,414
Cost of providing services (exclusive of depreciation and amortization of intangible assets)	229	213	190
Sales and marketing	182	187	174
General and administrative	142	114	92
Systems development and programming	49	45	31
Depreciation and amortization of intangible assets	40	33	35
Total costs and operating expenses	3,252	3,058	2,936
Operating income	251	217	124
Other income (expense):
Interest expense, bank fees and other	(22)	(20)	(20)
Interest income	12	3	—
Income before provision for income taxes	241	200	104
Income tax expense	49	22	43
Net income	$192	$178	$61
Other comprehensive income, net of tax	—	—	1
Comprehensive income	$192	$178	$62

Net income per share:
Basic	$2.72	$2.57	$0.88
Diluted	$2.65	$2.49	$0.85
Weighted average shares:
Basic	70,385,639	69,175,377	70,159,696
Diluted	72,300,663	71,385,280	71,972,486
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(in millions, except share data)	Shares	Amount
Balance at December 31, 2015	70,371,425	$494	$(485)	$(1)	$8
Net income	—	—	61	—	61
Other comprehensive income	—	—	—	1	1
Issuance of common stock for vested restricted stock units	695,253	—	—	—	—
Issuance of common stock under employee stock purchase plan	283,644	4	—	—	4
Issuance of common stock from exercise of stock options	1,297,812	5	—	—	5
Stock-based compensation expense	—	26	—	—	26
Repurchase of common stock	(3,414,675)	—	(72)	—	(72)
Awards effectively repurchased for required employee withholding taxes	(217,769)	—	(4)	—	(4)
Excess tax benefit from equity incentive plan activity	—	6	—	—	6
Balance at December 31, 2016	69,015,690	535	(500)	—	35
Net income	—	—	178	—	178
Issuance of common stock from vested restricted stock units	1,020,352	—	—	—	—
Issuance of common stock for employee stock purchase plan	224,928	5	—	—	5
Issuance of common stock from exercise of stock options	1,441,957	11	—	—	11
Stock-based compensation expense	—	32	—	—	32
Repurchase of common stock	(1,549,434)	—	(44)	—	(44)
Awards effectively repurchased for required employee withholding taxes	(335,101)	—	(11)	—	(11)
Balance at December 31, 2017	69,818,392	583	(377)	—	206
Net income	—	—	192	—	192
Cumulative effect of accounting change	—	—	2	—	2
Issuance of common stock from restricted stock units and restricted stock awards	1,634,271	—	—	—	—
Issuance of common stock for employee stock purchase plan	175,966	7	—	—	7
Issuance of common stock from exercise of stock options	617,157	7	—	—	7
Stock-based compensation expense	—	44	—	—	44
Repurchase of common stock	(1,190,995)	—	(61)	—	(61)
Awards effectively repurchased for required employee withholding taxes	(458,232)	—	(22)	—	(22)
Balance at December 31, 2018	70,596,559	641	(266)	—	375
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2018	2017	2016
Operating activities
Net income	$192	$178	61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	35	39
Stock-based compensation	44	32	26
Deferred income taxes	1	(25)	42
Changes in operating assets and liabilities:
Accounts receivable	10	(14)	—
Unbilled revenue	(14)	(4)	(79)
Prepaid expenses	(9)	28	(45)
Accounts payable and other current liabilities	(8)	23	11
Client deposits	4	(4)	(2)
Accrued wages	23	26	73
Accrued health insurance costs	(16)	22	16
Accrued workers' compensation costs	(7)	9	60
Payroll taxes payable and other payroll withholdings	(305)	294	(175)
Other assets	(64)	(11)	174
Other liabilities	(1)	17	(9)
Net cash (used in) provided by operating activities	(104)	606	192
Investing activities
Purchases of marketable securities	(258)	—	(15)
Proceeds from sale and maturity of marketable securities	101	14	28
Acquisitions of property and equipment	(43)	(38)	(40)
Net cash used in investing activities	(200)	(24)	(27)
Financing activities
Repurchase of common stock	(61)	(44)	(72)
Proceeds from issuance of common stock	14	16	9
Awards effectively repurchased for required employee withholding taxes	(22)	(11)	(4)
Proceeds from issuance of debt, net	210	—	58
Payments for extinguishment of debt	(204)	—	(58)
Repayment of debt	(22)	(38)	(37)
Net cash used in financing activities	(85)	(77)	(104)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(389)	505	61
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,738	1,233	1,172
End of period	$1,349	$1,738	$1,233

Supplemental disclosures of cash flow information
Interest paid	$17	$16	15
Income taxes paid, net	49	2	39
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$3	$2	1
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group Inc. (TriNet, or the Company, we, our and us), a professional employer organization (PEO), provides comprehensive human resources (HR) solutions for small to midsize businesses (SMBs) under a co-employment model. These HR solutions include bundled services, such as multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other services. Through the co-employment relationship, we are the employer of record for most administrative and regulatory purposes, including:

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
Reclassifications and Impact of Recently Adopted Accounting Guidance
Certain prior year amounts have been reclassified to conform to current period presentation.
Balance sheet reclassifications are summarized in the tables below:

	December 31, 2017
	As previously	Reclassification	As
(in millions)	Reported	Amounts	Revised
Assets
Restricted cash, cash equivalents, and investments	$15	$1,265	$1,280
Accounts receivable, net	—	21	21
Unbilled revenue, net	—	297	297
Prepaid income taxes	5	(5)	—
Prepaid expenses	8	30	38
Other current assets	2	17	19
Worksite employee related assets	1,625	(1,625)	—
Workers' compensation collateral receivable	39	(39)	—
Deferred and other long term income taxes	2	(2)	—
Other assets	14	41	55

FINANCIAL STATEMENTS

	December 31, 2017
	As previously	Reclassification	As
(in millions)	Reported	Amounts	Revised
Liabilities and stockholders' equity
Accounts payable & other current liabilities	$45	$14	$59
Accrued wages	40	289	329
Client deposits	—	52	52
Accrued health insurance costs, net	—	151	151
Accrued workers' compensation costs, net	—	67	67
Payroll tax liabilities and other payroll withholdings	—	1,034	1,034
Insurance premiums and other payables	—	25	25
Other current liabilities	14	(14)	—
Worksite employee related liabilities	1,618	(1,618)	—
Effects on the cash flow statement due to adoption of ASU 2016-18 and effects due to reclassifications are summarized below:

	Year ended December 31,
	2017				2016
(in millions)	As previously reported	Effect of ASU adoption	Reclassified amounts	As revised	As previously reported	Effect of ASU adoption	Reclassified amounts	As revised
Operating activities
Changes in operating assets and liabilities:
Accounts receivable	$—	$—	$(14)	$(14)	$—	$—	$—	$—
Restricted cash, cash equivalents, and investments	(46)	46	—	—	(42)	42	—	—
Unbilled revenue	—	—	(4)	(4)	—	—	(79)	(79)
Prepaid income taxes	37	—	(37)	—	(38)	—	38	—
Prepaid expenses	1	—	27	28	(2)	—	(43)	(45)
Workers' compensation collateral receivable	(7)	—	7	—	(3)	—	3	—
Accounts payable	22	—	1	23	9	—	2	11
Client deposits	—	—	(4)	(4)	—	—	(2)	(2)
Accrued wages	11	—	15	26	4	—	69	73
Accrued health insurance costs	—	—	22	22	—	—	16	16
Accrued workers' compensation costs	12	—	(3)	9	55	—	5	60
Payroll taxes payable and other payroll withholdings	—	—	294	294	—	—	(175)	(175)
Worksite employee related assets	(343)	307	36	—	92	1	(93)	—
Worksite employee related liabilities	342	—	(342)	—	(94)	—	94	—
Other assets	4	—	(15)	(11)	—	—	174	174
Other liabilities	—	—	17	17	—	—	(9)	(9)
Net cash provided by operating activities	253	353	—	606	149	43	—	192
Financing activities
Proceeds from issuance of common stock on exercised options	11	—	(11)	—	5	—	(5)	—
Proceeds from issuance of common stock on employee stock purchase plan	5	—	(5)	—	4	—	(4)	—
Proceeds from issuance of common stock	—	—	16	16	—	—	9	9
Net increase in cash and cash equivalents	$152	$353	$—	$505	$18	$43	$—	$61
Interest income previously classified in other income (expense), net is now presented in a new line item. Depreciation expense and amortization of intangible assets previously reported separately, are now presented together as depreciation and amortization of intangible assets.

FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and related disclosures. Significant estimates include:

•	liability for unpaid losses and loss adjustment expenses (accrued workers' compensation costs) related to workers' compensation and workers' compensation collateral receivable,

•	accrued health insurance costs,

•	liability for insurance premiums payable,

•	impairments of goodwill and other intangible assets,

•	income tax assets and liabilities, and

•	liability for legal contingencies.
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
Upon adoption of ASC Topic 606, we recorded a $2 million cumulative effect adjustment to opening retained earnings as of January 1, 2018. Impacts from adoption of the new standard on our revenue recognition include:

•	Our annual service contracts with our clients that are cancellable with 30 days' notice are initially considered 30-day contracts under the new standard;

•	Professional service revenues are recognized on an output basis which results in recognition at the time payroll is processed;

•	Our non-refundable set up fees are no longer deferred but accounted for as part of our transaction price and are allocated among professional service revenues and insurance services revenues; and

•	The majority of sales commissions related to onboarding new clients that were previously expensed are capitalized as contract assets and amortized over the estimated client life.
Revenues are recognized when control of the promised services are transferred to our clients, in an amount that reflects the consideration that we expect to receive in exchange for services. We generate all of our revenue from contracts with clients. We disaggregate revenues into professional services revenues and insurance services revenues as reported on the consolidated statements of income and comprehensive income. Generally, both the client and the Company may terminate the contract without penalty by providing a 30-day notice.
Performance Obligations
At contract inception, we assess the services promised in our contracts with clients and identify a performance obligation for each distinct promise to transfer to the client a service or bundle of services. We determined that the following distinct services represent separate performance obligations:

•	Payroll and payroll tax processing,

•	Health benefits services, and

•	Workers’ compensation services.

FINANCIAL STATEMENTS

Payroll and payroll tax processing performance obligations include services to process payroll and payroll tax-related transactions on behalf of our clients. Revenues associated with this performance obligation are reported as professional service revenues and recognized using an output method in which the control of the promised services is considered transferred when a client's payroll is processed by us and WSEs are paid. Professional service revenues are stated net of the gross payroll and payroll tax amounts funded by our clients. Although we assume the responsibilities to process and remit the payroll and payroll related obligations, we do not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, we are the agent in this arrangement for revenue recognition purposes.
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
We control the selection of health benefits and workers' compensation coverage made available. As a result, we are the principal in this arrangement for revenue recognition purposes and insurance services revenues are reported gross.
We generally charge new customers a nominal upfront non-refundable fee to recover our costs to set them up on our TriNet platform for payroll processing and other administrative services, such as benefit enrollments. These fees are accounted for as part of our transaction price and are allocated among the performance obligations based on their relative standalone selling prices.
Variable Consideration and Pricing Allocation
Our contracts with customers generally do not include any variable consideration. However, from time to time, we may offer incentive credits to our clients considered to be variable consideration including incentive credits issued related to contract renewals. Incentive credits are recorded as a reduction to revenue as part of the transaction price at contract inception when there is a basis to reasonably estimate the amount of the incentive credit and we reduce the full amount of the credit only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. These incentive credits are allocated among the performance obligations based on their relative standalone selling prices.
We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The transaction price for the payroll and payroll tax processing performance obligations is determined upon establishment of the contract that contains the final terms of the arrangement, including the description and price of each service purchased. The estimated service fee is calculated based on observable inputs and include the following key assumptions: target profit margin, pricing strategies including the mix of services purchased and competitive factors, and client and industry specifics.
The transaction price for health benefits insurance and worker’s compensation insurance performance obligations is determined during the new client on-boarding and enrollment processes based on the types of benefits coverage the clients and WSEs have elected and the applicable risk profile of the client. We estimate our service fees based on actuarial forecasts of our expected insurance premiums and claim costs, and amounts to cover our costs to administer these programs.
We require our clients to prefund payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. Under the provision of our contracts with clients, we generally will process the payment of a client’s payroll only when the client successfully funds the amount required. As a result, there is no financing arrangement for the contracts, however, certain contracts to provide payroll and payroll tax processing services permit the client to pay certain payroll tax components ratably over a 12-month period rather than as payroll tax is determined on wages paid, which may be considered a significant financing arrangement under ASC Topic 606. However, as the period between our performing the service under the contract and when the client pays for the service is less than one year, we have elected, as a practical expedient, not to adjust the transaction price.

FINANCIAL STATEMENTS

Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new customers onboarded as we expect to recover these costs through future service fees. Such assets will be amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, such incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. When the amortization period is less than one year, we apply practical expedient to expense sales commissions in sales and marketing expenses in the period incurred. The below table summarizes the amounts capitalized and amortized during the year ended December 31, 2018:

	Year Ended December 31, 2018
(in millions)	Capitalized	Amortized
Deferred commission costs	$33	$2
Certain commission plans will pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We do not have material contract liabilities as of December 31, 2018.
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
Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to our workers' compensation and health benefit insurance.
At policy inception, annual workers' compensation premiums are estimated by the insurance carriers based on projected wages over the duration of the policy period and the risk categories of the WSEs. As actual wages are realized, premium expense recorded may differ from estimated premium expense, creating an asset or liability throughout the policy year. Such asset or liability is reported on our consolidated balance sheets as prepaid expenses or insurance premiums and other payables, respectively.
Accrued Workers' Compensation Costs
We have secured fully insured workers' compensation insurance policies with insurance carriers to administer and pay claims for our clients and WSEs. We are responsible for reimbursing the insurance carriers for losses up to $1 million per claim occurrence (deductible layer). Insurance carriers are responsible for administering and paying claims. We are responsible for reimbursing each carrier up to a deductible limit per occurrence. Accrued workers' compensation costs represent our liability for unpaid losses and loss adjustment expenses. These accrued costs are established to provide for the estimated ultimate costs of paying claims within the deductible layer in accordance with worker's compensation insurance policies. These accrued costs include estimates for reported and incurred but not reported (IBNR) losses, accrued costs on reported claims, and expenses associated with processing and settling the claims. In establishing these accrued costs, we use an independent actuary to provide an estimate of undiscounted future cash payments that would be made to settle the claims based upon:

•	TriNet's historical loss experience, exposure data, and industry loss experience,

•	inputs including WSE job responsibilities and location,

•	historical frequency and severity of workers' compensation claims,

FINANCIAL STATEMENTS

•	an estimate of future cost trends to establish expected loss ratios for subsequent accident years,

•	expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and

•	loss development factors to project the reported losses for each accident year to an ultimate basis.
We assess the accrued workers' compensation costs on a quarterly basis. For each reporting period, changes in the actuarial methods and assumptions resulting from changes in actual claims experience and other trends are incorporated into the accrued workers' compensation costs. Adjustments to previously established accrued costs estimate are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any variety of new adverse or favorable trends. Accordingly, final claim settlements may vary materially from the present estimates, particularly when those payments may not occur until well into the future. In our experience, plan years related to workers' compensation programs may take ten years or more to be settled.
We do not discount accrued workers' compensation costs. Claim costs expected to be paid within one year are recorded as accrued workers' compensation costs. Claim costs expected to be paid beyond one year are included in accrued workers' compensation costs, less current portion.
We have collateral agreements with various insurance carriers where either we retain custody of funds in trust accounts which we record as restricted cash and cash equivalents, or remit funds to carriers. Collateral whether held by us, or the carriers, is used to settle our insurance and claim deductible obligations to them. Collateral requirements are established at the policy year and are re-assessed by each carrier annually. Based on the results of each assessment, additional collateral may be required for or paid to the carrier or collateral funds may be released or returned to the Company. Collateral paid to carriers, by agreement permits net settlement of obligations against collateral held, which we record net of our accrued costs (Carrier Collateral Offset). We offset Carrier Collateral Offset against our obligation due within the next 12 months before applying against long term obligations. Collateral balances in excess of accrued costs are recorded as accounts receivable or in other assets.
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2018, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
Accrued health insurance costs are established to provide for the estimated unpaid costs of reimbursing the carriers for paying claims within the deductible layer in accordance with risk-based health insurance policies. These accrued costs include estimates for reported losses, plus estimates for claims incurred but not paid. We assess accrued health insurance costs regularly based upon independent actuarial studies that include other relevant factors such as current and historical claims payment patterns, plan enrollment and medical trend rates.
In certain carrier contracts we are required to prepay the expected claims activity for the subsequent period. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs or when the prepaid is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2018 and 2017, prepayments included in accrued health insurance costs were $33 million and $19 million, respectively.
Under certain policies, based on plan performance, we may be entitled to receive refunds of premiums which we recognize in accordance with the policy terms. We estimate these refunds based on premium and claims data and record as a reduction in the insurance costs on the consolidated statements of income and comprehensive income and prepaid expenses on the consolidated balance sheets. As of December 31, 2018, there were no prepaid insurance premiums. As of December 31, 2017, there was $11 million included within prepaid expenses as prepaid insurance premiums.
Cash and Cash Equivalents
Cash and cash equivalents include bank deposits and short-term, highly liquid investments. Investments with original maturity dates of three months or less are considered cash equivalents.

FINANCIAL STATEMENTS

Restricted Cash, Cash Equivalents and Investments
Restricted cash, cash equivalents and investments presented on our consolidated balance sheets include:

•	cash and cash equivalents in trust accounts functioning as security deposits for our insurance carriers,

•
payroll funds collected representing cash collected in advance from clients which we designate as restricted for the purpose of funding WSE payroll and payroll taxes and other payroll related liabilities, and

•
amounts held in trust for current and future premium and claim obligations with our insurance carriers, which amounts are held in trust according to the terms of the relevant insurance policies and by the local insurance regulations of the jurisdictions in which the policies are in force.

Investments
Our investments are primarily classified as available-for-sale and are carried at estimated fair value.
Unrealized gains and losses are reported as a component of accumulated other comprehensive income, net of deferred income taxes. The amortized cost of debt investments is adjusted for amortization of premiums and accretion of discounts from the date of purchase to the earliest call date for premiums or the maturity date for discounts. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method to determine the realized gains and losses on the sale of available-for-sale securities. Realized gains and losses are included in interest income in the accompanying consolidated statements of income and comprehensive income.
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
We have investments within our unrestricted and our restricted accounts. Unrestricted investments are recorded on the balance sheet as current or noncurrent based upon the remaining time to maturity, and investments subject to restrictions are classified as current or noncurrent based on the expected payout of the related liability.
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
Our financial assets recorded at fair value on a recurring basis are comprised of cash equivalents, available-for-sale marketable securities and certificates of deposits. We measure certain financial assets at fair value for disclosure purposes, as well as on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and liabilities have fair values that approximate their carrying value due to their short-term nature.
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
The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We classify our cash equivalents, debt securities and debt payable in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

FINANCIAL STATEMENTS

Unbilled Revenue
We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients, are recorded as unbilled revenue. As of December 31, 2018 and 2017, advance collections included in unbilled revenue were $23 million and $12 million respectively.
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for doubtful accounts. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting unfunded payroll is recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for doubtful accounts based on historical experience, the age of the accounts receivable balances, credit quality of clients, current economic conditions and other factors that may affect clients’ ability to pay, and charge-off amounts when they are deemed uncollectible.
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
We capitalize internal and external costs incurred to develop internal-use computer software during the application development stage. Application development stage costs include license fee paid to third-parties for software use, software configuration, coding, and installation. Capitalized costs are amortized on a straight-line basis over the estimated useful life, typically ranging from three to five years, commencing when the software is placed into service. We expense costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training costs, and costs that do not add functionality to existing systems. For the years ended December 31, 2018, 2017 and 2016, internally developed software costs capitalized were $33 million, $29 million and $21 million respectively.
We periodically assess the likelihood of unsuccessful completion of projects in progress, as well as monitor events or changes in circumstances, which might suggest that impairment has occurred and recoverability should be evaluated. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds the future net cash flows expected to be generated by the asset.
Goodwill and Other Intangible Assets
Our goodwill and identifiable intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis or when an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. All goodwill is associated with one reporting unit within our one reportable segment.
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2018, 2017 and 2016.

FINANCIAL STATEMENTS

Intangible assets with finite useful lives are amortized over their respective estimated useful lives ranging from two to ten years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2018, 2017 and 2016.
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
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $17 million, $8 million, and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
Our stock-based awards to employees include time-based and performance-based restricted stock units and restricted stock awards, stock options and an employee stock purchase plan. Compensation expense associated with restricted stock units and restricted stock awards is based on the fair value of common stock on the date of grant. Compensation expense associated with stock options and employee stock purchase plan are based on the estimated grant date fair value method using the Black-Scholes option pricing model. Expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest, with adjustments to expense recognized in the period in which forfeitures occur.
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
As of December 31, 2018, no client accounted for over 10% of total accounts receivable. One client accounted for more than 47% of accounts receivable as of December 31, 2017. No client accounted for more than 10% of total revenues in the years ended December 31, 2018, 2017 and 2016. Bad debt expense, net of recoveries was $1 million, for each of the years ended December 31, 2018, 2017 and 2016.
Recent Accounting Pronouncements
Recently adopted accounting guidance
Revenue Recognition - In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue for the transfer of promised goods or services to customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized.
We have adopted the new standard effective January 1, 2018 using the modified retrospective method. For further discussion of our adoption of ASC Topic 606, including our operating results under the new standard, see Revenue Recognition section above.

FINANCIAL STATEMENTS

The impact from the adoption of ASC Topic 606 to our consolidated income statements and balance sheets is as follows:

	December 31, 2018
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Cash and cash equivalents	$228	$235	$(7)
Restricted cash, cash equivalents and investments, current	942	935	7
Unbilled revenue, net	304	311	(7)
Prepaid expenses	48	44	4
Other current assets	59	49	10
Other assets	78	67	11
Liabilities
Accounts payable and other current liabilities	$45	$48	$3
Deferred taxes	68	67	$(1)
Other non-current liabilities	18	22	$4
Equity
Accumulated deficit	$(266)	$(290)	$(24)

	Year Ended December 31, 2018
(in millions, except per share data)	As Reported	Balance Using Previous Standard	Increase (Decrease)
Income statement
Revenue
Professional service revenues	$487	$485	$2
Total revenues	3,503	3,501	2
Expense
Sales and marketing expense
Commissions expense	22	53	(31)
Total expense	3,252	3,283	(31)
Income before provision for income taxes	241	208	33
Income tax expense	49	40	9
Net income	$192	$168	$24
Basic earnings per share	$2.72	$2.40	$0.32
Diluted earnings per share	$2.65	$2.34	$0.31
Statement of Cash Flows - In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, transfers between such categories are no longer be presented in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 using the retrospective method. See the effects of this adoption under the Impact of Reclassifications and Recently Adopted Accounting Guidance section above.

FINANCIAL STATEMENTS

Recent issued accounting pronouncements
Lease arrangements - In February 2016, the FASB issued ASU 2016-02-Leases (Topic 842) and subsequent amendments to the initial guidance (collectively, ASC Topic 842) to supersede existing guidance on accounting for leases in ASC 840, Leases (ASC 840). ASC Topic 842 requires us to recognize on our balance sheet a lease liability representing the present value of future lease payments and a right-of-use asset representing our right to use, or control the use of, a specified asset for the lease term for any operating lease with a term greater than one year. This standard is effective for annual and interim reporting periods beginning after December 15, 2018. Our leases primarily consist of leases for office space. We have an immaterial amount of capitalized leases.
We will adopt the new standard effective January 1, 2019 using the optional transition method, under which we will recognize the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019 with unchanged comparative periods.
Additionally, we will elect the practical expedient approach and will not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases. We will continue to classify initial indirect costs of existing leases as part of our existing leases and not separate any non-lease components.
On the date of adoption, the consolidated balance sheet will be adjusted by the following amounts:

(in millions)	Increase Under New Guidance
Recognizing right-of-use asset
Long-term right-of-use assets	$53
Recognizing lease liability and derecognizing deferred rent
Accounts payable and other current liabilities	$16
Other non-current liabilities	37
The impact on the consolidated statements of income is expected to be immaterial.
In addition, ASC Topic 842 requires significant new disclosures, including significant judgments regarding our leasing activities. We have completed our implementation, including a review of the processes and controls to ensure we meet the reporting and disclosure requirements.
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
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls, payroll tax liabilities and other payroll withholdings.
We also invest available corporate funds, primarily in fixed income securities which meet the requirements of our corporate investment policy and are classified as available for sale (AFS).

FINANCIAL STATEMENTS

Our total cash, cash equivalents and investments are summarized in the table below:

	December 31, 2018				December 31, 2017
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$228	$—	$—	$228	$336	$—	$—	$336
Investments	—	54	—	54	—	—	—	—
Restricted cash, cash equivalents and investments
Insurance carriers security deposits	15	—	—	15	15	—	—	15
Payroll funds collected	783	—	—	783	1,095	—	—	1,095
Collateral for health benefits claims	75	—	—	75	69	—	—	69
Collateral for workers' compensation claims	66	1	—	67	98	1	—	99
Collateral to secure standby letter of credit	—	—	2	2	—	—	2	2
Total restricted cash, cash equivalents and investments, current	939	1	2	942	1,277	1	2	1,280
Investments, noncurrent	—	135	—	135	—	—	—	—
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	182	5	—	187	125	37	—	162
Total	$1,349	$195	$2	$1,546	$1,738	$38	$2	$1,778

NOTE 3. INVESTMENTS

All of our investment securities that have a contractual maturity date greater than three months are classified as AFS. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our investments as of December 31, 2018 and December 31, 2017 are presented below:

	December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$33	$—	$—	$33
Corporate bonds	99	—	—	99
U.S. government agencies and government-sponsored agencies	7	—	—	7
U.S. treasuries	46	—	—	46
Exchange traded fund	1	—	—	1
Other debt securities	9	—	—	9
Total	$195	$—	$—	$195

	December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$37	$—	$—	$37
Exchange traded fund	1	—	—	1
Total	$38	$—	$—	$38

FINANCIAL STATEMENTS

Investments in a continuous unrealized loss position as of December 31, 2018 and December 31, 2017 are presented below.

	December 31, 2018
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$25	$—	$—	$—	$25	$—
Corporate bonds	84	—	—	—	84	—
U.S. government agencies and government-sponsored agencies	4	—	—	—	4	—
U.S. treasuries	21	—	—	—	21	—
Other debt securities	7	—	—	—	7	—
Total	$141	$—	$—	$—	$141	$—

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$5	$—	$24	$—	$29	$—
Total	$5	$—	$24	$—	$29	$—
Unrealized losses on fixed income securities are principally caused by changes in interest rates and the financial condition of the issuer. In analyzing an issuer's financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by credit rating agencies have occurred, and industry analysts' reports. As we have the ability to hold these investments until maturity, or for the foreseeable future, no decline was deemed to be other-than-temporary. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
The fair value of debt investments by contractual maturity are shown below:

	December 31, 2018
(in millions)	One year or less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Fair Value
Asset-backed securities	$4	$26	$3	$—	$33
Corporate bonds	42	57	—	—	99
U.S. government agencies and government-sponsored agencies	1	2	—	4	7
U.S. treasuries	12	34	—	—	46
Other debt securities	—	1	—	8	9
Total	$59	$120	$3	$12	$194

	December 31, 2017
(in millions)	One year or less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Fair Value
U.S. treasuries	$—	$37	$—	$—	$37
Total	$—	$37	$—	$—	$37

FINANCIAL STATEMENTS

The gross proceeds from sales and maturities of AFS securities for the years ended December 31, 2018, 2017 and 2016 are shown below. We had immaterial gross realized gains and losses from sales of investments for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(in millions)	2018	2017	2016
Gross proceeds from sales	$54	$—	$—
Gross proceeds from maturities	47	14	28
Total	$101	$14	$28
Our asset-backed securities include auto loan/lease, credit card, and equipment leases with investment-grade ratings.
Our corporate bonds include investment-grade debt securities from a wide variety of issuers, industries, and sectors.
Our U.S. government agencies and government-sponsored agency securities primarily include mortgage-backed securities consisting of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities with investment-grade ratings.
Our other debt securities primarily include mortgage-backed securities with investment-grade ratings issued by institutions without federal backing.
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(in millions)	December 31, 2018	December 31, 2017
Software	$144	$114
Office equipment, including data processing equipment	27	23
Leasehold improvements	21	15
Furniture, fixtures, and equipment	15	15
Projects in progress	2	7
Total	209	174
Less: Accumulated depreciation	(130)	(104)
Property and equipment, net	$79	$70
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $35 million, $28 million and $19 million, respectively. Projects in progress consist primarily of development costs for internally developed software, which we capitalize and amortize on a straight-line basis over the estimated useful life. We recognized depreciation expense for capitalized internally developed software of $24 million, $17 million, and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.

FINANCIAL STATEMENTS

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes goodwill and other intangible assets:

		December 31, 2018			December 31, 2017
(in millions)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$289	$—	$289	$289	$—	$289
Amortizable intangibles:
Customer contracts	10 years	90	(71)	19	210	(187)	23
Developed technology	5 years	5	(3)	2	6	(3)	3
Total		$95	$(74)	$21	$216	$(190)	$26
Amortization of intangible assets during the years ended December 31, 2018, 2017 and 2016 was $5 million, $5 million and $16 million, respectively. As of December 31, 2018, we had $120 million of fully amortized customer contracts and $1 million of fully amortized developed technology. We evaluate the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the estimated remaining useful life.
Expense related to intangibles amortization in future periods as of December 31, 2018 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2019	$5
2020	5
2021	4
2022	4
2023	3
Total	$21
NOTE 6. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
Total accrued costs, beginning of year	$255	$255	$190
Incurred
Current year	80	98	113
Prior years	(28)	(6)	28
Total incurred	52	92	141
Paid
Current year	(12)	(14)	(14)
Prior years	(57)	(78)	(62)
Total paid	(69)	(92)	(76)
Total accrued costs, end of year	$238	$255	$255
The following table summarizes workers' compensation liabilities on the consolidated balance sheets:

FINANCIAL STATEMENTS

(in millions)	December 31, 2018	December 31, 2017
Total accrued costs, end of year	$238	$255
Collateral paid to carriers and offset against accrued costs	(13)	(23)
Total accrued costs, net of carrier collateral offset	$225	$232

Payable in less than 1 year (net of collateral paid to carriers of $3 and $6 as of December 31, 2018 and 2017, respectively)	67	67
Payable in more than 1 year (net of collateral paid to carriers of $10 and $17 as of December 31, 2018 and 2017, respectively)	158	165
Total accrued costs, net of carrier collateral offset	$225	$232
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the year ended December 31, 2018, the favorable development was primarily due to lower than expected severity development on claims that had previously been reported, as well as a lower than expected reported claim frequency during 2018. For the year ended December 31, 2017, the favorable development was primarily due to lower than expected severity of reported claims associated with office worker WSEs in recent accident years. For the year ended December 31, 2016, the adverse development was primarily due to higher than expected severity of reported claims associated with non-office WSEs in recent accident years.
As of December 31, 2018 and 2017, we had $57 million and $63 million, respectively, of collateral held by insurance carriers of which $13 million and $23 million was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 7. LONG-TERM DEBT
As of December 31, 2018 and 2017, long-term debt consisted of the following:

(in millions)	December 31, 2018	December 31, 2017	Annual Contractual Interest Rate		Effective Interest Rate	Maturity Date
Term Loan A	$—	$303	3.95%	(1)	4.07%	July 2019
Term Loan A-2	—	122	3.83%	(2)	3.90%	July 2019
2018 Term Loan A	414	—	4.15%	(3)	4.25%	June 2023
Total term loans	414	425
Deferred loan costs	(1)	(2)
Less: current portion	(22)	(40)
Long-term debt, noncurrent	$391	$383

(1)	Bears interest at LIBOR plus 2.25% or the prime rate plus 1.25% at our option, subject to certain rate adjustments based upon our total leverage ratio.

(2)	Bears interest at LIBOR plus 2.125% or the prime rate plus 1.125% at our option, subject to certain rate adjustments based upon our total leverage ratio.

(3)
Bears interest at LIBOR plus 1.625% or the prime rate plus 0.625% at our option in the first full fiscal quarter of the term loan, thereafter subject to certain rate adjustments based on our total leverage ratio. As of December 31, 2018, the interest rate was based on LIBOR plus 1.625%.

In June 2018 we refinanced approximately $415 million of, and repaid in full, our outstanding A and A-2 term loans (together, our 2014 Term Loans) under our previous credit agreement (our 2014 Credit Agreement). Our 2014 Term Loans were replaced with a $425 million term loan A (our 2018 Term Loan) under our new credit agreement (our 2018 Credit Agreement). We also replaced our previous $75 million revolving credit facility established under our 2014 Credit Agreement with a $250 million revolving credit facility under our 2018 Credit Agreement (our 2018 Revolver), which will be used solely for working capital and other general corporate purposes. As part of this approximately $415 million refinancing transaction, $204 million was recorded as an extinguishment, and $211 million was rolled over into the 2018 Term Loan and was treated as a debt modification. As of December 31, 2018, $414 million was outstanding under

FINANCIAL STATEMENTS

our 2018 Term Loan and the full amount of our 2018 Revolver, less approximately $16 million representing an undrawn letter of credit, was available.
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
The remaining balance of our 2018 Term Loan will be repaid in quarterly installments in aggregate annual amounts as follows:

	Year ending December 31,
(in millions)	2019	2020	2021	2022	2023	Thereafter
Term loan repayments	$22	$22	$22	$22	$326	$—
Our 2018 Credit Agreement contains customary representations and warranties, and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates.
Our 2018 Credit Agreement restricts our ability to make certain types of payments, including dividends and stock repurchases and other similar distributions, though such payments may generally be made as long as our total leverage ratio remains below 3.00 to 1.00 after the effect of these payments and there exists no default under the 2018 Credit Agreement.
The financial covenants under our 2018 Credit Agreement require us to maintain a minimum consolidated interest coverage ratio of at least 3.50 to 1.00 at each quarter end and a maximum total leverage ratio of 3.50 to 1.00. In the event of an acquisition the maximum ratio can be raised to 4.00 to 1.00 for four consecutive quarters. We were in compliance with these financial covenants under the credit facilities at December 31, 2018.

FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease office facilities, including our headquarters and other facilities under non-cancelable operating leases. The schedule of minimum future rental payments under non-cancelable operating leases having initial terms in excess of one year at December 31, 2018, is as follows:

(in millions)	Operating Leases
Year ending December 31:
2019	$18
2020	17
2021	11
2022	9
2023	8
Thereafter	25
Minimum lease payments	$88
The lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $20 million, $18 million and $17 million, respectively.
Credit Facilities

We maintain a $250 million revolving credit facility which includes capacity for a $20 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the revolving credit facility. The total unused portion of the revolving credit facility was $234 million as of December 31, 2018.

The terms of the credit agreement governing the revolving credit facility require us to maintain certain financial ratios at each quarter end. We were in compliance with these covenants as of December 31, 2018.

We also have a $5 million line of credit facility to secure standby letters of credit related to our workers' compensation obligation. At December 31, 2018, the total unused portion of the credit facility was $3 million.
Standby Letters of Credit

We have two standby letters of credit up to an aggregate of $18 million provided as collateral for our workers’ compensation obligations. At December 31, 2018, the facilities were not drawn down.
Contingencies
In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc., et. al., under the Securities Exchange Act of 1934 in the United States District Court for the Northern District of California. The complaint was later amended in April 2016 and again in March 2017. On December 18, 2017, the district court granted TriNet’s motion to dismiss the amended complaint in its entirety, without leave to amend. Plaintiff filed a notice of appeal of the district court’s order on January 17, 2018. Plaintiff-Appellant filed his opening appeal brief before the Ninth Circuit Court of Appeals on April 27, 2018. TriNet filed a responsive brief on June 28, 2018. Plaintiff-Appellant filed his reply brief on August 20, 2018. The Ninth Circuit has scheduled a hearing date for March 14, 2019. We see no basis for a reversal of the district court’s decision. We are unable to reasonably estimate the possible loss or expense, or range of losses and expenses, if any, arising from this litigation.
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

FINANCIAL STATEMENTS

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
NOTE 9. STOCKHOLDERS' EQUITY
Equity-Based Incentive Plans
Our 2009 Equity Incentive Plan (the 2009 Plan) provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. Shares available for grant as of December 31, 2018 were 12 million.
Stock Options
Stock options are granted to employees under the 2009 Plan at exercise prices equal to the fair market value of our common stock on the dates of grant. Options generally have a maximum contractual term of 10 years. Options are generally vested over four years, based on continued service. Stock options are forfeited if the employee ceases to be employed by us prior to vesting.
The following table summarizes stock option activity under our equity-based plan for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2017	1,296,863	$12.27	5.87	$41
Exercised	(617,157)	11.00
Forfeited	(15,694)	32.81
Canceled	(8,497)	32.02
Balance at December 31, 2018	655,515	$12.90	4.91	$19
Exercisable at December 31, 2018	642,631	$12.65	4.94	$19
Vested and expected to vest at December 31, 2018	655,515	$12.90	4.91	$19

	Year Ended December 31,
Additional Disclosures for Stock Options (in millions)	2018	2017	2016
Total fair value of options vested	$4	$7	$7
Total intrinsic value of options exercised	24	36	21
Cash received from options exercised	7	11	5
Restricted Stock Units and Restricted Stock Awards
In 2018, the Company granted time-based and performance-based restricted stock awards to the Company's named executive officers. A recipient of RSAs owns the underlying shares of common stock upon grant and some of the benefits of ownership, such as voting and dividend rights, but the recipient may not sell those shares and realize any value on a sale, until all time-based and performance-based restrictions have been satisfied or lapsed.

FINANCIAL STATEMENTS

Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Awards granted in 2017 and 2018 are based on single-year performance period subject to subsequent multi-year vesting with 50% of the shares earned will vest in one year after the performance period and the remaining shares in the year after.
Compensation expense is recognized ratably over the vesting period based on the probability of the number of awards expected to vest at each reporting date.
The following table summarizes RSU and RSA activity under our equity-based plans for the year ended December 31, 2018:

	RSUs		RSAs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	2,703,335	$25.82	—	$—
Granted	714,358	47.07	372,783	49.02
Vested	(1,273,796)	27.26	(13,683)	47.61
Forfeited	(406,343)	28.68	(12,308)	47.61
Nonvested at December 31, 2018	1,737,554	$32.83	346,792	$49.13

	RSUs			RSAs
	Year Ended December 31,			Year Ended December 31,
Additional Disclosures for equity-based plans	2018	2017	2016	2018	2017	2016
Total grant date fair value of shares granted (in millions)	$34	$46	$42	$18	$—	$—
Total grant date fair value of shares vested (in millions)	$35	$21	$16	$1	$—	$—
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	451,875	335,101	217,769	6,357	—	—

Employee Stock Purchase Plan

Our 2014 Employee Stock Purchase plan (ESPP) offers eligible employees an option to purchase shares of our common stock through a payroll deduction. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. Employees may contribute a minimum of 1% and a maximum of 15% of their earnings. The plan is considered to be a compensatory plan. We issued 175,966, 224,928, and 283,644 shares under the ESPP during 2018, 2017, and 2016, respectively. As of December 31, 2018, approximately 3 million shares were reserved for future issuances under the ESPP.
Equity-Based Compensation

	ESPP Assumptions
Year Ended December 31,	Expected Term (in Years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2018	0.50	27-37%	1.42-2.5%	0%
2017	0.50	28-37%	0.62-1.42%	0%
2016	0.50	32-76%	0.33-0.62%	0%

FINANCIAL STATEMENTS

Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Cost of providing services	$10	$8	$7
Sales and marketing	8	6	6
General and administrative	22	14	11
Systems development and programming costs	4	4	2
Total stock-based compensation expense	$44	$32	$26
Income tax benefit related to stock-based compensation expense	$11	$7	$9
Tax benefit realized from stock options exercised and similar awards	$23	$28	$7
The table below summarizes unrecognized compensation expense for the year ended December 31, 2018 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$—	0.11
Nonvested RSUs	49	2.07
Nonvested RSAs	12	2.44
Stock Repurchases
During 2018, the board of directors did not authorize additional repurchases. During 2017 and 2016, the board of directors authorized $120 million and $100 million, respectively, of outstanding common stock to be repurchased with no expiration from the date of authorization. As of December 31, 2018, approximately $75 million remained available for repurchase pursuant to our stock repurchase program. During 2018, 2017, and 2016, we repurchased 1,190,995 shares, 1,549,434 shares and 3,414,675 shares, respectively.
On February 6, 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014.
NOTE 10. INCOME TAXES
Provision for Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current:
Federal	$41	$46	$1
State	7	1	—
Total Current	48	47	1
Deferred:
Federal	(3)	12	38
State	4	3	5
Revaluation due to legislative changes	—	(40)	(1)
Total Deferred	1	(25)	42
Total	$49	$22	$43

FINANCIAL STATEMENTS

The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2018			2017			2016
(in millions, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$241			$200			$104
U.S. federal statutory tax rate		$51	21%		$70	35%		$37	35%
State income taxes, net of federal benefit		18	8		10	5		4	4
Tax rate change		—	—		(40)	(20)		(1)	(1)
Nondeductible meals, entertainment and penalties		1	1		1	—		4	4
Stock-based compensation		(9)	(4)		(15)	(7)		1	1
Uncertain tax positions		1	—		4	2		—	—
Tax credits		(4)	(2)		(3)	(1)		(1)	(1)
State and tax return to provision adjustment		(7)	(3)		(5)	(3)		(1)	(1)
Sec 199 benefits		—	—		(3)	(1)		—	—
Other		(2)	(1)		3	1		—	—
Total		$49	20%		$22	11%		$43	41%
Our effective income tax rate increased by 9% to 20% in 2018 from 11% in 2017. The increase was primarily attributable to federal legislative changes enacted in the prior year resulting from non-recurring discrete tax benefits and apportionment changes. The remaining increase consisted of a reduction from excess tax benefits related to stock-based compensation and a one-time qualified production activities deduction for certain software offerings recorded in the prior year. These increases were partially offset by decreases due to changes related to the ongoing litigation and changes in uncertain tax positions.
The revaluation of deferred taxes resulted in a discrete tax benefit representing an immaterial amount in 2018, and 20% and 1% for the years ended December 31, 2017 and 2016, respectively.

FINANCIAL STATEMENTS

Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2018	2017
Deferred tax assets:
Net operating losses (federal and state)	$3	$4
Accrued expenses	8	6
Accrued workers' compensation costs	9	8
Stock-based compensation	8	8
Tax benefits relating to uncertain positions	—	1
Tax credits (federal and state)	7	9
Total	35	36
Valuation allowance	(7)	(7)
Total deferred tax assets	28	29
Deferred tax liabilities:
Depreciation and amortization	(24)	(13)
Deferred service revenues	(62)	(79)
Prepaid health plan expenses	—	(3)
Prepaid commission expenses	(9)	—
Total deferred tax liabilities	(95)	(95)
Net deferred tax liabilities	$(67)	$(66)
We recorded an immaterial change to the valuation allowance in 2018, related to certain state net operating loss and state tax credit carryforwards. We have $61 million in state net operating loss carryforwards as of December 31, 2018 and have utilized all of the federal net operating loss carryforwards. The state net operating loss carryforwards will begin expiring in 2019.
Excess tax benefits or deficiencies from equity-based award activities are now reflected as a component of the provision for income taxes instead of equity. The provision for income taxes for the year ended December 31, 2018 included $10 million of excess tax benefits resulting from equity incentive plan activities.
We have $7 million state tax credit carryforwards (net of federal benefit) available that will begin expiring in 2021, which are offset by a valuation allowance of $6 million as of December 31, 2018 and 2017, respectively.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2012. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the IRS filed cross motions for summary judgment in this matter in federal district court on February 27, 2018. On September 17, 2018, the district court granted our motion for summary judgment and denied the IRS' motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The IRS has 60 days to appeal the district court’s decision. We will continue to vigorously defend our position through the litigation process, including the appeal, if necessary. Given the uncertainty of the outcome of any appeal, it remains possible that our recovery of the refund will be less than the total amount in dispute.

FINANCIAL STATEMENTS

Uncertain Tax Positions
As of December 31, 2018 and 2017, the total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $6 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is presented in the table below:

	Year Ended December 31,
(in millions)	2018	2017	2016
Unrecognized tax benefits at January 1	$6	$1	$3
Additions for tax positions of prior periods	1	4	—
Additions for tax positions of current period	—	1	—
Reductions for tax positions of prior period:
Settlements with taxing authorities	—	—	(2)
Lapse of applicable statute of limitations	(1)	—	—
Unrecognized tax benefits at December 31	$6	$6	$1
As of December 31, 2018 and 2017, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties are included in other liabilities on the consolidated balance sheet.
It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.
NOTE 11. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Net income	$192	$178	$61
Weighted average shares of common stock outstanding	70	69	70
Basic EPS	$2.72	$2.57	$0.88

Net income	$192	$178	$61
Weighted average shares of common stock outstanding	70	69	70
Dilutive effect of stock options and restricted stock units	2	2	2
Weighted average shares of common stock outstanding	72	71	72
Diluted EPS	$2.65	$2.49	$0.85

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	2	1
NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments

FINANCIAL STATEMENTS

We use an independent pricing source to determine the fair value of our available-for-sale securities included as Level 1 and Level 2. For purposes of valuing our securities, the independent pricing source utilizes the following market approach by investment class:

•	Money market mutual funds are valued on a spread or discount rate basis,

•	Asset-backed securities are valued using historical and projected prepayments speed and loss scenarios and spreads obtained from the new issue market, dealer quotes and trade prices,

•	U.S. treasuries, corporate bonds, and other debt securities are priced based on dealer quotes from multiple sources, and

•	US government agencies and government sponsored agencies are priced using LIBOR/swap curves, credit spreads and interest rate volatilities.
We have not adjusted the prices obtained from the independent pricing service and we believe the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price).
On a recurring basis, we did not have any Level 3 financial instruments as of December 31, 2018 and December 31, 2017. There were transfers between levels as of December 31, 2018 and December 31, 2017.
Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2018 and 2017:

(in millions)	Level 1	Level 2	Total
December 31, 2018
Cash equivalents:
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	1	1
Total cash equivalents	4	1	5
Investments:
Asset-backed securities	—	33	33
Corporate bonds	—	99	99
U.S. government agencies and government-sponsored agencies	—	7	7
U.S. treasuries	—	41	41
Other debt securities	—	9	9
Total investments	—	189	189
Restricted cash equivalents:
Money market mutual funds	48	—	48
Commercial paper	20	—	20
Total restricted cash equivalents	68	—	68
Restricted investments:
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	7	8
Total investments and restricted cash equivalents and investments	$73	$197	$270

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2017
Restricted cash equivalents:
Money market mutual funds	$199	$—	$199
Commercial paper	21	—	21
Total restricted cash equivalents	220	—	220
Restricted investments:
U.S. treasuries	37	—	37
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	38	2	40
Total restricted cash equivalents and investments	$258	$2	$260

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

Restricted Investments

The Company's restricted investments include U.S. treasuries, an exchange traded fund and a certificate of deposit. The exchange traded fund is classified as Level 1 in the fair value hierarchy as we use active quoted market prices that are readily available in an active market to determine fair value. The U.S. treasuries are classified as Level 2 in the fair value hierarchy as their prices are based on dealer quotes from multiple sources. The certificate of deposit is classified as Level 2 in the fair value hierarchy as we use a market approach that compares the fair values on certificates with similar maturities.
Fair Value of Financial Instruments Disclosure

Long-Term Debt

The carrying value of our long-term debt at December 31, 2018 and 2017 was $414 million and $425 million, respectively. The estimated fair values of our debt payable at December 31, 2018 and 2017 were $414 million and $428 million, respectively. On September 30, 2018 we changed our methodology of estimating the fair values of our debt payable to a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement. The valuation at December 31, 2017 is considered Level 2 in the hierarchy for fair value measurement.
NOTE 13. 401(k) PLAN
Under our 401(k) plan, participants may direct the investment of contributions to their accounts among certain investments. Effective July 1, 2018, we matched 100% of individual employee 401(k) plan contributions, up to 4% of cash compensation per the calendar year, and made a one-time contribution to certain employees. Prior to July 1, 2018 and in the years ended December 31, 2017 and 2016, we matched individual employee 401(k) plan contributions at the rate of $0.50 for every dollar contributed by employees subject to a cap. We recorded matching contributions to the 401(k) plan of $11 million, $6 million, and $5 million during the years ended December 31, 2018, 2017, and 2016, respectively, which are reflected in various operating expense lines within the accompanying consolidated statements of income and comprehensive income.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.

FINANCIAL STATEMENTS

NOTE 14. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or our executive officer or board member is a member of the customer / vendor company's board of directors. We have received $20 million, $22 million, and $10 million in total revenues from such related parties during the years ended December 31, 2018, 2017 and 2016, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $5 million, $6 million, and $7 million during the years ended December 31, 2018, 2017 and 2016, for services we received, respectively.
NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2018
Total revenues	$861	$850	$875	$917
Insurance costs	641	630	647	692
Operating income	71	76	62	42
Net income	54	58	51	29
Basic net income per share	$0.77	$0.82	$0.73	$0.41
Diluted net income per share	$0.75	$0.80	$0.71	$0.40
2017
Total revenues	$808	$801	$818	$848
Insurance costs	609	600	613	644
Operating income	49	57	63	48
Net income (1)	29	40	43	66
Basic net income per share (1)	$0.42	$0.58	$0.62	$0.95
Diluted net income per share (1)	$0.41	$0.56	$0.60	$0.92
(1) Results of the quarter ended December 31, 2017 included a $40 million benefit due to tax rate change as a result of the TCJA enactment on December 22, 2017.

DISCLOSURE CONTROLS AND PROCEDURES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control over Financial Reporting
Throughout 2018, we implemented enhanced review procedures and documentation standards to remediate the control deficiencies aggregating to a material weakness related to the operating effectiveness of controls over professional service and workers' compensation insurance services revenues as of December 31, 2017. As of December 31, 2018, our testing of both the design and operating effectiveness of these controls was completed, and we have concluded that the material weakness existing at December 31, 2017 has been remediated.
Item 9B. Other Information.
Not applicable.

MANAGEMENT AND CERTAIN SECURITY HOLDERS

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

FINANCIAL STATEMENT SCHEDULES

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of the report:
(1) The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Credited/	Charges	Balance at
	Beginning of	Charged to	Utilized/	End of
(in millions)	Period	Net Income	Write-Offs	Period
Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2018	$—	2	(1)	$1
Year ended December 31, 2017	$—	1	(1)	$—
Year ended December 31, 2016	$1	1	(2)	$—
Tax Valuation Allowance
Year ended December 31, 2018	$7	—	—	$7
Year ended December 31, 2017	$6	1	—	$7
Year ended December 31, 2016	$5	1	—	$6
Item 16. Form 10-K Summary.
None.

EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017

3.3	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

10.1*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	5/8/2015

10.3*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.4*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.6	3/4/2014

10.5*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under 2009 Equity Incentive Plan. as amended through February 20, 2014.	10-Q	001-36373	10.1	4/30/2018

10.6*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.	10-Q	001-36373	10.2	4/30/2018

10.7*	Form of Restricted Stock Award Agreement and Restricted Stock Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.	10-Q	001-36373	10.3	4/30/2018

10.8*	Form of Performance-Based Restricted Stock Award Agreement and Performance-Based Restricted Stock Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.	10-Q	001-36373	10.4	4/30/2018

10.9*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.10*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.11*	Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-36373	10.7	2/27/2018

10.12*	TriNet Group, Inc. Severance Benefit Plan.	10-K	001-36373	10.10	4/1/2016

EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.13*	TriNet Group, Inc. Amended and Restated Executive Severance Benefit Plan	8-K	001-36373	10.1	5/23/2017

10.14*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.15	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.16*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.17*	Employment Agreement, dated March 31, 2017, between Richard Beckert and TriNet Group, Inc.	10-Q	001-36373	10.1	8/1/2017

10.18*	Employment Agreement, dated May 8, 2015, between Brady Mickelsen and TriNet Group, Inc.	10-Q	001-36373	10.2	8/6/2015

10.19*	Second Amended and Restated Employment Agreement, dated December 31, 2016 between Edward Griese and TriNet Group, Inc.	10-Q	001-36373	10.2	8/1/2017

10.20*	Employment Agreement, dated October 16, 2017, between Barrett Boston and TriNet Group, Inc., as amended on February 26, 2018.	10-K	001-36373	10.15	2/27/2018

10.21*	Employment Agreement, dated August 23, 2010, between William Porter and TriNet Group, Inc.	S-1/A	333-192465	10.11	2/13/2014

10.22*	Employment Agreement dated November 19, 2018 between Samantha Wellington and TriNet Group, Inc.					X

10.23*	Transition Agreement by and among TriNet Group, Inc. and William Porter, dated as of September 30, 2016	8-K	001-36373	10.1	10/3/2016

10.24*	Amendment to Transition Agreement by and among TriNet Group, Inc. and William Porter, dated as of January 1, 2018	10-K	001-36373	10.19	2/27/2018

10.25*	Transition Agreement by and among TriNet Group, Inc. and Brady Mickelsen, dated as of August 16, 2018	10-Q	001-36373	10.1	10/29/2018

10.26*	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

10.27*	Credit Agreement, dated as of June 22, 2018, among TriNet Group, Inc., TriNet USA, Inc., as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent.	8-K	001-36373	10.1	6/22/2018

EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Constitutes a management contract or compensatory plan or arrangement.
**
Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of 14th February, 2019.

TRINET GROUP, INC.

Date: February 14, 2019	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: February 14, 2019	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Burton M. Goldfield, Richard Beckert and Samantha Wellington, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Goldfield	Chief Executive Officer (principal executive officer)	February 14, 2019
Burton M. Goldfield

/s/ Richard Beckert	Chief Financial Officer (principal financial officer)	February 14, 2019
Richard Beckert

/s/ Michael P. Murphy	Chief Accounting Officer (principal accounting officer)	February 14, 2019
Michael P. Murphy

/s/ Michael J. Angelakis	Director	February 14, 2019
Michael J. Angelakis

/s/ Katherine August-deWilde	Director	February 14, 2019
Katherine August-deWilde

/s/ Martin Babinec	Director	February 14, 2019
Martin Babinec

/s/ H. Raymond Bingham	Director	February 14, 2019
H. Raymond Bingham

/s/ Paul Chamberlain	Director	February 14, 2019
Paul Chamberlain

/s/ Kenneth Goldman	Director	February 14, 2019
Kenneth Goldman

/s/ David C. Hodgson	Director	February 14, 2019
David C. Hodgson

/s/ Wayne B. Lowell	Director	February 14, 2019
Wayne B. Lowell