Form 10-Q
period 2019-03-31
TRINET GROUP INC
filed 2019-04-29
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 22, 2019 was 69,991,585.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2019

GLOSSARY

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale
ASC	Accounting standards codification
ASU	Accounting standards update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COPS	Cost of providing services
D&A	Depreciation and Amortization
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HR	Human Resources
IRS	Internal Revenue Service
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NISR	Net Insurance Service Revenues
NSR	Net service revenues
OE	Operating expenses
PFC	Payroll funds collected
PSR	Professional service revenues
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
SD&P	Systems development and programming
SEC	Securities and Exchange Commission
SMB	Small to midsize business
U.S.	United States
WSE	Worksite employee

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements and Other Financial Information
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its consolidated subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements.
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
Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019 (2018 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2018 Form 10-K, as well as in our other periodic filings with the SEC. Examples of forward-looking statements include, among others: risks associated with changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; our ability to be recognized as an employer of worksite employees under federal and state regulations; our ability to mitigate business risks associated with our co-employment relationship with our worksite employees; our ability to secure private and confidential client and worksite employee data and our information technology infrastructure against cyber-attacks and security breaches; our ability to manage unexpected changes in workers’ compensation and health insurance claims by worksite employees; fluctuation in our results of operation and stock price as a result of numerous factors, many of which are outside of our control, such as the volume and severity of our workers’ compensation and health insurance claims and the amount and timing of our insurance costs, operating expenses and capital expenditure requirements; failures or limitations in the business systems we rely upon; our ability to improve our technology to meet the expectations of our clients; our ability to properly manage our internal controls over financial reporting; our ability to effectively integrate businesses we have acquired and new businesses we may acquire in the future; the effects of volatility in the financial and economic environment on the businesses that make up our client base; our ability to effectively manage and improve our operational processes; market acceptance of our vertical strategy; our ability to manage our sales force effectively; the ability of our products and services to compete effectively in our industry; the concentration of our clients in certain geographies and industries; the outcome of existing and future legal proceedings; changes in our income tax positions or adverse outcomes from on-going and future audits; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to manage our client attrition; our ability to comply with the restrictions of our credit facility and meet our debt obligations; the impact of concentrated ownership in our stock; and the effects of increased competition and our ability to compete effectively. These and other factors could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this Form 10-Q, and any forward-looking statements made by us in this Form 10-Q speak only as of the date of this Form 10-Q. We undertake no obligation to revise or update any of the information provided in this Form 10-Q, except as required by law.
The MD&A of this Form 10-Q includes references to our performance measures presented in conformity with GAAP and other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plans. Refer to the Non-GAAP Financial Measures in our Key Financial and Operating Metrics section within our MD&A for definitions and reconciliations from GAAP measures.

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
Operational Highlights
Our consolidated results for the first quarter of 2019 reflect our continued progress in attracting new customers to our industry-oriented (vertical) products, serving our existing customers and marketing our brand. The first quarter of the year is our most active for adding new customers.
Our customers are our focus, and we are investing in our processes to ensure a stronger customer experience. We expect this investment will further enhance our value to our customers, support retention and provide further efficiency and scale for our operations. We started this work in 2018 and expect this to continue in the near-term.
During the first quarter of 2019, we experienced elevated attrition that was partially offset by improvements where:

•	we benefited from our clients growing their WSEs,

•	our customers increased their participation, or enrollment in our insurance services offerings, and

•	we delivered profitable growth.
Our efforts to build a successful and enduring company include building and leveraging a strong national brand presence. Our branding strategy, Incredible Starts Here, is being augmented with our current campaign: People Matter. We place our customers at the center of what we do, including placing our customers at the center of our marketing.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
Q1 2019
Our results for the first quarter of 2019 is as follows (percentages, increases or reductions represent changes when compared to the first quarter of 2018):

	$934M		$82M		$251M
	Total revenues		Operating income		Net Service Revenue *
	9%	increase	17%	increase	14%	increase

	$63M		$0.89		$69M
	Net income		Diluted EPS		Adjusted Net income *
	17%	increase	19%	increase	20%	increase

*	Non-GAAP measure as defined in the section below.

316,906		312,760		$11.6B
Total WSE		Average WSE		Payroll and payroll tax payments
—%	flat	(1)%	decrease	13%	increase

In Q1 2019, we continued to achieve year-over-year revenue growth which now extends to 24 quarters of growth in total revenues. The growth year-over-year reflects our pricing approach, combined with our changing mix of WSEs and increasing enrollment, by customers that choose to benefit from all of our service offerings. We continue to price to the value of our services and, for our insurance offerings, to our expected risk.
Average WSEs (defined as average monthly WSEs paid during the period) for the first quarter of 2019 decreased 1% compared to the same period in 2018 from higher than normal client attrition in the Main Street vertical related to the platform migration, partially offset by the benefit from new sales combined with increased WSE hiring by our clients.
Our change in mix of WSEs over the last year contributed to our growth of both PSR and ISR. The expansion of our NISR margin benefited from the reduced insurance costs in the current quarter.
We continue to enhance our investment strategy to invest available liquid funds to improve our net income and to fund our corporate initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended March 31,
(in millions, except per share and WSE data)	2019	2018	% Change
Income Statement Data:
Total revenues	$934	$861	9%
Operating income	82	71	17
Net income	63	54	17
Diluted net income per share of common stock	0.89	0.75	19
Non-GAAP measures (1):
Net Service Revenues	251	220	14
Net Insurance Service Revenues	115	91	26
Adjusted EBITDA	108	91	18
Adjusted Net Income	69	58	20

Operating Metrics:
Average WSEs	312,760	314,561	(1)
Total WSEs at period end	316,906	316,715	—
(1)    Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

(in millions)	March 31, 2019	December 31, 2018	% Change
Balance Sheet Data:
Cash and cash equivalents	$251	$228	10%
Working capital	226	221	2
Total assets	2,345	2,435	(4)
Long-term debt	407	413	(1)
Total liabilities	1,939	2,060	(6)
Total stockholders’ equity	406	375	8

	Three Months Ended March 31,
(in millions)	2019	2018		% Change
Cash Flow Data:
Net cash used in operating activities	$(142)	$(536)		(73)%
Net cash (used in) provided by investing activities	(11)	2		(661)
Net cash used in financing activities	(47)	(19)		145
Non-GAAP measure(1):
Corporate operating cash flows	78	45	169	73
(1)    Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

Non-GAAP Financial Measures
In addition to financial measures presented in accordance with GAAP, we monitor other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources, and to use as performance measures in our executive compensation plan. These key financial measures provide an additional view of our operational performance over the long-term and provide information that we use in order to maintain and grow our business.
The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. They are not meant to be considered in isolation from, superior to, or as a substitute, for the directly comparable financial measures prepared in accordance with GAAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-GAAP Measure	Definition	How We Use The Measure
Net Service Revenues	• Sum of professional service revenues and Net Insurance Service Revenues, or total revenues less insurance costs.
• Provides a comparable basis of revenues on a net basis. Professional service revenues are presented net of client payroll costs whereas insurance service revenues are presented gross of insurance costs for financial reporting purposes.
• Acts as the basis to allocate resources to different functions and evaluates the effectiveness of our business strategies by each business function.
• Provides a measure, among others, used in the determination of incentive compensation for management.

Net Insurance Service Revenues	• Insurance revenues less insurance costs.
• Is a component of Net Service Revenues.
• Provides a comparable basis of revenues on a net basis. Professional service revenues are presented net of client payroll costs whereas insurance service revenues are presented gross of insurance costs for financial reporting purposes. Promotes an understanding of our insurance services business by evaluating insurance service revenues net of our WSE related costs which are substantially pass-through for the benefit of our WSEs. Under GAAP, insurance service revenues and costs are recorded gross as we have latitude in establishing the price, service and supplier specifications.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

(1)
Non-GAAP effective tax rate is 26% for 2019 and 2018, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended March 31,
(in millions)	2019	2018
Total revenues	$934	$861
Less: Insurance costs	683	641
Net Service Revenues	$251	$220
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended March 31,
(in millions)	2019	2018
Insurance service revenues	$798	$732
Less: Insurance costs	683	641
Net Insurance Service Revenues	$115	$91
Net Insurance Service Revenue Margin	14%	12%

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$63	$54
Provision for income taxes	20	13
Stock-based compensation	9	9
Interest expense and bank fees	5	6
Depreciation and amortization of intangible assets	11	9
Adjusted EBITDA	$108	$91
Adjusted EBITDA Margin	43%	41%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$63	$54
Effective income tax rate adjustment	(1)	(4)
Stock-based compensation	9	9
Amortization of intangible assets	1	1
Non-cash interest expense	—	1
Income tax impact of pre-tax adjustments	(3)	(3)
Adjusted Net Income	$69	$58

The table below presents a reconciliation of net cash used in operating activities to corporate operating cash flows:

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash used in operating activities	$(142)	$(536)
Change in WSE related other current assets	45	15
Change in WSE related liabilities	175	566
Corporate Operating Cash Flows	$78	$45

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
We have historically experienced our highest volumes of changes in new and exiting clients during the first quarter of the year, as clients generally change their payroll service providers at the beginning of the payroll tax year. Average WSEs decreased 1% when comparing the first quarter of 2019 to the same period in 2018. During the first quarter of 2019, we saw an increase in attrition, related to the platform migration which was completed in the first quarter of 2018. This was partially offset by increased new sales and continued hiring within our installed base, especially in our Technology and Professional Services verticals.
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
We are focused on growing our WSE base, including pursuing strategic acquisitions where appropriate, while improving our customer experience and continuing to manage attrition. We continued to invest in our efforts to enhance our customers' and WSEs' experiences, through operational and process improvements, and we have started to realize improved retention in some of our verticals.

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
Monthly total revenues per Average WSE is a measure we use to monitor the success of our product and service pricing strategies. This measure increased 9% during the first quarter of 2019 compared to the same period in 2018.
We also analyze changes in total revenue with the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the combined percentage changes in service fees for each vertical product and changes in service fees associated with each insurance service offering, and

•	Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance offerings.

The changes in total revenues attributed above to rate and mix during the first quarter of 2019, when compared to the same period in 2018, were primarily driven by increases in insurance services fees and health plan enrollment in our insurance service offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Income
Our operating income consists of total revenues less insurance costs and OE. Our insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers. Our OE consists primarily of our corporate employees' compensation related expenses which includes payroll, payroll taxes, SBC, bonuses, commissions and other payroll-and benefits-related costs.
The table below provides a view of the changes in components of operating income in the first quarters of 2019 and 2018.

(in millions)
$71	First Quarter 2018 Operating Income
+73	Higher total revenues primarily as a result of an increase in ISR fees and health plan enrollment.
-42	Higher insurance costs primarily as a result of an increase in health plan participation, or enrollment.
-20	Higher OE primarily as a result of growth in the number of our corporate employees and costs associated with initiatives to improve customer experience.
$82	First Quarter 2019 Operating Income

MANAGEMENT'S DISCUSSION AND ANALYSIS

Professional Service Revenues
Our clients are billed either based on a fee per WSE per month per transaction or on a percentage of the WSEs’ payroll. For those clients that are billed on a percentage of WSEs' payroll, as our clients' payrolls increase, our fees also increase. As such, payroll and payroll taxes processed, which includes recurring payrolls and non-recurring bonus payrolls, benefits, and associated payroll taxes may also be an indicator of our PSR growth.
Our vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices, which we believe potentially reduces the value of using Average WSE and Total WSE counts as indicators of future potential revenue performance.
We also analyze changes in PSR with the following measures:

•	Mix - the change in composition of Average WSEs within our verticals,

•	Rate - the percentage changes in fees for each vertical, and

•	Volume - the percentage change in period over period Average WSEs.

The increase in PSR, shown above for the first quarter of 2019, reflects the ongoing change in the mix of our WSEs. During the first quarter of 2019, we continued to grow WSEs in our Technology, Financial Services, Professional Services, Life Sciences and Non-Profit verticals, while WSEs in our Main Street vertical declined.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage changes in fees associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

The growth in ISR shown above for the first quarter of 2019 from changes in mix is due to higher health plan enrollment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.
We use the following measures to analyze changes in insurance costs:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage changes in cost trend associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance offerings (health plan enrollment).

The increase in insurance cost rates during the first quarter of 2019, as shown above, was primarily driven by an increase in medical cost trend, partially offset by lower administrative costs. We continue to experience favorable prior year development on our accrued workers' compensation costs, primarily due to lower than expected claim severity. The 6% increase in insurance costs attributed to change in mix during the first quarter of 2019 is consistent with the change in ISR mix. This increase is primarily due to higher health plan enrollment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.
NISR margin expanded during the first quarter of 2019 to 14%, from 12% in the same period in 2018, due to an increase in ISR rates while managing our insurance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our operating expenses and allocate resources across different business functions based on percentage of NSR which has decreased to 67% in the first quarter of 2019 from 68% in the same period in 2018.
We had approximately 3,100 corporate employees as of March 31, 2019 in 59 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our OE. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation expense for internal employees was and is primarily driven by our continued efforts to improve our customer experience. Compensation-related expense represented 65% and 65% of our OE in the first quarters of 2019 and 2018.
We expect our OE to increase for the foreseeable future from our continued efforts to improve our customer experience, our systems, processes, and internal controls. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and depreciation and amortization. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.
COPS increased in 2019, when compared to the same period in 2018, primarily due to increased headcount to support initiatives to improve the customer experience, enhancing our product offerings and process improvement initiatives.
S&M increased in 2019, when compared to the same period in 2018, driven by increase in headcount and lower commission expenses in 2018 a result of adoption of new revenue recognition guidance ASC Topic 606 in the first quarter of 2018.
G&A increased in 2019, when compared to the same period in 2018, primarily driven by increased headcount to support operations.
SD&P and D&A remained flat in 2019, when compared to the same period in 2018.
We break out the change in expenses that make up our OE in the chart below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense under our credit facility.
Interest income increased to $6 million in the first quarter of 2019 from $1 million in the same period in 2018 which was the result of a change in our investment strategy initiated in the second quarter of 2018 to improve our interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We intend to continue to execute our new investment strategy, which we expect will improve our interest income, net income, and our Adjusted EBITDA.
Interest expense, bank fees and other, remained consistent for the first quarters of 2019 and 2018.
Provision for Income Taxes
Our effective income tax rate was 24% and 20% for the first quarters of 2019 and 2018, respectively. The increase is primarily due to an increase in nondeductible compensation associated with stock-based compensation and a decrease in excludable income for state tax purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
Liquidity
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our clients, creditors and debt holders.
Included in our balance sheets are assets and liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs. Although we are not subject to regulatory restrictions that require us to do so, we distinguish and manage our corporate assets and liabilities separately from those current assets and liabilities held by us to satisfy our employer obligations associated with our WSEs as follows:

	March 31, 2019			December 31, 2018
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$251	$—	$251	$228	$—	$228
Investments	56	—	56	54	—	54
Restricted cash, cash equivalents and investments	15	707	722	15	927	942
Other current assets	34	431	465	36	386	422
Total current assets	$356	$1,138	$1,494	$333	$1,313	$1,646

Total current liabilities	$130	$1,138	$1,268	$112	$1,313	$1,425

Working Capital	$226	$—	$226	$221	$—	$221
Working capital for WSE-related assets and liabilities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining collateral funds in restricted cash, cash equivalents and investments. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust our collateral balances when facts and circumstances change. We regularly review our collateral balances with our insurance carriers and anticipate funding further collateral in the future based upon our capital requirements. We classify our restricted cash, cash equivalents and investments as current and noncurrent assets to match against the anticipated timing of claims payments.
Working capital for corporate purposes
We use our available cash and cash equivalents to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Corporate working capital as of March 31, 2019 remained flat compared to working capital as of December 31, 2018.
Capital Resources
Sources of Funds
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from corporate operating activities, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We also have available a $250 million revolving credit facility. The total unused portion of the revolving credit facility was $234 million as of March 31, 2019.
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2019			2018
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$78	$(220)	$(142)	$45	$(581)	$(536)
Investing activities	(11)	—	(11)	2	—	2
Financing activities	(47)	—	(47)	(19)	—	(19)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$20	$(220)	$(200)	$28	$(581)	$(553)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	425	924	1,349	476	1,262	1,738
End of period	$445	$704	$1,149	$504	$681	$1,185

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$23	$—	$23	$(6)	$—	$(6)
Restricted	(3)	(220)	(223)	34	(581)	(547)
Operating Activities
Components of net cash used in operating activities are as follows:

	Three Months Ended March 31,
(in millions)	2019			2018
	Corporate	WSE	Total	Corporate	WSE	Total
Net income	$63	$—	$63	$54	$—	$54
Depreciation and amortization	18	—	18	10	—	10
Stock-based compensation expense	9	—	9	9	—	9
Interest paid	(4)	—	(4)	(4)	—	(4)
Income tax payments, net	(1)	—	(1)	—	—	—
Changes in other operating assets	(4)	(45)	(49)	(2)	(15)	(17)
Changes in other operating liabilities	(3)	(175)	(178)	(22)	(566)	(588)
Net cash provided by (used in) operating activities	$78	$(220)	$(142)	$45	$(581)	$(536)

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

Our corporate operating cash flows increased to $78 million in the first quarter of 2019 from $45 million in the same period in 2018, primarily driven by increase in our net income and timing of paying our vendors and liabilities associated with our corporate activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Net cash used in investing activities in the first quarter of 2019 increased, when compared to the same period of 2018, due to the purchases of investments, partially offset by proceeds from the sale and maturity of restricted investments, and cash paid for capital expenditures.

	Three Months Ended March 31,
(in millions)	2019	2018
Investments:
Purchases of investments	(30)	—
Proceeds from sale and maturity of investments	31	14
Cash provided by investments	$1	$14

Capital expenditures:
Software and hardware	$7	$6
Office furniture, equipment and leasehold improvements	5	6
Cash used in capital expenditures	$12	$12
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our condensed balance sheets as investments. As of March 31, 2019, we had approximately $189 million in corporate investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities in U.S. long-term treasuries. These investments are classified on our condensed balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.
As of March 31, 2019, we held approximately $1.3 billion in cash, cash equivalents and investments. Refer to Note 2 in this Form 10-Q for a summary of these funds.
Capital Expenditures
During the first quarter of 2019 and 2018, we continued to make investments in software and hardware, enhanced our existing products and technology platform. We also incurred expenses related to the build out of our corporate headquarters and our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the first quarters of 2019 and 2018 consisted of our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2019	2018
Financing activities
Repurchase of common stock, net of issuance	$41	$9
Repayment of borrowings	6	10
Cash used in financing activities	$47	$19

MANAGEMENT'S DISCUSSION AND ANALYSIS

On February 6, 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014, primarily to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the first quarter of 2019, we repurchased 782,909 shares of our common stock for approximately $38 million through our stock repurchase program. As of March 31, 2019, approximately $337 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program.
Covenants
We were in compliance with the financial covenants under our credit facilities at March 31, 2019. For information on the covenants under our 2018 Credit Agreement, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of our Form 10-K.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in Part II, Item 7. Management's Discussion and Analysis of our 2018 Form 10-K.
Critical Accounting Policies, Estimates and Judgments
During the first quarter of 2019, we adopted ASC Topic 842. Refer to Note 1 in Item 1 of this Form 10-Q for disclosure of the changes related to this adoption. There have been no additional material changes to our critical accounting policies as discussed in our 2018 Form 10-K.
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our AFS marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk, as our investment policy defines minimum credit quality, liquidity, diversification and other requirements for eligible investments. Our AFS marketable securities consist of highly liquid, investment-grade securities. The risk of rate changes on investment balances was not significant at March 31, 2019.
At March 31, 2019, we had total outstanding long-term debt of $407 million. Please refer to Note 7 in Part II, Item 8. Financial Statement and Supplementary Data, of our 2018 Form 10-K.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$251	$228
Investments	56	54
Restricted cash, cash equivalents and investments	722	942
Accounts receivable, net	12	11
Unbilled revenue, net	314	304
Prepaid expenses	58	48
Other current assets	81	59
Total current assets	1,494	1,646
Restricted cash, cash equivalents and investments, noncurrent	184	187
Investments, noncurrent	133	135
Property & equipment, net	82	79
Operating lease right-of-use asset	59	—
Goodwill	289	289
Other intangible assets, net	19	21
Other assets	85	78
Total assets	$2,345	$2,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$55	$45
Long-term debt	22	22
Client deposits	38	56
Accrued wages	369	352
Accrued health insurance costs, net	135	135
Accrued workers' compensation costs, net	67	67
Payroll tax liabilities and other payroll withholdings	550	729
Operating lease liabilities	16	—
Insurance premiums and other payables	16	19
Total current liabilities	1,268	1,425
Long-term debt, noncurrent	385	391
Accrued workers' compensation costs, noncurrent, net	156	158
Deferred taxes	65	68
Operating lease liabilities, noncurrent	54	—
Other non-current liabilities	11	18
Total liabilities	1,939	2,060
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018)
Common stock and additional paid-in capital	651	641
($0.000025 par value per share; 750,000,000 shares authorized; 70,079,747 and 70,596,559 shares issued and outstanding at March 31, 2019 and December 31, 2018)
Accumulated deficit	(245)	(266)
Total stockholders' equity	406	375
Total liabilities & stockholders' equity	$2,345	$2,435
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2019	2018
Professional service revenues	$136	$129
Insurance service revenues	798	732
Total revenues	934	861
Insurance costs	683	641
Cost of providing services	64	57
Sales and marketing	46	39
General and administrative	36	31
Systems development and programming	12	13
Depreciation and amortization of intangible assets	11	9
Total costs and operating expenses	852	790
Operating income	82	71
Other income (expense):
Interest expense, bank fees and other	(5)	(6)
Interest income	6	2
Income before provision for income taxes	83	67
Income tax expense	20	13
Net income	$63	$54
Comprehensive income	$63	$54

Net income per share:
Basic	$0.91	$0.77
Diluted	$0.89	$0.75
Weighted average shares:
Basic	69,909,984	70,047,752
Diluted	71,247,427	72,274,821
 See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2018	70,596,559	$641	$(266)	$—	$375
Net income	—	—	63	—	63
Issuance of common stock from restricted stock units and restricted stock awards	286,719	—	—	—	—
Issuance of common stock from exercise of stock options	81,282	1	—	—	1
Stock-based compensation expense	—	9	—	—	9
Repurchase of common stock	(782,909)	—	(38)	—	(38)
Awards effectively repurchased for required employee withholding taxes	(101,904)	—	(4)	—	(4)
Balance at March 31, 2019	70,079,747	$651	$(245)	$—	$406

	Common Stock and Additional Paid-In Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2017	69,818,392	$583	$(377)	$—	$206
Net income	—	—	54	—	54
Other comprehensive income	—	—	—	(1)	(1)
Cumulative effect of accounting change	—	—	3	—	3
Issuance of common stock from vested restricted stock units	610,266	—	—	—	—
Issuance of common stock from exercise of stock options	206,430	3	—	—	3
Stock-based compensation expense	—	9	—	—	9
Repurchase of common stock	(160,033)	—	(8)	—	(8)
Awards effectively repurchased for required employee withholding taxes	(111,804)	—	(4)	—	(4)
Balance at March 31, 2018	70,363,251	$595	$(332)	$(1)	$262
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating activities
Net income	63	54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18	10
Stock-based compensation	9	9
Changes in operating assets and liabilities:
Accounts receivable	1	13
Unbilled revenue	(9)	11
Prepaid expenses	(12)	(11)
Other assets	(30)	(24)
Accounts payable and other current liabilities	9	(15)
Client deposits	(19)	(26)
Accrued wages	17	(15)
Accrued health insurance costs	—	(1)
Accrued workers' compensation costs	(2)	(3)
Payroll taxes payable and other payroll withholdings	(180)	(534)
Operating lease liabilities	(4)	—
Other liabilities	(3)	(4)
Net cash used in operating activities	(142)	(536)
Investing activities
Purchases of marketable securities	(30)	—
Proceeds from sale and maturity of marketable securities	31	14
Acquisitions of property and equipment	(12)	(12)
Net cash (used in) provided by investing activities	(11)	2
Financing activities
Repurchase of common stock	(38)	(8)
Proceeds from issuance of common stock	1	3
Awards effectively repurchased for required employee withholding taxes	(4)	(4)
Repayment of debt	(6)	(10)
Net cash used in financing activities	(47)	(19)
Net decrease in unrestricted and restricted cash and cash equivalents	(200)	(553)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,349	1,738
End of period	1,149	1,185

Supplemental disclosures of cash flow information
Interest paid	4	4
Income taxes paid, net	1	—
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	5	2
See accompanying notes.

FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us), a professional employer organization, provides comprehensive human resources solutions for small to midsize businesses under a co-employment model. These HR solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through the co-employment relationship, we are the employer of record for certain employment-related administrative and regulatory purposes for the worksite employees, including:

•	compensation through wages and salaries,

•	employer payroll-related tax payments,

•	employee payroll-related tax withholdings and payments,

•	employee benefit programs, including health and life insurance, and others, and

•	workers' compensation coverage.

Our clients are responsible for the day-to-day job responsibilities of the WSEs.

We operate in one reportable segment. All of our service revenues are generated from external clients. Less than 1% of our revenue is generated outside of the U.S.
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).

FINANCIAL STATEMENTS

Reclassifications
Certain prior year amounts have been reclassified to conform to current period presentation. Effects on the cash flow statement due to reclassifications are summarized below:

	For the Three Months Ended March 31, 2018
(in millions)	As previously reported	Reclassified amounts	As revised
Operating activities
Changes in operating assets and liabilities:
Accounts receivable	$—	$13	$13
Unbilled revenue	—	11	11
Prepaid income taxes	13	(13)	—
Prepaid expenses and other current assets	(9)	(2)	(11)
Workers' compensation collateral receivable	(1)	1	—
Other assets	(2)	(22)	(24)
Accounts payable and other current liabilities	(15)	—	(15)
Client deposits	—	(26)	(26)
Accrued wages	—	(15)	(15)
Accrued corporate wages	(9)	9	—
Accrued health insurance costs	—	(1)	(1)
Accrued workers' compensation costs	—	(3)	(3)
Workers' compensation loss reserves and other non-current liabilities	(6)	6	—
Payroll taxes payable and other payroll withholdings	—	(534)	(534)
Other liabilities	—	(4)	(4)
Worksite employee related assets	(14)	14	—
Worksite employee related liabilities	(566)	566	—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and related disclosures. Significant estimates include:

•	liability for unpaid losses and loss adjustment expenses (accrued workers' compensation costs) related to workers' compensation and workers' compensation collateral receivable,

•	accrued health insurance costs,

•	liability for insurance premiums payable,

•	Valuation of the investment portfolio,

•	impairments of goodwill and other intangible assets,

•	income tax assets and liabilities, and

•	liability for legal contingencies.
These estimates are based on historical experience and on various other assumptions that we believe to be reasonable from the facts available to us. Some of the assumptions are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial statements could be materially affected.
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In Q1 2019, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.

FINANCIAL STATEMENTS

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
In certain carrier contracts we are required to prepay the expected claims activity for the subsequent period. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs or when the prepaid is in excess of our recorded liability the net asset position is included in prepaid expenses. As of March 31, 2019 and December 31, 2018, prepayments included in accrued health insurance costs were $39 million and $33 million, respectively.
Under certain policies, based on plan performance, we may be entitled to receive refunds of premiums which we recognize in accordance with the policy terms. We estimate these refunds based on premium and claims data and record as a reduction in the insurance costs on the consolidated statements of income and comprehensive income and prepaid expenses on the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, there were no prepaid insurance premiums included in prepaid expenses.
Leases
We adopted ASU 2016-02 - Leases (ASC 842) effective January 1, 2019 using the optional transition method, under which we recognized the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019 with unchanged comparative periods. As part of this adoption, we elected the following practical expedients:

•	not to reassess 1) whether any contracts that existed prior to adoption have or contain leases, 2) the classification of our existing leases or 3) initial direct costs for existing leases,

•	to use the practical expedient of using hindsight to determine the lease terms and evaluate any impairments in right-of-use assets upon transition, and

•	not separately record non-lease and lease components for all leases in which we act as a lessee.
We determine if a new contractual arrangement is a lease at contract inception. If a contract contains a lease, we evaluate whether it should be classified as an operating or a finance lease. If applicable as a lease, we record our lease liabilities and ROU assets based on the future minimum lease payments over the lease term and only include options to renew a lease in the minimum lease payments if it is reasonably certain that we will exercise that option. For certain leases with original terms of twelve months or less we recognize the lease expense as incurred and we do not recognize lease liabilities and ROU assets.
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding term debts that are collateralized by certain corporate assets. As of March 31, 2019, the weighted-average rate used in discounting the lease liability was 4.6%.
We measure our ROU assets based on the associated lease liabilities adjusted for any lease incentives such as tenant improvement allowances and classify operating ROU assets in other assets in our condensed consolidated balance sheet. For operating leases, we recognize expense for lease payments on a straight-line basis over the lease term.

FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Recently adopted accounting guidance
Leases - In February of 2016, the FASB issued ASC 842, which replaced existing lease guidance under GAAP. Under this guidance, we recognize on our condensed balance sheet lease liabilities representing the present value of future lease payments and an associated right-of-use asset representing our right to use or control the use of specified assets for the lease term for any operating lease with a term greater than one year.
The impact of our adoption of ASC 842 did not have a material impact on our income statement or cash flow statement. The impact on our condensed balance sheets is as follows:

	March 31, 2019
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Operating lease right-of-use assets	$59	$—	$59
Liabilities
Operating lease liabilities	16	—	16
Operating lease liabilities, noncurrent	54	11	43
Equity
Accumulated deficit	$(245)	$(245)	$—
Recently issued accounting pronouncements
Credit Losses - In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326), which requires financial assets to be presented at the net amount expected to be collected. We will be required to use forward-looking information when evaluating an allowance for our accounts receivable, unbilled revenue and other financial assets measured at amortized cost. Topic 326 also modifies the impairment guidance for available-for-sale debt securities to require an allowance for credit losses. We will adopt Topic 326 effective January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2019				December 31, 2018
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$251	$—	$—	$251	$228	$—	$—	$228
Investments	—	56	—	56	—	54	—	54
Restricted cash, cash equivalents and investments
Insurance carriers' security deposits	15	—	—	15	15	—	—	15
Payroll funds collected	564	—	—	564	783	—	—	783
Collateral for health benefits claims	75	—	—	75	75	—	—	75
Collateral for workers' compensation claims	65	1	—	66	66	1	—	67
Collateral to secure standby letter of credit	—	—	2	2	—	—	2	2
Total restricted cash, cash equivalents and investments	719	1	2	722	939	1	2	942
Investments, noncurrent	—	133	—	133	—	135	—	135
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	179	5	—	184	182	5	—	187
Total	$1,149	$195	$2	$1,346	$1,349	$195	$2	$1,546
NOTE 3. INVESTMENTS

All of our investment securities that have a contractual maturity date greater than three months are classified as AFS. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our investments as of March 31, 2019 and December 31, 2018 are presented below.

	March 31, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$35	$—	$—	$35	$33	$—	$—	$33
Corporate bonds	100	—	—	100	99	—	—	99
U.S. government agencies and government- sponsored agencies	6	—	—	6	7	—	—	7
U.S. treasuries	47	—	—	47	46	—	—	46
Exchange traded fund	1	—	—	1	1	—	—	1
Other debt securities	6	—	—	6	9	—	—	9
Total	$195	$—	$—	$195	$195	$—	$—	$195

FINANCIAL STATEMENTS

Gross unrealized losses as of March 31, 2019 and December 31, 2018 were not material.

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

The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2019
One year or less	$61
Over one year through five years	117
Over five years through ten years	7
Over ten years	9
Total fair value	$194
The gross proceeds from sales and maturities of AFS securities for the three months ended March 31, 2019 and March 31, 2018 are presented below.

	Three Months Ended March 31,
(in millions)	2019	2018
Gross proceeds from sales	$14	$—
Gross proceeds from maturities	17	14
Total	$31	$14

FINANCIAL STATEMENTS

NOTE 4. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 year to 9.5 years, some of which include options to extend for up to 15 years. As of March 31, 2019, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
During the three months ended March 31, 2019, we recognized operating lease expense of $5 million.
During the three months ended March 31, 2019, we paid $5 million to reduce operating lease liabilities and recognized $12 million in new operating lease liabilities in exchange for ROU assets.
As of March 31, 2019, the weighted average remaining lease term on our operating leases was 6.4 years. Future minimum lease payments as of March 31, 2019 and December 31, 2018 were the following:

(in millions)	March 31, 2019 (2)	December 31, 2018 (3)
2019(1)	$15	$18
2020	17	17
2021	10	11
2022	8	9
2023	8	8
2024	5	5
2025 and thereafter	19	20
Total future minimum lease payments	$82	$88
Less: imputed interest	(12)	N/A(4)
Total operating lease liabilities	70	N/A(4)
Current portion	16	N/A(4)
Non-current portion	54	N/A(4)
(1)    The remaining payments as of March 31, 2019 exclude those made during the three months ended March 31, 2019.

(2)	Presented in accordance with ASC 842, which excludes base payments of $3 million for leases that do not yet have a commencement date.
(3)    Presented in accordance with ASC 840.
(4)    N/A - Not Applicable under ASC 840.
As of March 31, 2019, we have entered into two leases that have not yet commenced for terms of up to 5 years. Those leases will require minimum lease payments over their terms of $3 million.

FINANCIAL STATEMENTS

NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018
Total accrued costs, beginning of period	$238	$255
Incurred
Current year	19	20
Prior years	(5)	(7)
Total incurred	14	13
Paid
Current year	(1)	—
Prior years	(15)	(18)
Total paid	(16)	(18)
Total accrued costs, end of period	$236	$250
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2019	December 31, 2018
Total accrued costs, end of period	$236	$238
Collateral paid to carriers and offset against accrued costs	(13)	(13)
Total accrued costs, net of carrier collateral offset	$223	$225

Payable in less than 1 year (net of collateral paid to carriers of $4 and $3 at March 31, 2019 and December 31, 2018, respectively)	$67	$67
Payable in more than 1 year (net of collateral paid to carriers of $9 and $10 at March 31, 2019 and December 31, 2018, respectively)	156	158
Total accrued costs, net of carrier collateral offset	$223	$225
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2019, the change was primarily due to a decrease in estimate of ultimate losses related to older plan years and the recognition of current year development of ultimate losses.
As of March 31, 2019 and December 31, 2018, we had $56 million and $57 million, respectively, of collateral held by insurance carriers of which $13 million and $13 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled against collateral held.

FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES
Contingencies
In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc., et. al., under the Securities Exchange Act of 1934 in the U.S. District Court for the Northern District of California. The complaint was later amended in April 2016 and again in March 2017. On December 18, 2017, the district court granted TriNet’s motion to dismiss the amended complaint in its entirety, without leave to amend. Plaintiff filed a notice of appeal of the district court’s order on January 17, 2018. Plaintiff-Appellant filed his opening appeal brief before the Ninth Circuit Court of Appeals on April 27, 2018. TriNet filed a responsive brief on June 28, 2018. Plaintiff-Appellant filed his reply brief on August 20, 2018. Oral arguments were held before the Ninth Circuit Court of Appeals on March 14, 2019. On March 26, 2019, the Ninth Circuit Court of Appeals affirmed the district court’s dismissal of the amended complaint in its entirety. Plaintiff-Appellant may appeal the decision by the Ninth Circuit Court of Appeals but to date has not done so. We are unable to reasonably estimate the possible loss or expense, or range of losses and expenses, if any, arising from this litigation.
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
While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings or the above-mentioned securities class action will have a materially adverse effect on our consolidated financial position, results of operations, or cash flows. However, the unfavorable resolution of any particular matter or our reassessment of our exposure for any of the above matters based on additional information obtained in the future could have a material impact on our consolidated financial position, results of operations, or cash flows.
NOTE 7. STOCKHOLDERS’ EQUITY
Equity-Based Incentive Plans
Our 2009 Equity Incentive Plan (the 2009 Plan) provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. Shares available for grant as of March 31, 2019 were approximately 14 million.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Awards granted in 2019 and 2018 are based on a single-year performance period subject to subsequent multi-year vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after.

FINANCIAL STATEMENTS

The following table summarizes RSU and RSA activity under our equity-based plans for the three months ended March 31, 2019:

	RSUs		RSAs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	1,737,554	$32.83	346,792	$49.13
Granted	669,415	60.43	—	—
Vested	(297,822)	28.83	(13,565)	50.48
Forfeited	(14,908)	42.79	(11,103)	49.35
Nonvested at March 31, 2019	2,094,239	$42.15	322,124	$49.20
Equity-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Cost of providing services	$2	$2
Sales and marketing	1	2
General and administrative	5	4
Systems development and programming costs	1	1
Total stock-based compensation expense	$9	$9
Income tax benefit related to stock-based compensation expense	$3	$2
Tax benefit realized from stock options exercise and similar awards	$2	$6
Stock Repurchases
In February 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. During the three months ended March 31, 2019, we repurchased 782,909 shares of common stock for approximately $38 million. As of March 31, 2019, approximately $337 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program.
NOTE 8. INCOME TAXES
Our effective income tax rate was 24% and 20% for the three months ended March 31, 2019 and 2018, respectively. The increase is primarily due to an increase in nondeductible compensation associated with stock-based compensation and a decrease in excludable income for state tax purposes.
During the three months ended March 31, 2019, there was a de minimis change in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2012. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the IRS filed cross motions for summary judgment in this matter in federal

FINANCIAL STATEMENTS

district court on February 27, 2018. On September 17, 2018, the district court granted our motion for summary judgment and denied the IRS’ motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The IRS filed a notice of appeal of the district court’s decision on March 18, 2019. We will continue to vigorously defend our position through the litigation process.
NOTE 9. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net income	$63	$54
Weighted average shares of common stock outstanding	70	70
Basic EPS	$0.91	$0.77
Net income	$63	$54
Weighted average shares of common stock	70	70
Dilutive effect of stock options and restricted stock units	1	2
Weighted average shares of common stock outstanding	71	72
Diluted EPS	$0.89	$0.75

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1

FINANCIAL STATEMENTS

NOTE 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
We use an independent pricing source to determine the fair value of our AFS. The independent pricing source utilizes various pricing models for each asset class; including the market approach. The inputs and assumptions for the pricing models are market observable inputs including trades of comparable securities, dealer quotes, credit spreads, yield curves and other market-related data.
We have not adjusted the prices obtained from the independent pricing service and we believe the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price).
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities. The Company's restricted investments are valued using quoted market prices and multiple dealer quotes.
We did not have any Level 3 financial instruments recognized in our balance sheet as of March 31, 2019 and December 31, 2018. There were no transfers between levels for the three months ended March 31, 2019 and 2018.
Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2019 and December 31, 2018.

(in millions)	Level 1	Level 2	Total
March 31, 2019
Cash equivalents:
Money market mutual funds	$74	$—	74
U.S. treasuries	—	3	3
Total cash equivalents	74	3	77
Investments:
Asset-backed securities	—	35	35
Corporate bonds	—	100	100
U.S. government agencies and government-sponsored agencies	—	6	6
U.S. treasuries	—	42	42
Other debt securities	—	6	6
Total investments	—	189	189
Restricted cash equivalents:
Money market mutual funds	42	—	42
Commercial paper	19	—	19
Total restricted cash equivalents	61	—	61
Restricted investments:
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	7	8
Total unrestricted and restricted cash equivalents and investments	$136	$199	$335

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2018
Cash equivalents
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	1	1
Total cash equivalents	4	1	5
Investments
Asset-backed securities	—	33	33
Corporate bonds	—	99	99
U.S. government agencies and government-sponsored agencies	—	7	7
U.S. treasuries	—	41	41
Other debt securities	—	9	9
Total investments	—	189	189
Restricted cash equivalents:
Money market mutual funds	48	—	48
Commercial paper	20	—	20
Total restricted cash equivalents	68	—	68
Restricted investments:
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	7	8
Total unrestricted and restricted cash equivalents and investments	$73	$197	$270
Fair Value of Financial Instruments Disclosure
Long-Term Debt
The carrying value of our long-term debt at March 31, 2019 and December 31, 2018 was $407 million and $414 million, respectively. The estimated fair values of our debt payable at March 31, 2019 and December 31, 2018 were $409 million and $414 million, respectively. The fair value of our debt payable is estimated based on a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

OTHER INFORMATION

Legal Proceedings
For the information required in this section, refer to Note 6 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2018 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
January 1 - January 31, 2019	419,557	$43.29	395,300	$58
February 1 - February 28, 2019	354,542	$50.75	277,300	$344
March 1 - March 31, 2019	110,714	$61.00	110,309	$337
Total	884,813		782,909
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of RSUs granted pursuant to approved plans.
(2) We repurchased a total of approximately $38 million of our outstanding common stock during the period ended March 31, 2019.

As of March 31, 2019, we had approximately $337 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases are subject to certain restrictions under the terms of our 2018 Credit Agreement. For more information about our 2018 Credit Agreement and our stock repurchases, refer to Notes 7 and 9 in Part II, Item 8. Financial Statements and Supplementary Data of our 2018 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

OTHER INFORMATION

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amended and Restated Employment Agreement between TriNet Group, Inc. and Olivier Kohler dated April 9, 2018.					X
10.2	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan					X
10.3	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRINET GROUP, INC.

Date: April 29, 2019	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: April 29, 2019	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: April 29, 2019	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer