Form 10-Q
period 2019-06-30
TRINET GROUP INC
filed 2019-07-25
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36373

TRINET GROUP INC
(Exact Name of Registrant as Specified in its Charter)

Delaware		95-3359658
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Park Place, Suite 600
Dublin,	CA	94568
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (510) 352-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock par value $0.000025 per share	TNET	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 18, 2019 was 69,935,199.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2019

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
We also leverage our scale and industry-specific HR experience to design product and service offerings for SMBs in specific industries. We believe our industry-specific approach, which we call our vertical approach, is a key differentiator for us and creates additional value for our clients by allowing our product and service offerings to address the common HR needs in different client industries.
Operational Highlights
Our consolidated results for the second quarter and the first half of 2019 reflect our continued progress in attracting new customers to our industry-oriented (vertical) products, serving our existing customers and improving our brand awareness through marketing.
Our customers are our focus, and we are investing in our processes to ensure a stronger customer experience. We expect this investment will further enhance our value to our customers, support retention and provide further efficiency and scale for our operations. We started this work in 2018 and expect this to continue in the near-term.
During the first half of 2019 we:

•	experienced an improvement in retention as a result of our customer service initiatives,

•	benefited from our clients growing their WSEs,

•	saw an increase in new sales which delivered additional revenue growth,

•	continued to experience a change in our client mix with customers increasing their participation, or enrollment, in our insurance services offerings, and

•	delivered profitable growth.
Our efforts to build a successful and enduring company include building and leveraging a strong national brand presence. Our branding strategy, Incredible Starts Here, is being augmented with our current campaign: People Matter. We place our customers at the center of what we do, including placing our customers at the center of our marketing.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
Our results for the second quarter and the first half of 2019 are as follows (percentages, increases or reductions represent changes when compared to the same periods of 2018):
Q2 2019

	$935M		$55M		$231M
	Total revenues		Operating income		Net Service Revenue *
	10%	increase	(28)%	decrease	5%	increase

	$46M		$0.64		$50M
	Net income		Diluted EPS		Adjusted Net income *
	(22)%	decrease	(20)%	decrease	(21)%	decrease

*	Non-GAAP measure as defined in the section below.

323,957		318,874		$9.1B
Total WSEs		Average WSEs		Payroll and payroll tax payments
2%	increase	2%	increase	9%	increase

During the second quarter of 2019, we continued to achieve year-over-year improvement in our WSE and revenue growth. The growth year-over-year reflects improvement in our new sales performance and customer retention by customers that choose to benefit from all of our service offerings. Increased hiring and enrollments by our customers and a change in mix of WSEs also contributed to the growth. We continue to price to the value of our services and, for our insurance offerings, to our expected risk. Operating income, adjusted net income and net income decreased due primarily to increases in insurance costs as a result of an increase in medical cost trend and health plan participation or enrollment, and increased operating expenses as a result of our growth initiatives and initiatives to improve client service, partially offset by a 10% increase in total revenues.
Average WSEs (defined as average monthly WSEs paid during the period) for the second quarter of 2019 increased 2% compared to the same period in 2018 driven by lower client attrition in our Main Street vertical, improved new sales and increased WSE hiring by our clients.
Our pricing strategy and change in mix of WSEs over the last year contributed to our growth of both PSR and ISR.
We continue to enhance our investment strategy to invest available liquid funds to improve our net income and to fund our corporate initiatives.
YTD 2019

	$1.9B		$137M		$482M
	Total revenues		Operating income		Net Service Revenue *
	9%	increase	(7)%	decrease	9%	increase

	$109M		$1.53		$120M
	Net income		Diluted EPS		Adjusted Net income *
	(3)%	decrease	(1)%	decrease	(2)%	decrease

*	Non-GAAP measure as defined in the section below.

315,817		$20.7B
Average WSEs		Payroll and payroll tax payments
1%	increase	11%	increase

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share and WSE data)	2019	2018	% Change	2019	2018	% Change
Income Statement Data:
Total revenues	$935	$850	10%	$1,869	$1,711	9%
Operating income	55	76	(28)	137	147	(7)
Net income	46	58	(22)	109	112	(3)
Diluted net income per share of common stock	0.64	0.80	(20)	1.53	1.55	(1)
Non-GAAP measures (1):
Net Service Revenues	231	220	5	482	440	9
Net Insurance Service Revenues	104	105	(2)	219	196	11
Adjusted EBITDA	85	99	(16)	193	190	1
Adjusted Net Income	50	63	(21)	120	121	(2)
Operating Metrics:
Total WSEs payroll and payroll taxes processed	$9,110	$8,371	9%	$20,732	$18,690	11%
Average WSEs	318,874	313,845	2	315,817	314,203	1
Total WSEs at period end	323,957	318,921	2	323,957	318,921	2
(1)    Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

(in millions)	June 30, 2019	December 31, 2018	% Change
Balance Sheet Data:
Cash and cash equivalents	$219	$228	(4)%
Working capital	236	221	7
Total assets	2,318	2,435	(5)
Long-term debt	402	413	(3)
Total liabilities	1,879	2,060	(9)
Total stockholders’ equity	439	375	17

	Six Months Ended June 30,
(in millions)	2019	2018		% Change
Cash Flow Data:
Net cash used in operating activities	$(162)	$(543)		(70)%
Net cash used in investing activities	(25)	(166)		(86)
Net cash used in financing activities	(77)	(36)		113
Non-GAAP measure(1):
Corporate operating cash flows	107	108	169	—
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

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total revenues	$935	$850	$1,869	$1,711
Less: Insurance costs	704	630	1,387	1,271
Net Service Revenues	$231	$220	$482	$440
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Insurance service revenues	$808	$735	$1,606	$1,467
Less: Insurance costs	704	630	1,387	1,271
Net Insurance Service Revenues	$104	$105	$219	$196
Net Insurance Service Revenue Margin	13%	14%	14%	13%

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$46	$58	$109	$112
Provision for income taxes	10	14	30	27
Stock-based compensation	11	10	20	19
Interest expense and bank fees	6	7	11	13
Depreciation and amortization of intangible assets	12	10	23	19
Adjusted EBITDA	$85	$99	$193	$190
Adjusted EBITDA Margin	36%	45%	40%	43%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$46	$58	$109	$112
Effective income tax rate adjustment	(5)	(6)	(6)	(10)
Stock-based compensation	11	10	20	19
Amortization of intangible assets	2	2	3	3
Non-cash interest expense	—	3	—	4
Income tax impact of pre-tax adjustments	(4)	(4)	(6)	(7)
Adjusted Net Income	$50	$63	$120	$121

The table below presents a reconciliation of net cash used in operating activities to corporate operating cash flows:

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash used in operating activities	$(162)	$(543)
Change in WSE related other current assets	52	(1)
Change in WSE related liabilities	217	652
Corporate Operating Cash Flows	$107	$108

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
Average WSEs increased 2% in the second quarter of 2019 and increased 1% in the first half of 2019, compared to the same periods in 2018. In the second quarter and first half of 2019, we experienced reduced attrition due to our customer service initiatives, combined with stronger new sales performance in our Nonprofit vertical and continued hiring within our installed base, especially in our Technology vertical.
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
Monthly total revenues per Average WSE is a measure we use to monitor the success of our product and service pricing strategies. This measure increased 8% during the second quarter of 2019 compared to the same period in 2018, and increased 9% in the first half of 2019, compared to the same period in 2018.
We also analyze changes in total revenue with the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the combined percentage change in service fees for each vertical product and change in service fees associated with each insurance service offerings, and

•	Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings.
The changes in total revenues attributed above to rate and mix during the second quarter and of first half of 2019, when compared to the same periods in 2018, were primarily driven by increases in insurance services fees and health plan enrollment in our insurance service offerings.

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
The tables below provide a view of the changes in components of operating income for the second quarter and first half of 2019, as compared to the same periods in 2018, respectively.

(in millions)
$76	Second Quarter 2018 Operating Income
+85	Higher total revenues primarily as a result of an increase in ISR fees and health plan enrollment.
-74	Higher insurance costs primarily as a result of an increase in medical cost trend and health plan participation, or enrollment.
-32	Higher OE primarily as a result of growth in the number of our corporate employees and costs associated with initiatives to improve customer experience and our growth initiatives.
$55	Second Quarter 2019 Operating Income

(in millions)
$147	YTD 2018 Operating Income
+158	Higher total revenues primarily as a result of an increase in ISR fees and health plan enrollment.
-116	Higher insurance costs primarily as a result of an increase in medical cost trend and health plan participation, or enrollment.
-52	Higher OE primarily as a result of growth in the number of our corporate employees and costs associated with initiatives to improve customer experience and our growth initiatives.
$137	YTD 2019 Operating Income

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
We also analyze changes in PSR with the following measures:

•	Mix - the change in composition of Average WSEs across our verticals,

•	Rate - the percentage change in fees for each vertical, and

•	Volume - the percentage change in period over period Average WSEs.
The increase in PSR, for the second quarter and first half of 2019 compared to the same periods in 2018, reflects the result of our vertical pricing strategy and ongoing change in the mix of our WSEs. During the second quarter of 2019 and first half of 2019, we continued to experience WSE growth especially in our Professional Services and Technology verticals, while our Main Street vertical continued to shrink, but at a reduced rate when compared to the same periods in 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage change in fees associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).
The growth in ISR for the second quarter and first half of 2019, as compared to the same periods in 2018, primarily resulted from changes in rate due to higher insurance service fees per plan participant and changes in mix due to higher health plan enrollment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.
We use the following measures to analyze changes in insurance costs:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the percentage change in cost trend associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

The increase in insurance cost rates during the second quarter and first half of 2019, was primarily driven by an increase in medical cost trend, partially offset by lower administrative costs. We continued to experience favorable prior year development on our accrued workers' compensation costs of $11 million for the second quarter and $16 million for the first half of 2019, primarily due to lower than expected claim severity. The 4% increase in insurance costs attributed to the change in mix during the second quarter and first half of 2019 is consistent with the change in ISR mix which was a result of higher health plan enrollment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.

Total NSR ($millions)

$231
$220
$482
$440
45%
48%
45%
45%
Q2 2019
Q2 2018
YTD 2019
YTD 2018

Monthly NSR per Average WSE ($dollars)

$241
$234
$254
$233
Q2 2019
Q2 2018
YTD 2019
YTD 2018

PSR

NISR - % represents proportion of NISR to total NSR

Q2 2019 - Q2 2018 NSR Change ($millions)

$220
$12
$(1)
$231
Q2 2018 NSR
Change in PSR
Change in NISR [1]
Q2 2019 NSR

YTD 2019 - 2018 NSR Change ($millions)

$440
$19
$23
$482
YTD 2018 NSR
Change in PSR
Change in NISR [2]
YTD 2019 NSR

(1) Change in NISR comprised of an increase in ISR of $73 million, offset by an increase in insurance costs of $74 million.

(2) Change in NISR comprised of an increase in ISR of $139 million, partially offset by an increase in insurance costs of $116 million.

NISR margin for the second quarter decreased by 1% due to increased insurance costs and the first half of 2019 remained consistent with the same periods in 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our operating expenses and allocate resources across different business functions based on percentage of NSR which has increased to 76% in the second quarter of 2019 from 65% in the same period in 2018 and increased to 72% in the first half of 2019 from 67% in the same period of 2018.
We had approximately 3,100 corporate employees as of June 30, 2019 in 56 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our OE. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation expense for internal employees was and is primarily driven by our continued efforts to improve our customer experience. Compensation-related expense represented 59% and 59% of our OE in the second quarters of 2019 and 2018, and 59% and 60% in the first halves of 2019 and 2018, respectively.
We expect our OE to increase for the foreseeable future from our continued efforts to improve our customer experience, and our systems and processes. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and depreciation and amortization. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.
COPS increased in the second quarter and the first half of 2019, when compared to the same periods in 2018, primarily due to increased headcount to support initiatives to improve the customer experience, enhancing our product offerings and process improvement initiatives.
S&M increased in the second quarter and the first half of 2019, when compared to the same periods in 2018, driven by increase in headcount, advertising expenses for our People Matter campaign, and commissions expense related to our growth in new sales.
G&A increased in the second quarter and the first half of 2019, when compared to the same periods in 2018, primarily driven by increased headcount to support operations, partially offset by a decrease in recruiting expenses.
The increase in SD&P and D&A in the second quarter and the first half of 2019, when compared to the same periods in 2018, remained consistent with our investments in technology to support our customer service initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We break out the change in expenses that make up our OE in the chart below:

Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense under our credit facility.
Interest income increased to $7 million in the second quarter of 2019 and $13 million for the first half of 2019 from $3 million and $5 million in the same periods in 2018, respectively, as a result of a change in our investment strategy initiated in the second quarter of 2018 to improve our interest income.
We intend to continue to execute our investment strategy, which we expect will improve our interest income, net income, and our Adjusted EBITDA.
Interest expense, bank fees and other, remained consistent for the second quarter and first half of 2019 and 2018.
Provision for Income Taxes
Our effective income tax rate was 17% and 19% for the second quarter of 2019 and 2018, respectively, and 21% and 19% for the six months ended June 30, 2019 and 2018, respectively. The decrease when comparing the second quarter of 2019 with the same period in 2018 is primarily due to a one-time benefit associated with prior year tax expense. The increase in the year to date rates for 2019 when compared to the same period in 2018, consisted primarily from a decrease in tax benefits recognized from excess tax benefits related to stock-based compensation.

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

	June 30, 2019			December 31, 2018
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$219	$—	$219	$228	$—	$228
Investments	76	—	76	54	—	54
Restricted cash, cash equivalents and investments	14	658	672	15	927	942
Other current assets	50	438	488	36	386	422
Total current assets	$359	$1,096	$1,455	$333	$1,313	$1,646

Total current liabilities	$123	$1,096	$1,219	$112	$1,313	$1,425

Working Capital	$236	$—	$236	$221	$—	$221
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
Working capital for corporate purposes
We use our available cash and cash equivalents to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Corporate working capital as of June 30, 2019 increased compared to December 31, 2018.
Capital Resources
Sources of Funds
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from corporate operating activities, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We also have available a $250 million revolving credit facility. The total unused portion of the revolving credit facility was $234 million as of June 30, 2019.
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2019			2018
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$107	$(269)	$(162)	$108	$(651)	$(543)
Investing activities	(27)	2	(25)	(166)	—	(166)
Financing activities	(77)	—	(77)	(36)	—	(36)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$3	$(267)	$(264)	$(94)	$(651)	$(745)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	425	924	1,349	476	1,262	1,738
End of period	$428	$657	$1,085	$382	$611	$993

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(9)	$—	$(9)	$(134)	$—	$(134)
Restricted	12	(267)	(255)	40	(651)	(611)
Operating Activities
Components of net cash used in operating activities are as follows:

	Six Months Ended June 30,
(in millions)	2019			2018
	Corporate	WSE	Total	Corporate	WSE	Total
Net income	$109	$—	$109	$112	$—	$112
Depreciation and amortization	27	—	27	24	—	24
Noncash lease expense	10	—	10	—	—	—
Stock-based compensation expense	20	—	20	19	—	19
Interest paid	(9)	—	(9)	(8)	—	(8)
Income tax payments, net	(33)	—	(33)	(24)	—	(24)
Changes in other operating assets	(29)	(52)	(81)	(13)	1	(12)
Changes in other operating liabilities	12	(217)	(205)	(2)	(652)	(654)
Net cash provided by (used in) operating activities	$107	$(269)	$(162)	$108	$(651)	$(543)

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

Our corporate operating cash flows remained flat when comparing the first half of 2019 to the same period in 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Net cash used in investing activities in the first half of 2019 decreased, when compared to the same period of 2018, due to the decrease in purchases of investments.

	Six Months Ended June 30,
(in millions)	2019	2018
Investments:
Purchases of investments	65	203
Proceeds from sale and maturity of investments	(65)	(63)
Cash used in investments	$—	$140

Capital expenditures:
Software and hardware	$18	$13
Office furniture, equipment and leasehold improvements	7	13
Cash used in capital expenditures	$25	$26
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our condensed balance sheets as investments. As of June 30, 2019, we had approximately $193 million in corporate investments.
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
As of June 30, 2019, we held approximately $1.3 billion in cash, cash equivalents and investments of which $0.9 billion was restricted. Refer to Note 2 in this Form 10-Q for a summary of these funds.
Capital Expenditures
During the first half of 2019 and 2018, we continued to make investments in software and hardware, enhanced our existing products and technology platform. We also incurred expenses related to the build out of our corporate headquarters and our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the first half of 2019 and 2018 consisted of our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2019	2018
Financing activities
Repurchase of common stock, net of issuance	$66	$32
Repayment of borrowings	11	4
Cash used in financing activities	$77	$36

MANAGEMENT'S DISCUSSION AND ANALYSIS

In February 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014, primarily to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the first half of 2019, we repurchased 1,175,609 shares of our common stock for approximately $62 million through our stock repurchase program. As of June 30, 2019, approximately $313 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program.
Covenants
We were in compliance with the financial covenants under our credit facilities at June 30, 2019. For information on the covenants under our 2018 credit facility, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of our Form 10-K.
Off-Balance Sheet Arrangements
There have been no additional material changes in our off-balance sheet arrangements discussed in Part II, Item 7. Management's Discussion and Analysis of our 2018 Form 10-K.
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
On June 2019, we entered into an interest rate collar derivative transaction with no upfront premium. We use this derivative to hedge against interest rate risk on a portion of our outstanding floating rate debt. We have designated this derivative as a cash flow hedge. Our primary objective in purchasing and holding this derivative is to reduce our volatility of net earnings and cash flows associated with changes in the benchmark interest rate in our interest rate payments. We do not enter into any derivatives for trading or other speculative purposes.
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the cash flows of the collar assuming a 100 basis point parallel shift in the current LIBOR rate. Based on the terms and remaining settlements as of June 30, 2019, a hypothetical 100 basis point decrease in one-month LIBOR across all maturities would not result in any cash payments by the Company while a hypothetical 100 basis point increase in one-month LIBOR across all maturities would result in cash receipts of $6 million.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our AFS marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk, as our investment policy defines minimum credit quality, liquidity, diversification and other requirements for eligible investments. Our AFS marketable securities consist of highly liquid, investment-grade securities. The risk of rate changes on investment balances was not significant at June 30, 2019.
At June 30, 2019, we had total outstanding long-term debt of $402 million. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of June 30, 2019 to increase by $8 million or decrease by $15 million on an annualized basis, respectively.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$219	$228
Investments	76	54
Restricted cash, cash equivalents and investments	672	942
Accounts receivable, net	10	11
Unbilled revenue, net	341	304
Prepaid expenses, net	64	48
Other current assets	73	59
Total current assets	1,455	1,646
Restricted cash, cash equivalents and investments, noncurrent	200	187
Investments, noncurrent	117	135
Property & equipment, net	89	79
Operating lease right-of-use asset	60	—
Goodwill	289	289
Other intangible assets, net	18	21
Other assets	90	78
Total assets	$2,318	$2,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$40	$45
Long-term debt	22	22
Client deposits	67	56
Accrued wages	377	352
Accrued health insurance costs, net	143	135
Accrued workers' compensation costs, net	64	67
Payroll tax liabilities and other payroll withholdings	473	729
Operating lease liabilities	17	—
Insurance premiums and other payables	16	19
Total current liabilities	1,219	1,425
Long-term debt, noncurrent	380	391
Accrued workers' compensation costs, noncurrent, net	148	158
Deferred taxes	67	68
Operating lease liabilities, noncurrent	55	—
Other non-current liabilities	10	18
Total liabilities	1,879	2,060
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018)
Common stock and additional paid-in capital	667	641
($0.000025 par value per share; 750,000,000 shares authorized; 69,991,145 and 70,596,559 shares issued and outstanding at June 30, 2019 and December 31, 2018)
Accumulated deficit	(229)	(266)
Accumulated other comprehensive income	1	—
Total stockholders' equity	439	375
Total liabilities & stockholders' equity	$2,318	$2,435
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2019	2018	2019	2018
Professional service revenues	$127	$115	$263	$244
Insurance service revenues	808	735	1,606	1,467
Total revenues	935	850	1,869	1,711
Insurance costs	704	630	1,387	1,271
Cost of providing services	63	51	127	108
Sales and marketing	52	41	98	80
General and administrative	36	31	72	62
Systems development and programming	13	11	25	24
Depreciation and amortization of intangible assets	12	10	23	19
Total costs and operating expenses	880	774	1,732	1,564
Operating income	55	76	137	147
Other income (expense):
Interest expense, bank fees and other	(6)	(7)	(11)	(13)
Interest income	7	3	13	5
Income before provision for income taxes	56	72	139	139
Income tax expense	10	14	30	27
Net income	$46	$58	$109	$112
Other comprehensive income, net of tax	1	1	1	—
Comprehensive income	$47	$59	$110	$112

Net income per share:
Basic	$0.65	$0.82	$1.56	$1.59
Diluted	$0.64	$0.80	$1.53	$1.55
Weighted average shares:
Basic	69,703,792	70,448,809	69,806,319	70,250,273
Diluted	71,074,751	72,561,891	71,151,219	72,404,539
 See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Stockholders' Equity, beginning balance	$406	$262	$375	$206
Common Stock and Additional Paid-In Capital
Beginning balance	651	595	641	583
Issuance of common stock from exercise of stock options	1	3	2	6
Issuance of common stock for employee stock purchase plan	4	3	4	3
Stock-based compensation expense	11	10	20	19
Ending balance	667	611	667	611

Accumulated Deficit
Beginning balance	(245)	(332)	(266)	(377)
Net income	46	58	109	112
Cumulative effect of accounting change	—	—	—	3
Repurchase of common stock	(24)	(22)	(62)	(30)
Awards effectively repurchased for required employee withholding taxes	(6)	(6)	(10)	(10)
Ending balance	(229)	(302)	(229)	(302)

Accumulated Other Comprehensive Loss
Beginning balance	—	(1)	—	—
Other comprehensive income	1	1	1	—
Ending balance	1	—	1	—
Total Stockholders' Equity, ending balance	$439	$309	$439	$309
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Operating activities
Net income	109	112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27	24
Noncash lease expense	10	—
Stock-based compensation	20	19
Changes in operating assets and liabilities:
Accounts receivable	3	11
Unbilled revenue	(36)	35
Prepaid expenses	(18)	(9)
Other assets	(30)	(45)
Accounts payable and other current liabilities	(11)	(28)
Client deposits	10	(24)
Accrued wages	25	(28)
Accrued health insurance costs	9	(13)
Accrued workers' compensation costs	(13)	(8)
Payroll taxes payable and other payroll withholdings	(256)	(588)
Operating lease liabilities	(9)	—
Other liabilities	(2)	(1)
Net cash used in operating activities	(162)	(543)
Investing activities
Purchases of marketable securities	(65)	(203)
Proceeds from sale and maturity of marketable securities	65	63
Acquisitions of property and equipment	(25)	(26)
Net cash used in investing activities	(25)	(166)
Financing activities
Repurchase of common stock	(62)	(30)
Proceeds from issuance of common stock from employee stock purchase plan	4	3
Proceeds from issuance of common stock from exercised options	2	5
Awards effectively repurchased for required employee withholding taxes	(10)	(10)
Proceeds from issuance of notes payable, net	—	210
Payments for extinguishment of debt	—	(204)
Repayment of debt	(11)	(10)
Net cash used in financing activities	(77)	(36)
Net decrease in unrestricted and restricted cash and cash equivalents	(264)	(745)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,349	1,738
End of period	1,085	993

Supplemental disclosures of cash flow information
Interest paid	9	8
Income taxes paid, net	33	24
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	8	2
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).

FINANCIAL STATEMENTS

Reclassifications
Certain prior year amounts have been reclassified to conform to current period presentation. Effects on the cash flow statement due to reclassifications are summarized below:

	Six Months Ended June 30, 2018
(in millions)	As previously reported	Reclassified amounts	As revised
Operating activities
Accounts receivable	$—	$11	$11
Unbilled revenue	—	35	35
Prepaid income taxes	2	(2)	—
Prepaid expenses and other current assets	(23)	23	—
Prepaid expenses	—	(9)	(9)
Workers' compensation collateral receivable	(6)	6	—
Accounts payable and other current liabilities	(14)	(14)	(28)
Client deposits	—	(24)	(24)
Accrued wages	—	(28)	(28)
Accrued corporate wages	(5)	5	—
Accrued health insurance costs	—	(13)	(13)
Accrued workers' compensation costs	—	(8)	(8)
Workers' compensation loss reserves and other non-current liabilities	(4)	4	—
Payroll taxes payable and other payroll withholdings	—	(588)	(588)
Worksite employee related assets	4	(4)	—
Worksite employee related liabilities	(652)	652	—
Other assets	—	(45)	(45)
Other liabilities	—	(1)	(1)

Effects on the consolidated statements of income and comprehensive income due to reclassifications are summarized below:

	Three Months Ended			Six months ended
	June 30, 2018			June 30, 2018
(in millions)	As previously reported	Reclassified amounts	As revised	As previously reported	Reclassified amounts	As revised
Depreciation	$8	$(8)	$—	$16	$(16)	$—
Amortization of intangible assets	2	(2)	—	3	(3)	—
Depreciation and amortization of intangible assets	—	10	10	—	19	19
Interest expense, bank fees and other, net	(4)	4	—	(8)	8	—
Interest expense, bank fees and other	—	(7)	(7)	—	(13)	(13)
Interest income	—	3	3	—	5	5
Other comprehensive income, net of tax	—	1	1	—	—	—
Comprehensive income	58	1	59	112	—	112

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
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2019, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2019 and December 31, 2018, prepayments included in accrued health insurance costs were $39 million and $33 million, respectively. When the prepaid is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of June 30, 2019 and December 31, 2018, accrued health insurance costs included in prepaid expenses were $51 million and $50 million, respectively.
Derivative Instruments
In June 2019, we entered into a interest rate collar derivative transaction with no upfront premium to mitigate the risk of changes in interest rates on our floating rate debt. This derivative, for which we have elected and qualify for cash flow hedge accounting, is recorded on the balance sheet at its fair value. Changes in the derivative’s fair value are recorded each period in other comprehensive income until the underlying monthly interest payment and the corresponding portion of the derivative are settled, at which point changes in fair value are recorded in net income. We evaluate this derivative each quarter to determine that it remains effective by comparing the remaining cash flows of the derivative against the related interest payments of our floating rate debt. We do not enter into any derivatives for trading or other speculative purposes.
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

FINANCIAL STATEMENTS

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
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding term debts that are collateralized by certain corporate assets. As of June 30, 2019, the weighted-average rate used in discounting the lease liability was 4.6%.
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
The impact of our adoption of ASC 842 did not have a material impact on our income statement or cash flow statement. The impact on our condensed balance sheets is as follows:

	June 30, 2019
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Operating lease right-of-use assets	$60	$—	$60
Liabilities
Operating lease liabilities	17	—	17
Operating lease liabilities, noncurrent	55	11	44
Equity
Accumulated deficit	(229)	—	(229)

Recently issued accounting pronouncements
Credit Losses - In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326), which requires financial assets to be presented at the net amount expected to be collected. We will be required to use forward-looking information when evaluating an allowance for our accounts receivable, unbilled revenue and other financial assets measured at amortized cost. Topic 326 also modifies the impairment guidance for available-for-sale debt securities to require an allowance for credit losses. We will adopt Topic 326 effective January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes and systems.

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
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2019			December 31, 2018
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$219	$—	$219	$228	$—	$—	$228
Investments	—	76	76	—	54	—	54
Restricted cash, cash equivalents and investments
Insurance carriers' security deposits	14	—	14	15	—	—	15
Payroll funds collected	519	—	519	783	—	—	783
Collateral for health benefits claims	75	—	75	75	—	—	75
Collateral for workers' compensation claims	63	1	64	66	1	—	67
Collateral to secure standby letter of credit	—	—	—	—	—	2	2
Total restricted cash, cash equivalents and investments	671	1	672	939	1	2	942
Investments, noncurrent	—	117	117	—	135	—	135
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	195	5	200	182	5	—	187
Total	$1,085	$199	$1,284	$1,349	$195	$2	$1,546

NOTE 3. INVESTMENTS

All of our investment securities that have a contractual maturity date greater than three months are classified as AFS. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our investments as of June 30, 2019 and December 31, 2018 are presented below.

	June 30, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$35	$—	$—	$35	$33	$—	$—	$33
Corporate bonds	94	1	—	95	99	—	—	99
U.S. government agencies and government- sponsored agencies	5	—	—	5	7	—	—	7
U.S. treasuries	58	1	—	59	46	—	—	46
Exchange traded fund	1	—	—	1	1	—	—	1
Other debt securities	4	—	—	4	9	—	—	9
Total	$197	$2	$—	$199	$195	$—	$—	$195

FINANCIAL STATEMENTS

Gross unrealized losses as of June 30, 2019 and December 31, 2018 were not material.

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

The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2019
One year or less	$81
Over one year through five years	103
Over five years through ten years	7
Over ten years	7
Total fair value	$198

The gross proceeds from sales and maturities of AFS securities for the three and six months ended June 30, 2019 and June 30, 2018 are presented below. We had immaterial realized gains and losses from sales of investments for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Gross proceeds from sales	$14	$—	$28	$39
Gross proceeds from maturities	19	10	36	24

FINANCIAL STATEMENTS

NOTE 4. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 9.3 years, some of which include options to extend for up to 15 years. As of June 30, 2019, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
During the second quarter of 2019, we recognized operating lease expense of $5 million and we recognized $10 million during the first half of 2019.
During the second quarter of 2019, we paid $4 million to reduce operating lease liabilities and $8 million during the first half of 2019. During the second quarter of 2019, we recognized $5 million in new operating lease liabilities in exchange for ROU assets and we recognized $17 million during the first half of 2019.
As of June 30, 2019, the weighted average remaining lease term on our operating leases was 6.2 years. Future minimum lease payments as of June 30, 2019 and December 31, 2018 were as follows:

(in millions)	June 30, 2019 (2)	December 31, 2018 (3)
2019(1)	$10	$18
2020	18	17
2021	11	11
2022	10	9
2023	9	8
2024	6	5
2025 and thereafter	19	20
Total future minimum lease payments	$83	$88
Less: imputed interest	(11)	N/A(4)
Total operating lease liabilities	72	N/A(4)
Current portion	17	N/A(4)
Non-current portion	55	N/A(4)
(1)    The remaining payments as of June 30, 2019 exclude those made during the six months ended June 30, 2019.

(2)	Presented in accordance with ASC 842, which excludes base payments of $4 million for leases that do not yet have a commencement date.
(3)    Presented in accordance with ASC 840.
(4)    N/A - Not Applicable under ASC 840.
As of June 30, 2019, we have entered into two leases that have not commenced for terms up to 5 years. Those leases will require minimum lease payments over their terms of $4 million.

FINANCIAL STATEMENTS

NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total accrued costs, beginning of period	$236	$250	$238	$255
Incurred
Current year	16	19	35	39
Prior years	(11)	(6)	(16)	(13)
Total incurred	5	13	19	26
Paid
Current year	(2)	(2)	(3)	(2)
Prior years	(15)	(17)	(30)	(35)
Total paid	(17)	(19)	(33)	(37)
Total accrued costs, end of period	$224	$244	$224	$244
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2019	December 31, 2018
Total accrued costs, end of period	$224	$238
Collateral paid to carriers and offset against accrued costs	(12)	(13)
Total accrued costs, net of carrier collateral offset	$212	$225

Payable in less than 1 year (net of collateral paid to carriers of $3 at June 30, 2019 and December 31, 2018)	$64	$67
Payable in more than 1 year (net of collateral paid to carriers of $9 and $10 at June 30, 2019 and December 31, 2018, respectively)	148	158
Total accrued costs, net of carrier collateral offset	$212	$225

Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2019, the change was primarily due to a decrease in estimate of ultimate losses related to older plan years and the recognition of current year development of ultimate losses.
As of June 30, 2019 and December 31, 2018, we had $55 million and $57 million, respectively, of collateral held by insurance carriers of which $12 million and $13 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled against collateral held.

FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES
Contingencies
In August 2015, Howard Welgus, a purported stockholder, filed a putative securities class action lawsuit, Welgus v. TriNet Group, Inc., et. al., under the Securities Exchange Act of 1934 in the U.S. District Court for the Northern District of California. On December 18, 2017, the district court granted TriNet’s motion to dismiss the complaint, which had been amended in April 2016 and again in March 2017, in its entirety, without leave to amend. Plaintiff filed a notice of appeal of the district court’s order on January 17, 2018 and oral arguments were held before the Ninth Circuit Court of Appeals on March 14, 2019. On March 26, 2019, the Ninth Circuit Court of Appeals affirmed the district court’s dismissal of the amended complaint in its entirety. The deadline for Plaintiff-Appellant to petition the U.S. Supreme Court to review the decision by the Court of Appeals expired on June 24, 2019 and the litigation is therefore terminated.
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
While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings will have a materially adverse effect on our consolidated financial position, results of operations, or cash flows. However, the unfavorable resolution of any particular matter or our reassessment of our exposure for any of the above matters based on additional information obtained in the future could have a material impact on our consolidated financial position, results of operations, or cash flows.
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table presents a rollforward of our common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares issued and outstanding, beginning balance	70,079,747	70,363,251	70,596,559	69,818,392
Issuance of common stock from vested restricted stock units	213,991	389,875	500,710	1,000,141
Issuance of common stock from exercise of stock options	58,491	263,464	139,773	469,894
Issuance of common stock for employee stock purchase plan	112,623	84,525	112,623	84,525
Repurchase of common stock	(392,700)	(434,766)	(1,175,609)	(594,799)
Awards effectively repurchased for required employee withholding taxes	(81,007)	(92,462)	(182,911)	(204,266)
Shares issued and outstanding, ending balance	69,991,145	70,573,887	69,991,145	70,573,887

Equity-Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, replaced our 2009 Equity Incentive Plan and provides for the grants of options (both non-qualified and incentive stock options), stock appreciation rights, restricted stock, RSUs, performance awards (each as defined in the 2019 Plan) and other cash- and stock-based awards. Shares available for grant as of June 30, 2019 were approximately 2,839,430.

FINANCIAL STATEMENTS

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
The following table summarizes RSU and RSA activity under our equity-based plans for the six months ended June 30, 2019:

	RSUs		RSAs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	1,737,554	$32.83	346,792	$49.13
Granted	724,172	60.58	—	—
Vested	(511,813)	30.34	(31,248)	50.61
Forfeited	(106,737)	36.52	(11,103)	49.35
Nonvested at June 30, 2019	1,843,176	$44.18	304,441	$49.11

Equity-Based Compensation
Stock-based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock-based compensation expense and other disclosures for stock-based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Cost of providing services	$2	$2	$4	$4
Sales and marketing	1	2	1	4
General and administrative	7	5	13	9
Systems development and programming costs	1	1	2	2
Total stock-based compensation expense	$11	$10	$20	$19

Stock Repurchases
In February 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. During the six months ended June 30, 2019, we repurchased 1,175,609 shares of common stock for approximately $62 million. As of June 30, 2019, approximately $313 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program.
NOTE 8. INCOME TAXES
Our effective income tax rate was 17% and 19% for the second quarter of 2019 and 2018, respectively, and 21% and 19% for the six months ended June 30, 2019 and 2018, respectively. The decrease when comparing the second quarter of 2019 with the same period in 2018, is primarily due to a one-time benefit associated with prior year tax expense. The increase in the year to date rates for 2019 when compared to the same period in 2018, consisted primarily from a decrease in tax benefits recognized from excess tax benefits related to stock-based compensation.
During the six months ended June 30, 2019, there was an increase of $1 million in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.

FINANCIAL STATEMENTS

We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2012. We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the U.S. filed cross motions for summary judgment in federal district court. On September 17, 2018, the federal district court granted TriNet's motion for summary judgment and denied the U.S.'s motion. On January 18, 2019, the federal district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The U.S. filed a notice of appeal of the federal district court's decision on March 18, 2019. The U.S. filed its opening brief in the court of appeals on June 10, 2019 and we filed our answering brief on July 24, 2019. We will continue to vigorously defend our position through the litigation process.
NOTE 9. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$46	$58	$109	$112
Weighted average shares of common stock outstanding	70	70	70	70
Basic EPS	$0.65	$0.82	$1.56	$1.59
Net income	$46	$58	$109	$112
Weighted average shares of common stock outstanding	70	70	70	70
Dilutive effect of stock options and restricted stock units	1	3	1	2
Weighted average shares of common stock outstanding	71	73	71	72
Diluted EPS	$0.64	$0.80	$1.53	$1.55

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	—	—	1	1

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
We did not have any Level 3 financial instruments recognized in our balance sheet as of June 30, 2019 and December 31, 2018. There were no transfers between levels as of June 30, 2019 and December 31, 2018.
Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2019 and December 31, 2018.

(in millions)	Level 1	Level 2	Total
June 30, 2019
Cash equivalents:
Money market mutual funds	$89	$—	89
Total cash equivalents	89	—	89
Investments:
Asset-backed securities	—	35	35
Corporate bonds	—	95	95
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	54	54
Other debt securities	—	4	4
Total investments	—	193	193
Restricted cash equivalents:
Money market mutual funds	43	—	43
Commercial paper	18	—	18
Total restricted cash equivalents	61	—	61
Restricted investments:
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	—	—
Total restricted investments	1	5	6
Total unrestricted and restricted cash equivalents and investments	$151	$198	$349

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2018
Cash equivalents
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	1	1
Total cash equivalents	4	1	5
Investments
Asset-backed securities	—	33	33
Corporate bonds	—	99	99
U.S. government agencies and government-sponsored agencies	—	7	7
U.S. treasuries	—	41	41
Other debt securities	—	9	9
Total investments	—	189	189
Restricted cash equivalents:
Money market mutual funds	48	—	48
Commercial paper	20	—	20
Total restricted cash equivalents	68	—	68
Restricted investments:
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	7	8
Total unrestricted and restricted cash equivalents and investments	$73	$197	$270

Fair Value of Financial Instruments Disclosure
Long-Term Debt
Our long-term debt is a floating rate debt and the fair value of our floating rate debt approximates its carrying value (exclusive of issuance costs) at June 30, 2019. The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
Derivative Instruments
In June 2019, we entered into an interest rate collar derivative transaction with no upfront premium to mitigate the risk of changes in interest rates on the interest payments on a portion of our floating rate debt. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. We use this derivative as part of our interest rate risk management strategy and designated it as a cash flow hedge. If interest rates rise above the cap strike rate on the contract, we will receive variable-rate amounts and if interest rates fall below the floor strike rate on the contract, we will pay variable-rate amounts.
The following table summarizes the fair value of our derivative instruments at June 30, 2019:

	June 30, 2019
				Fair Market Value
(in millions)	Hedge type	Final settlement date	Notional amount	Other current assets	Accounts payable and other current liabilities
Derivatives designated as hedging instruments
Collar - LIBOR	Cash flow	May 2022	$213	$—	$—

FINANCIAL STATEMENTS

The pre-tax effect of derivative instruments for the three and six months ended June 30, 2019 is insignificant and we estimate that an insignificant amount of net derivative gains or losses included in other comprehensive income will be reclassified into earnings within the following 12 months. There were no cash flows associated with the derivative for the three months and six months ended June 30, 2019.
As of June 30, 2019, we do not hold, nor have we posted, any collateral related to the above derivative instrument.
The interest rate collar derivative is classified as Level 2 in the fair value hierarchy as its value is determined using observable inputs such as forward LIBOR curves.

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
April 1- April 30, 2019	146,761	$60.91	144,500	$329
May 1 - May 31, 2019	238,763	$62.08	161,200	$319
June 1 - June 30, 2019	88,183	$65.91	87,000	$313
Total	473,707		392,700
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of RSUs granted pursuant to approved plans.
(2) We repurchased a total of approximately $25 million of our outstanding common stock during the period ended June 30, 2019.

As of June 30, 2019, we had approximately $313 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases are subject to certain restrictions under the terms of our 2018 credit facility. For more information about our 2018 credit facility and our stock repurchases, refer to Notes 7 and 9 in Part II, Item 8. Financial Statements and Supplementary Data of our 2018 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

OTHER INFORMATION

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	TriNet Group, Inc. 2019 Equity Incentive Plan					X
10.2	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRINET GROUP, INC.

Date: July 25, 2019	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: July 25, 2019	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: July 25, 2019	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer