Form 10-Q
period 2019-09-30
TRINET GROUP, INC.
filed 2019-10-25
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 17, 2019 was 69,839,805.

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2019

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
Operational Highlights
Our consolidated results for the third quarter and nine months ended September 30, 2019 reflect our continued progress in attracting new customers to our industry-oriented (vertical) products, serving our existing customers and improving our brand awareness through marketing.
Our customers are our focus, and we are investing in our processes to ensure a stronger customer experience. We expect this investment will further enhance our value to our customers, support retention and provide further efficiency and scale for our operations. We started this work in 2018 and expect this to continue in the near-term.
During the nine months ended September 30, 2019 we:

•	experienced an improvement in retention as a result of our customer service initiatives,

•	benefited from our clients growing their WSEs,

•	saw an increase in new sales, which delivered additional revenue growth,

•	continued to experience our WSE's increasing their participation, or enrollment, in our insurance services offerings,

•	experienced increased severity of health costs per enrollee (medical cost trend) within a national carrier, and

•	delivered profitable growth.
Our efforts to build a successful and enduring company include building and leveraging a strong national brand presence. Our branding strategy, Incredible Starts Here, is being augmented with our current campaign: People Matter. We place our customers at the center of what we do, including placing our customers at the center of our marketing.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
Our results for the third quarter and nine months ended September 30, 2019 are as follows (percentages, increases or decreases represent changes when compared to the same periods of 2018):
Q3 2019

	$969M		$68M		$221M
	Total revenues		Operating income		Net Service Revenue *
	11%	increase	9%	increase	(4)%	decrease

	$55M		$0.78		$58M
	Net income		Diluted EPS		Adjusted Net income *
	8%	increase	11%	increase	6%	increase

*	Non-GAAP measure as defined in the section below.

331,584		330,970		$9.4B
Total WSEs		Average WSEs		Payroll and payroll tax payments
4%	increase	4%	increase	8%	increase

During the third quarter of 2019, we continued to achieve year-over-year improvement in our WSE and revenue growth. The growth year-over-year reflects improvement in our new sales performance and the retention of customers that choose to benefit from our service offerings. Increased hiring and enrollments by our customers contributed to the growth. We continue to price to the value of our services and, for our insurance offerings, to our expected risk. Operating income, net income and adjusted net income increased due primarily to a 11% increase in total revenues and a decrease in operating expenses primarily as a result of lower variable incentive compensation reflecting financial performance, offset by higher insurance costs driven by an increase in medical cost trend and health plan participation or enrollment. Net Service Revenue decreased 4% primarily due to medical cost trend within a national carrier.
Average WSEs (defined as average monthly WSEs paid during the period) for the third quarter of 2019 increased 4% compared to the same period in 2018 driven by lower client attrition in our Main Street vertical, improved new sales and increased WSE hiring by our clients.
Our pricing strategy and change in mix of WSEs over the last year contributed to our growth of both PSR and ISR.
YTD 2019

	$2.8B		$205M		$703M
	Total revenues		Operating income		Net Service Revenue *
	10%	increase	(2)%	decrease	5%	increase

	$164M		$2.31		$177M
	Net income		Diluted EPS		Adjusted Net income *
	1%	increase	3%	increase	1%	increase

*	Non-GAAP measure as defined in the section below.

320,868		$30.1B
Average WSEs		Payroll and payroll tax payments
2%	increase	10%	increase

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial and Operating Metrics
The following key financial and operating metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share and WSE data)	2019	2018	% Change	2019	2018	% Change
Income Statement Data:
Total revenues	$969	$875	11%	$2,838	$2,586	10%
Operating income	68	62	9	205	209	(2)
Net income	55	51	8	164	163	1
Diluted net income per share of common stock	0.78	0.71	11	2.31	2.25	3
Non-GAAP measures (1):
Net Service Revenues	221	228	(4)	703	668	5
Net Insurance Service Revenues	91	109	(17)	310	305	1
Adjusted EBITDA	93	88	8	286	277	3
Adjusted Net Income	58	55	6	177	176	1
Operating Metrics:
Total WSEs payroll and payroll taxes processed	$9,381	$8,669	8%	$30,113	$27,360	10%
Average WSEs	330,970	318,129	4	320,868	315,512	2
Total WSEs at period end	331,584	317,496	4	331,584	317,496	4
(1)    Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

(in millions)	September 30, 2019	December 31, 2018	% Change
Balance Sheet Data:
Cash and cash equivalents	$216	$228	(5)%
Working capital	253	221	15
Total assets	2,245	2,435	(8)
Long-term debt	397	413	(4)
Total liabilities	1,768	2,060	(14)
Total stockholders’ equity	477	375	27

	Nine Months Ended September 30,
(in millions)	2019	2018		% Change
Cash Flow Data:
Net cash used in operating activities	$(211)	$(476)		(56)%
Net cash used in investing activities	(30)	(169)		(82)
Net cash used in financing activities	(109)	(62)		76
Non-GAAP measure(1):
Corporate operating cash flows	146	184	169	(21)
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
• We also sometimes refer to Net Insurance Service Margin, which is the ratio of Net Insurance Revenue to Insurance Service Revenue.

Adjusted EBITDA	• Net income, excluding the effects of: - income tax provision, - interest expense, - depreciation, - amortization of intangible assets, and - stock based compensation expense.
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
- stock based compensation,
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

(1)
Non-GAAP effective tax rate is 26% for 2019 and 2018, which excludes the income tax impact from stock based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Total revenues	$969	$875	$2,838	$2,586
Less: Insurance costs	748	647	2,135	1,918
Net Service Revenues	$221	$228	$703	$668
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Insurance service revenues	$839	$756	$2,445	$2,223
Less: Insurance costs	748	647	2,135	1,918
Net Insurance Service Revenues	$91	$109	$310	$305
Net Insurance Service Revenue Margin	11%	14%	13%	14%

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$55	$51	$164	$163
Provision for income taxes	12	9	42	36
Stock based compensation	9	12	29	31
Interest expense and bank fees	6	5	17	17
Depreciation and amortization of intangible assets	11	11	34	30
Adjusted EBITDA	$93	$88	$286	$277
Adjusted EBITDA Margin	43%	38%	41%	41%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$55	$51	$164	$163
Effective income tax rate adjustment	(5)	(6)	(12)	(16)
Stock based compensation	9	12	29	31
Amortization of intangible assets	1	1	4	4
Non-cash interest expense	1	—	1	4
Income tax impact of pre-tax adjustments	(3)	(3)	(9)	(10)
Adjusted Net Income	$58	$55	$177	$176

The table below presents a reconciliation of net cash used in operating activities to corporate operating cash flows:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash used in operating activities	$(211)	$(476)
Change in WSE related other current assets	65	51
Change in WSE related liabilities	292	609
Corporate Operating Cash Flows	$146	$184

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
Average WSEs increased 4% in the third quarter of 2019 and 2% in the nine months ended September 30, 2019, compared to the same periods in 2018, due to reduced attrition resulting from our customer service initiatives, continued hiring within our installed base, primarily in our Technology vertical, and stronger new sales performance.
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
Monthly total revenues per Average WSE is a measure we use to monitor the success of our product and service pricing strategies. This measure increased 6% during the third quarter of 2019 compared to the same period in 2018, and increased 8% in the nine months ended September 30, 2019, compared to the same period in 2018.
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
The changes in volume during the third quarter and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily driven by WSE growth, especially in our Professional Services and Technology verticals. The changes in rate and mix during the third quarter and nine months ended September 30, 2019, when compared to the same periods in 2018, were primarily driven by increases in insurance services fees and health plan enrollment in our insurance service offerings.

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
The tables below provide a view of the changes in components of operating income for the third quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, respectively.

(in millions)
$62	Third Quarter 2018 Operating Income
+94	Higher total revenues primarily as a result of WSE growth, especially in our Professional Services and Technology verticals, increases in ISR fees and health plan enrollment.
-101	Higher insurance costs primarily as a result of an increase in medical cost trend and health plan participation, or enrollment.
+13	Lower OE primarily as a result of lower variable incentive compensation reflecting financial performance.
$68	Third Quarter 2019 Operating Income

(in millions)
$209	YTD 2018 Operating Income
+252	Higher total revenues primarily as a result of increases in insurance services fees and health plan enrollment in our insurance service offerings
-217	Higher insurance costs primarily as a result of an increase in medical cost trend and health plan participation, or enrollment.
-39	Higher OE primarily as a result of growth in the number of our corporate employees and costs associated with initiatives to improve customer experience and our growth initiatives.
$205	YTD 2019 Operating Income

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
We also analyze changes in PSR with the following measures:

•	Volume - the percentage change in period over period Average WSEs.

•	Rate - the percentage change in fees for each vertical, and

•	Mix - the change in composition of Average WSEs across our verticals,
The increase in PSR, for the third quarter ended and nine months ended September 30, 2019 compared to the same periods in 2018, reflects the result of our vertical pricing strategy. During the third quarter and nine months ended September 30, 2019, we continued to experience WSE growth especially in our Professional Services and Technology verticals, while our Main Street vertical continued to shrink, but at a reduced rate when compared to the same periods in 2018.

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

The growth in ISR for the third quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily resulted from increases in Average WSEs, changes in rate due to higher insurance service fees per plan participant and changes in mix due to higher health plan enrollment.

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

The increase in insurance cost rates during the third quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily driven by:

•
Increased severity of health costs per enrollee (medical cost trend) within a national carrier, arising from a shift in pharmaceutical utilization from brand name drugs to higher cost specialty drugs, combined with elevated health costs in a portion of this business.

•	Partially offset by lower health administrative costs and lower workers' compensation claim costs.

We continued to experience favorable prior year development on our accrued workers' compensation costs of $6 million for the third quarter and $22 million for the nine months ended September 30, 2019, primarily due to lower than expected claim severity. The increase in volume and mix during the third quarter and nine months ended September 30, 2019 is consistent with the change in volume and mix for ISR, which was a result of higher health plan enrollment.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.

Total NSR ($millions)

$221
$228
$703
$668
41%
48%
44%
46%
Q3 2019
Q3 2018
YTD 2019
YTD 2018

Monthly NSR per Average WSE ($dollars)

$222
$239
$243
$235
Q3 2019
Q3 2018
YTD 2019
YTD 2018

PSR

NISR - % represents proportion of NISR to total NSR

Q3 2019 - Q3 2018 NSR Change ($millions)

$228
$11
$(18)
$221
Q3 2018 NSR
Change in PSR
Change in NISR [1]
Q3 2019 NSR

YTD 2019 - 2018 NSR Change ($millions)

$668
$30
$5
$703
YTD 2018 NSR
Change in PSR
Change in NISR [2]
YTD 2019 NSR

(1) Change in NISR comprised of an increase in ISR of $83 million, offset by an increase in insurance costs of $101 million.

(2) Change in NISR comprised of an increase in ISR of $222 million, offset by an increase in insurance costs of $217 million.

NISR margin for the third quarter and nine months ended September 30, 2019 decreased by 3% and 1%, respectively when compared to the same periods in 2018, due to insurance costs increasing faster than insurance service revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our operating expenses and allocate resources across different business functions based on percentage of NSR, which decreased to 69% in the third quarter of 2019 from 73% in the same period in 2018 and increased to 71% in the nine months ended September 30, 2019 from 69% in the same period in 2018. The decrease in operating expenses and compensation costs was primarily the result of lower variable incentive compensation reflecting financial performance.
We had approximately 3,000 corporate employees as of September 30, 2019 in 54 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our OE. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation expense for internal employees was and is primarily driven by our continued efforts to improve our customer experience. Compensation-related expense represented 59% and 62% of our OE in the third quarter of 2019 and 2018, respectively, and 62% and 63% in the nine months ended September 30, 2019 and 2018, respectively.
We expect our OE to increase for the foreseeable future from our continued efforts to improve our customer experience, and our systems and processes. These expenses may fluctuate as a percentage of our total revenues from period-to-period depending on the timing of when expenses are incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.
COPS remained consistent in the third quarter of 2019 when compared to the same period in 2018. The increase in the nine months ended September 30, 2019, when compared to the same periods in 2018, was due to increased headcount and consulting expense to support initiatives to improve the customer experience, enhancing our product offerings and process improvement initiatives.
S&M decreased in the third quarter of 2019, when compared to the same period in 2018, primarily due to a decrease in compensation related expenses. S&M increased in the nine months ended September 30, 2019, when compared to the same period in 2018, driven by an increase in headcount, advertising expenses for our People Matter campaign and commissions expense related to our growth in new sales.
G&A decreased in the third quarter and increased in the nine months ended September 30, 2019, when compared to the same periods in 2018, primarily driven by a decrease in compensation related expenses and professional fees.
SD&P decreased in the third quarter and nine months ended September 30, 2019, when compared to the same periods in 2018, primarily driven by a decrease in compensation related expenses.
D&A remained consistent in the third quarter. The increase in the nine months ended September 30, 2019, when compared to the same periods in 2018, was a result of our investments in technology to support our customer service initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We break out the change in expenses that make up our OE in the chart below:

Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense under our credit facility.
Interest income increased to $5 million in the third quarter of 2019 and $18 million for the nine months ended September 30, 2019 from $3 million and $7 million when compared to the same periods in 2018, respectively, as a result of a change in our investment strategy initiated in the second quarter of 2018 to improve our interest income.
Our investment strategy has improved our interest income, net income, Adjusted Net Income and Adjusted EBITDA, year over year.
Interest expense, bank fees and other, remained consistent for the third quarter and nine months ended September 30, 2019 and 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Income Taxes
Our effective income tax rate was 18% and 16% for the third quarter of 2019 and 2018, respectively, and 20% and 18% for the nine months ended September 30, 2019 and 2018, respectively. The increase in rate for the third quarter of 2019 was primarily due to a decrease in tax credits and a benefit from revaluation of deferred taxes recorded in the prior year. The increase in rate for the nine months ended September 30, 2019 was primarily due to decreases in excludable income for state tax purposes and tax benefits recognized from excess tax benefits related to stock based compensation, as well as an increase in uncertain tax positions. These expenses are partially offset by a one-time benefit associated with prior year tax expense.

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

	September 30, 2019			December 31, 2018
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$216	$—	$216	$228	$—	$228
Investments	67	—	67	54	—	54
Restricted cash, cash equivalents and investments	15	570	585	15	927	942
Other current assets	56	451	507	36	386	422
Total current assets	$354	$1,021	$1,375	$333	$1,313	$1,646

Total current liabilities	$101	$1,021	$1,122	$112	$1,313	$1,425

Working Capital	$253	$—	$253	$221	$—	$221
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
Working capital for corporate purposes
We use our available cash and cash equivalents to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Corporate working capital as of September 30, 2019 increased compared to December 31, 2018.
Capital Resources
Sources of Funds
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from corporate operating activities, our borrowing capacity under our revolving credit facility and the potential issuance of debt or equity securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We also have available a $250 million revolving credit facility. The total unused portion of the revolving credit facility was $235 million as of September 30, 2019.
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in millions)	2019			2018
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash (used in) provided by :
Operating activities	$146	$(357)	$(211)	$184	$(660)	$(476)
Investing activities	(32)	2	(30)	(169)	—	(169)
Financing activities	(109)	—	(109)	(62)	—	(62)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$5	$(355)	$(350)	$(47)	$(660)	$(707)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	425	924	1,349	476	1,262	1,738
End of period	$430	$569	$999	$429	$602	$1,031

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(12)	$—	$(12)	$(99)	$—	$(99)
Restricted	17	(355)	(338)	52	(660)	(608)
Operating Activities
Components of net cash (used in) provided by operating activities are as follows:

	Nine Months Ended September 30,
(in millions)	2019			2018
	Corporate	WSE	Total	Corporate	WSE	Total
Net income	$164	$—	$164	$163	$—	$163
Depreciation and amortization	41	—	41	36	—	36
Noncash lease expense	14	—	14	—	—	—
Stock based compensation expense	29	—	29	31	—	31
Interest paid	(15)	—	(15)	(13)	—	(13)
Income tax payments, net	(48)	—	(48)	(33)	—	(33)
Collateral refunded from insurance carriers, net	—	—	—	(1)	—	(1)
Changes in other operating assets	(42)	(65)	(107)	10	(51)	(41)
Changes in other operating liabilities	3	(292)	(289)	(9)	(609)	(618)
Net cash (used in) provided by operating activities	$146	$(357)	$(211)	$184	$(660)	$(476)

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

Our corporate operating cash flows decreased when comparing the nine months ended September 30, 2019 to the same period in 2018 due to timing of payments to our vendors.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Net cash (used in) provided by investing activities in the nine months ended September 30, 2019 decreased, when compared to the same period of 2018, primarily due to decrease in purchases of investments.

	Nine Months Ended September 30,
(in millions)	2019	2018
Investments:
Purchases of investments	(109)	(223)
Proceeds from sale and maturity of investments	113	87
Cash (used in) provided by investments	$4	$(136)

Capital expenditures:
Software and hardware	$(27)	$(21)
Office furniture, equipment and leasehold improvements	(7)	(12)
Cash used in capital expenditures	$(34)	$(33)
Cash used in investing activities	$(30)	$(169)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our condensed consolidated balance sheets as investments. As of September 30, 2019, we had approximately $195 million in corporate investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities in U.S. long-term treasuries. These investments are classified on our condensed consolidated balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.
As of September 30, 2019, we held approximately $1.2 billion in cash, cash equivalents and investments of which $0.8 billion was restricted. Refer to Note 2 in this Form 10-Q for a summary of these funds.
Capital Expenditures
During the nine months ended September 30, 2019 and 2018, we continued to make investments in software and hardware, and to enhance our existing products and technology platform. We also incurred expenses related to the build out of our corporate headquarters and our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2019 and 2018 consisted of our debt and equity-related activities.

	Nine Months Ended September 30,
(in millions)	2019	2018
Financing activities
Repurchase of common stock, net of issuance	$(92)	$(53)
Repayment of borrowings, net of proceeds from issuance of notes payable	(17)	(9)
Cash used in financing activities	$(109)	$(62)

MANAGEMENT'S DISCUSSION AND ANALYSIS

In February 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014, primarily to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee stock purchase plan. During the nine months ended September 30, 2019, we repurchased 1,482,655 shares of our common stock for approximately $84 million through our stock repurchase program. As of September 30, 2019, approximately $292 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program.
Covenants
We were in compliance with the financial covenants under our credit facilities at September 30, 2019. For information on the covenants under our 2018 credit facility, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of our Form 10-K.
Off-Balance Sheet Arrangements
There have been no additional material changes in our off-balance sheet arrangements discussed in Part II, Item 7. Management's Discussion and Analysis of our 2018 Form 10-K.
Critical Accounting Policies, Estimates and Judgments
During the first quarter of 2019, we adopted ASC Topic 842. Refer to Note 1 in Item 1 of this Form 10-Q for disclosure of the changes related to this adoption. There have been no material changes to our critical accounting policies as discussed in our 2018 Form 10-K.
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
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the cash flows of the collar assuming a 100 basis point parallel shift in the current LIBOR rate. Based on the terms and remaining settlements as of September 30, 2019, a hypothetical 100 basis point decrease in one-month LIBOR across all maturities would not result in any cash payments or cash receipts by the Company, respectively, while a hypothetical 100 basis point increase in one-month LIBOR across all maturities would result in cash receipts of $4 million.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our AFS marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk, as our investment policy defines minimum credit quality, liquidity, diversification and other requirements for eligible investments. Our AFS marketable securities consist of highly liquid, investment-grade securities. The risk of rate changes on investment balances was not significant at September 30, 2019.
At September 30, 2019, we had total outstanding long-term debt of $397 million. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of September 30, 2019 to increase by $10 million or decrease by $14 million on an annualized basis, respectively.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$216	$228
Investments	67	54
Restricted cash, cash equivalents and investments	585	942
Accounts receivable, net	9	11
Unbilled revenue, net	366	304
Prepaid expenses, net	63	48
Other current assets	69	59
Total current assets	1,375	1,646
Restricted cash, cash equivalents and investments, noncurrent	198	187
Investments, noncurrent	128	135
Property & equipment, net	86	79
Operating lease right-of-use asset	57	—
Goodwill	289	289
Other intangible assets, net	17	21
Other assets	95	78
Total assets	$2,245	$2,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$33	$45
Long-term debt	22	22
Client deposits	28	56
Accrued wages	405	352
Accrued health insurance costs, net	156	135
Accrued workers' compensation costs, net	63	67
Payroll tax liabilities and other payroll withholdings	389	729
Operating lease liabilities	17	—
Insurance premiums and other payables	9	19
Total current liabilities	1,122	1,425
Long-term debt, noncurrent	375	391
Accrued workers' compensation costs, noncurrent, net	146	158
Deferred taxes	64	68
Operating lease liabilities, noncurrent	52	—
Other non-current liabilities	9	18
Total liabilities	1,768	2,060
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018)
Common stock and additional paid-in capital	676	641
($0.000025 par value per share; 750,000,000 shares authorized; 69,834,253 and 70,596,559 shares issued and outstanding at September 30, 2019 and December 31, 2018)
Accumulated deficit	(200)	(266)
Accumulated other comprehensive income	1	—
Total stockholders' equity	477	375
Total liabilities & stockholders' equity	$2,245	$2,435
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2019	2018	2019	2018
Professional service revenues	$130	$119	$393	$363
Insurance service revenues	839	756	2,445	2,223
Total revenues	969	875	2,838	2,586
Insurance costs	748	647	2,135	1,918
Cost of providing services	59	58	186	166
Sales and marketing	47	52	145	132
General and administrative	27	33	99	95
Systems development and programming	9	12	34	36
Depreciation and amortization of intangible assets	11	11	34	30
Total costs and operating expenses	901	813	2,633	2,377
Operating income	68	62	205	209
Other income (expense):
Interest expense, bank fees and other	(6)	(5)	(17)	(17)
Interest income	5	3	18	7
Income before provision for income taxes	67	60	206	199
Income tax expense	12	9	42	36
Net income	$55	$51	$164	$163
Other comprehensive income, net of tax	—	—	1	—
Comprehensive income	$55	$51	$165	$163

Net income per share:
Basic	$0.80	$0.73	$2.35	$2.32
Diluted	$0.78	$0.71	$2.31	$2.25
Weighted average shares:
Basic	69,612,362	70,556,877	69,740,956	70,353,597
Diluted	70,972,874	72,599,944	71,069,852	72,388,598
 See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Total Stockholders' Equity, beginning balance	$439	$309	$375	$206
Common Stock and Additional Paid-In Capital
Beginning balance	667	611	641	583
Issuance of common stock from exercise of stock options	—	—	2	6
Issuance of common stock for employee stock purchase plan	—	—	4	3
Stock based compensation expense	9	12	29	31
Ending balance	676	623	676	623

Accumulated Deficit
Beginning balance	(229)	(302)	(266)	(377)
Net income	55	51	164	163
Cumulative effect of accounting change	—	—	—	3
Repurchase of common stock	(22)	(17)	(84)	(47)
Awards effectively repurchased for required employee withholding taxes	(4)	(5)	(14)	(15)
Ending balance	(200)	(273)	(200)	(273)

Accumulated Other Comprehensive Loss
Beginning balance	1	—	—	—
Other comprehensive income	—	—	1	—
Ending balance	1	—	1	—
Total Stockholders' Equity, ending balance	$477	$350	$477	$350
See accompanying notes.

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Operating activities
Net income	164	163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	36
Noncash lease expense	14	—
Stock based compensation	29	31
Changes in operating assets and liabilities:
Accounts receivable, net	5	12
Unbilled revenue, net	(61)	(3)
Prepaid expenses, net	(17)	(26)
Other assets	(34)	(54)
Accounts payable and other current liabilities	(16)	(18)
Client deposits	(28)	(17)
Accrued wages	53	34
Accrued health insurance costs, net	21	(7)
Accrued workers' compensation costs, net	(16)	(5)
Payroll taxes payable and other payroll withholdings	(340)	(616)
Operating lease liabilities	(13)	—
Other liabilities	(13)	(6)
Net cash used in operating activities	(211)	(476)
Investing activities
Purchases of marketable securities	(109)	(223)
Proceeds from sale and maturity of marketable securities	113	87
Acquisitions of property and equipment	(34)	(33)
Net cash used in investing activities	(30)	(169)
Financing activities
Repurchase of common stock	(84)	(47)
Proceeds from issuance of common stock from employee stock purchase plan	4	3
Proceeds from issuance of common stock from exercised options	2	6
Awards effectively repurchased for required employee withholding taxes	(14)	(15)
Proceeds from issuance of notes payable, net	—	210
Payments for extinguishment of debt	—	(204)
Repayment of debt	(17)	(15)
Net cash used in financing activities	(109)	(62)
Net decrease in unrestricted and restricted cash and cash equivalents	(350)	(707)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,349	1,738
End of period	999	1,031

Supplemental disclosures of cash flow information
Interest paid	15	13
Income taxes paid, net	48	33
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	4	2
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).

FINANCIAL STATEMENTS

Reclassifications
Certain prior year amounts have been reclassified to conform to current period presentation. Effects on the cash flow statement due to reclassifications are summarized below:

	Nine Months Ended September 30, 2018
(in millions)	As previously reported	Reclassified amounts	As revised
Operating activities
Accounts receivable, net	$—	$12	$12
Unbilled revenue, net	—	(3)	(3)
Prepaid income taxes, net	1	(1)	—
Prepaid expenses and other current assets	(24)	24	—
Prepaid expenses, net	—	(26)	(26)
Workers' compensation collateral receivable	(10)	10	—
Accounts payable and other current liabilities	(9)	(9)	(18)
Client deposits	—	(17)	(17)
Accrued wages	—	34	34
Accrued corporate wages	(4)	4	—
Accrued health insurance costs, net	—	(7)	(7)
Accrued workers' compensation costs, net	—	(5)	(5)
Payroll taxes payable and other payroll withholdings	—	(616)	(616)
Worksite employee related assets	(51)	51	—
Worksite employee related liabilities	(609)	609	—
Other assets	—	(54)	(54)
Other liabilities	—	(6)	(6)

Effects on the consolidated statements of income and comprehensive income due to reclassifications are summarized below:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(in millions)	As previously reported	Reclassified amounts	As revised	As previously reported	Reclassified amounts	As revised
Depreciation	$10	$(10)	$—	$26	$(26)	$—
Amortization of intangible assets	1	(1)	—	4	(4)	—
Depreciation and amortization of intangible assets	—	11	11	—	30	30
Interest expense, bank fees and other, net	(2)	2	—	(10)	10	—
Interest expense, bank fees and other	—	(5)	(5)	—	(17)	(17)
Interest income	—	3	3	—	7	7

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
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the nine months ended September 30, 2019, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of September 30, 2019 and December 31, 2018, prepayments included in accrued health insurance costs were $39 million and $33 million, respectively. When the prepaid is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of September 30, 2019 and December 31, 2018, accrued health insurance costs included in prepaid expenses were $53 million and $50 million, respectively.
Derivative Instruments
In June 2019, we entered into an interest rate collar derivative transaction with no upfront premium to mitigate the risk of changes in interest rates on our floating rate debt. This derivative, for which we have elected and qualify for cash flow hedge accounting, is recorded on the balance sheet at its fair value. Changes in the derivative’s fair value are recorded each period in other comprehensive income until the underlying monthly interest payment and the corresponding portion of the derivative are settled, at which point changes in fair value are recorded in net income. We evaluate this derivative each quarter to determine that it remains effective by comparing the remaining expected cash flows of the derivative against the related expected interest payments of our floating rate debt. We do not enter into any derivatives for trading or other speculative purposes.
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
We determine if a new contractual arrangement is a lease at contract inception. If a contract contains a lease, we evaluate whether it should be classified as an operating or a finance lease. If applicable as a lease, we record our lease liabilities and ROU assets based on the future minimum lease payments over the lease term and only include options to renew a lease in the future minimum lease payments if it is reasonably certain that we will exercise that option. For certain leases with original terms of twelve months or less we recognize the lease expense as incurred and we do not recognize lease liabilities and ROU assets.
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding term debts that are collateralized by certain corporate assets. As of September 30, 2019, the weighted-average rate used in discounting the lease liability was 4%.
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
The impact of our adoption of ASC 842 did not have a material impact on our income statement or cash flow statement. The impact on our condensed balance sheets is as follows:

	September 30, 2019
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Operating lease right-of-use assets	$57	$—	$57
Liabilities
Operating lease liabilities	17	—	17
Operating lease liabilities, noncurrent	52	10	42
Equity
Accumulated deficit	(200)	(200)	—

Recently issued accounting pronouncements
Credit Losses - In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) which requires financial assets to be presented at the net amount expected to be collected. We will be required to use forward-looking information when evaluating an allowance for our accounts receivable, unbilled revenue and other financial assets measured at amortized cost. Topic 326 also modifies the impairment guidance for available-for-sale debt securities to require an allowance for credit losses. We will adopt Topic 326 effective January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. We do not expect the adoption of Topic 326 to have a material impact on our financial statements.

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
Our total cash, cash equivalents and investments are summarized below:

	September 30, 2019			December 31, 2018
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$216	$—	$216	$228	$—	$—	$228
Investments	—	67	67	—	54	—	54
Restricted cash, cash equivalents and investments
Insurance carriers' security deposits	15	—	15	15	—	—	15
Payroll funds collected	428	—	428	783	—	—	783
Collateral for health benefits claims	80	—	80	75	—	—	75
Collateral for workers' compensation claims	62	—	62	66	1	—	67
Collateral to secure standby letter of credit	—	—	—	—	—	2	2
Total restricted cash, cash equivalents and investments	585	—	585	939	1	2	942
Investments, noncurrent	—	128	128	—	135	—	135
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	198	—	198	182	5	—	187
Total	$999	$195	$1,194	$1,349	$195	$2	$1,546

NOTE 3. INVESTMENTS

All of our investment securities that have a contractual maturity date greater than three months are classified as AFS. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our investments as of September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$30	$—	$—	$30	$33	$—	$—	$33
Corporate bonds	97	1	—	98	99	—	—	99
U.S. government agencies and government- sponsored agencies	5	—	—	5	7	—	—	7
U.S. treasuries	54	—	—	54	46	—	—	46
Exchange traded fund	1	—	—	1	1	—	—	1
Other debt securities	7	—	—	7	9	—	—	9
Total	$194	$1	$—	$195	$195	$—	$—	$195

FINANCIAL STATEMENTS

Gross unrealized losses as of September 30, 2019 and December 31, 2018 were not material.

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

The fair value of debt investments by contractual maturity are shown below:

(in millions)	September 30, 2019
One year or less	$67
Over one year through five years	112
Over five years through ten years	6
Over ten years	9
Total fair value	$194

The gross proceeds from sales and maturities of AFS securities for the three and nine months ended September 30, 2019 and September 30, 2018 are presented below. We had immaterial realized gains and losses from sales of investments for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gross proceeds from sales	$24	$15	$52	$54
Gross proceeds from maturities	25	9	61	33

FINANCIAL STATEMENTS

NOTE 4. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 9 years, some of which include options to extend for up to 15 years. As of September 30, 2019, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
During the third quarter of 2019, we recognized operating lease expense of $5 million and we recognized $14 million during the nine months ended September 30, 2019.
During the third quarter of 2019, we paid $4 million to reduce operating lease liabilities and $13 million during the nine months ended September 30, 2019. During the third quarter of 2019, we recognized $4 million in new operating lease liabilities in exchange for ROU assets and we recognized $21 million during the nine months ended September 30, 2019.
As of September 30, 2019, the weighted average remaining lease term on our operating leases was 6.2 years. Future minimum lease payments as of September 30, 2019 and December 31, 2018 were as follows:

(in millions)	September 30, 2019 (2)	December 31, 2018 (3)
2019(1)	$5	$18
2020	19	17
2021	11	11
2022	10	9
2023	9	8
2024	6	5
2025 and thereafter	19	20
Total future minimum lease payments	$79	$88
Less: imputed interest	(10)	N/A(4)
Total operating lease liabilities	69	N/A(4)
Current portion	17	N/A(4)
Non-current portion	52	N/A(4)
(1)    The remaining payments as of September 30, 2019 exclude those made during the nine months ended September 30, 2019.

(2)	Presented in accordance with ASC 842.
(3)    Presented in accordance with ASC 840.
(4)    N/A - Not Applicable under ASC 840.

FINANCIAL STATEMENTS

NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Total accrued costs, beginning of period	$224	$244	$238	$255
Incurred
Current year	19	20	54	59
Prior years	(6)	(4)	(22)	(17)
Total incurred	13	16	32	42
Paid
Current year	(5)	(6)	(8)	(8)
Prior years	(11)	(9)	(41)	(44)
Total paid	(16)	(15)	(49)	(52)
Total accrued costs, end of period	$221	$245	$221	$245
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	September 30, 2019	December 31, 2018
Total accrued costs, end of period	$221	$238
Collateral paid to carriers and offset against accrued costs	(12)	(13)
Total accrued costs, net of carrier collateral offset	$209	$225
Payable in less than 1 year (net of collateral paid to carriers of $3 and $3 at September 30, 2019 and December 31, 2018, respectively)	$63	$67
Payable in more than 1 year (net of collateral paid to carriers of $9 and $10 at September 30, 2019 and December 31, 2018, respectively)	146	158
Total accrued costs, net of carrier collateral offset	$209	$225

Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and nine months ended September 30, 2019, the change was primarily due to a decrease in estimate of ultimate losses related to older plan years and the recognition of current year development of ultimate losses.
As of September 30, 2019 and December 31, 2018, we had $56 million and $57 million, respectively, of collateral held by insurance carriers of which $12 million and $13 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled against collateral held.

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
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table presents a rollforward of our common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares issued and outstanding, beginning balance	69,991,145	70,573,887	70,596,559	69,818,392
Issuance of common stock from vested restricted stock units	198,478	255,268	699,188	1,255,409
Issuance of common stock from exercise of stock options	23,441	70,398	163,214	540,292
Issuance of common stock for employee stock purchase plan	—	—	112,623	84,525
Repurchase of common stock	(307,046)	(300,900)	(1,482,655)	(895,699)
Awards effectively repurchased for required employee withholding taxes	(71,765)	(90,264)	(254,676)	(294,530)
Shares issued and outstanding, ending balance	69,834,253	70,508,389	69,834,253	70,508,389

Equity-Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, replaced our 2009 Equity Incentive Plan and provides for the grants of options (both non-qualified and incentive stock options), stock appreciation rights, restricted stock, RSUs, performance awards (each as defined in the 2019 Plan) and other cash and stock based awards. Shares available for grant as of September 30, 2019 were 2,920,251.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over 4 years. Performance-based RSUs and RSAs are subject to vesting requirements based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Awards granted in 2019 and 2018 are based on a single-year performance period subject to subsequent multi-year vesting with 50% of the shares earned vesting in 1 year after the performance period and the remaining shares in the year after.

FINANCIAL STATEMENTS

The following table summarizes RSU and RSA activity under our equity-based plans for the nine months ended September 30, 2019:

	RSUs		RSAs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	1,737,554	$32.83	346,792	$49.13
Granted	678,936	60.79	—	—
Vested	(710,291)	31.12	(38,042)	50.37
Forfeited	(147,622)	37.55	(11,103)	49.35
Nonvested at September 30, 2019	1,558,577	$44.63	297,647	$49.11

Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Cost of providing services	$2	$3	$6	$7
Sales and marketing	1	2	2	6
General and administrative	5	6	19	15
Systems development and programming costs	1	1	2	3
Total stock based compensation expense	$9	$12	$29	$31

Stock Repurchases
In February 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. During the nine months ended September 30, 2019, we repurchased 1,482,655 shares of common stock for approximately $84 million. As of September 30, 2019, approximately $292 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program.
NOTE 8. INCOME TAXES
Our effective income tax rate was 18% and 16% for the third quarter of 2019 and 2018, respectively, and 20% and 18% for the nine months ended September 30, 2019 and 2018, respectively. The increase in rate for the third quarter of 2019 was primarily due to a decrease in tax credits and a benefit from revaluation of deferred taxes recorded in the prior year. The increase in rate for the year to date for 2019 when compared to the same period in 2018 consists primarily of decreases in excludable income for state tax purposes and tax benefits recognized from excess tax benefits related to stock based compensation in addition to an increase in uncertain tax positions. These expenses are partially offset by a one-time benefit associated with prior year tax expense.
During the nine months ended September 30, 2019, there was an increase of $1 million in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are open to federal and significant state income tax examinations for tax years 2015 and subsequent years.

FINANCIAL STATEMENTS

We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the U.S. filed cross motions for summary judgment in this matter in federal district court on February 27, 2018. On September 17, 2018, the district court granted our motion for summary judgment and denied the U.S.' motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The U.S. filed a notice of appeal of the district court's decision on March 18, 2019. The U.S. filed its opening brief in the court of appeals on June 10, 2019 and we filed our answering brief on July 24, 2019 to which the government filed its reply brief on September 6, 2019. We will continue to vigorously defend our position through the litigation process.
NOTE 9. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$55	$51	$164	$163
Weighted average shares of common stock outstanding	70	71	70	70
Basic EPS	$0.80	$0.73	$2.35	$2.32
Net income	$55	$51	$164	$163
Weighted average shares of common stock outstanding	70	71	70	70
Dilutive effect of stock options and restricted stock units	1	2	1	2
Weighted average shares of common stock outstanding	71	73	71	72
Diluted EPS	$0.78	$0.71	$2.31	$2.25

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	—	—	1	1

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
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities. The Company's investments are valued using quoted market prices and multiple dealer quotes.
We did not have any Level 3 financial instruments recognized in our balance sheet as of September 30, 2019 and December 31, 2018. There were no transfers between levels as of September 30, 2019 and December 31, 2018.
Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of September 30, 2019 and December 31, 2018.

(in millions)	Level 1	Level 2	Total
September 30, 2019
Cash equivalents:
Money market mutual funds	$51	$—	51
U.S. treasuries	—	4	4
Total cash equivalents	51	4	55
Investments:
Asset-backed securities	—	30	30
Corporate bonds	—	98	98
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	54	54
Other debt securities	—	7	7
Total investments	—	194	194
Restricted cash equivalents:
Money market mutual funds	43	—	43
Commercial paper	18	—	18
Total restricted cash equivalents	61	—	61
Restricted investments:
U.S. treasuries	—	—	—
Exchange traded fund	1	—	1
Certificate of deposit	—	—	—
Total restricted investments	1	—	1
Total unrestricted and restricted cash equivalents and investments	$113	$198	$311

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2018
Cash equivalents
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	1	1
Total cash equivalents	4	1	5
Investments
Asset-backed securities	—	33	33
Corporate bonds	—	99	99
U.S. government agencies and government-sponsored agencies	—	7	7
U.S. treasuries	—	41	41
Other debt securities	—	9	9
Total investments	—	189	189
Restricted cash equivalents:
Money market mutual funds	48	—	48
Commercial paper	20	—	20
Total restricted cash equivalents	68	—	68
Restricted investments:
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	7	8
Total unrestricted and restricted cash equivalents and investments	$73	$197	$270

Fair Value of Financial Instruments Disclosure
Long-Term Debt
Our long-term debt is a floating rate debt and the fair value of our floating rate debt approximates its carrying value (exclusive of issuance costs) at September 30, 2019. The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
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
The following table summarizes the fair value of our derivative instruments at September 30, 2019:

	September 30, 2019
				Fair Market Value
(in millions)	Hedge type	Final settlement date	Notional amount	Other current assets	Accounts payable and other current liabilities
Derivatives designated as hedging instruments
Collar - LIBOR	Cash flow	May 2022	$213	$—	$—

FINANCIAL STATEMENTS

The pre-tax effect of derivative instruments for the three and nine months ended September 30, 2019 is insignificant and we estimate that an insignificant amount of net derivative gains or losses included in other comprehensive income will be reclassified into earnings within the following 12 months. There were no cash flows associated with the derivative for the three months and nine months ended September 30, 2019.
As of September 30, 2019, we do not hold, nor have we posted, any collateral related to the above derivative instrument.
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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
July 1- July 31, 2019	101,322	$70.75	100,600	$306
August 1 - August 30, 2019	179,109	$68.74	108,400	$298
September 1 - September 30, 2019	98,380	$64.84	98,046	$292
Total	378,811		307,046
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of RSUs granted pursuant to approved plans.
(2) We repurchased a total of approximately $22 million of our outstanding common stock during the period ended September 30, 2019.

As of September 30, 2019, we had approximately $292 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases are subject to certain restrictions under the terms of our 2018 credit facility. For more information about our 2018 credit facility and our stock repurchases, refer to Notes 7 and 9 in Part II, Item 8. Financial Statements and Supplementary Data of our 2018 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

OTHER INFORMATION

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

TRINET GROUP, INC.

Date: October 24, 2019	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: October 24, 2019	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: October 24, 2019	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer