Form 10-K
period 2019-12-31
TRINET GROUP, INC.
filed 2020-02-13
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2019, was $3.0 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 6, 2020 was 68,750,437.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on June 4, 2020, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year Ended December 31, 2019

GLOSSARY

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part 1, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

AB5	Assembly Bill 5
ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
ASC	Accounting standards codification
ASU	Accounting standards update
CCPA	California Consumer Privacy Act of 2018
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COSO	Committee of Sponsoring Organizations of Treadway Commission
D&A	Depreciation and amortization expenses
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESAC	Employer Services Assurance Corporation
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH Act	Health Information Technology for Economic and Clinical Health Act of 2009
HR	Human Resources
IBNP	Incurred but not yet paid
IBNR	Incurred but not yet reported
IGP	Indemnity Guarantee Payment
IRS	Internal Revenue Service
ISR	Insurance service revenues
LDF	Loss development factor
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NIM	Net Insurance Margin
NISR	Net Insurance Service Revenues
NSR	Net service revenues
OE	Operating expenses

GLOSSARY

PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PFC	Payroll funds collected
PHI	Protected Health Information
PSR	Professional service revenues
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P 500	Standard and Poor's 500 Stock Index
SD&P	Systems development and programming
SEC	Securities and Exchange Commission
SMB	Small to midsize business
TCJA	Tax Cuts and Jobs Act of 2017
U.S.	United States
WSE	Worksite employee

BUSINESS

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report, the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Annual Report on Form 10-K (Form 10-K) contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “impact,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the impact of our vertical approach, our ability to leverage our scale and industry HR experience to deliver vertical product and service offerings; the growth of our customer base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the customer experience; the impact of our customer service initiatives; the volume and severity of insurance claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout this Form 10-K, including under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, and in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to mitigate the business risks we face as a co-employer; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; the effects of volatility in the financial and economic environment on the businesses that make up our client base; the impact of the concentration of our clients in certain geographies and industries; the impact of failures or limitations in the business systems we rely upon; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to manage our client attrition; our ability to improve our technology to satisfy regulatory requirements and meet the expectations of our clients; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information from cyber-attacks and security breaches; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply with the laws and regulations that govern PEOs and other similar industries; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operation and stock price due to factors outside of our control, such as the volume and severity of our workers’ compensation and health insurance claims and the amount and timing of our insurance costs, operating expenses and capital expenditure requirements; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock.  Any of these factors could cause our actual results to differ materially from our anticipated results.
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

BUSINESS

The information provided in this Form 10-K is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-K speak only as of the date of this Form 10-K. We undertake no obligation to revise or update any of the information provided in this Form 10-K, except as required by law.
Part II, Item 6. Selected Financial Data and Part II, Item 7. MD&A of this Form 10-K include references to our performance measures presented in conformity with GAAP and other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plans. Refer to the Non-GAAP Financial Measures in Part II, Item 6. Selected Financial Data for definitions and reconciliations from GAAP measures.

BUSINESS

PART I
Item 1. Business
TriNet is a leading provider of HR expertise, payroll services, employee benefits and employment risk mitigation services for SMBs. Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. For the year ended December 31, 2019, we processed $41.7 billion in payroll and payroll taxes for our clients and ended 2019 with approximately 18,900 clients and 340,000 WSEs, primarily in the U.S.
Our Products and Services
We deliver a comprehensive suite of products and services, that facilitates the administration and management of various HR-related functions for our clients, including compensation and benefits, payroll processing, employee data, health insurance and workers' compensation programs, and other transactional HR needs using our technology platform and HR, benefits and compliance expertise.
We also leverage our scale and industry HR experience to deliver product and service offerings for SMBs in specific industries. We believe our approach, which we call our vertical approach, is a key differentiator for us and creates additional value for our clients by allowing our product and service offerings to address HR needs in different client industries. We offer six industry-tailored vertical products, TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology.
Our comprehensive HR products and solutions include the following capabilities:

HR CONSULTING EXPERTISE	BENEFIT OPTIONS	PAYROLL SERVICES	RISK MITIGATION	TECHNOLOGY PLATFORM

HR Consulting Expertise
We use the collective knowledge and experience of our teams of HR, benefits, risk management and compliance professionals to help clients manage many of the administrative, regulatory and practical requirements associated with being employers. Our HR professionals and services help clients address a variety of HR issues, including consulting on talent management, retention and terminations, benefits enrollment, immigration and visas, payroll tax credits, labor law and regulatory developments and many other industry-specific and general HR topics. Depending on their needs, our clients and WSEs have access to varying levels of service and support from our HR professionals ranging from call center support for basic questions, to pooled HR resources, to onsite consulting and services. Our HR professionals also provide additional specialized HR consulting and services upon request.
Benefit Options
We utilize our scale to provide our clients and WSEs access to a broad range of cost-effective, TriNet-sponsored employee benefit and insurance programs at a cost that we believe most of our clients would be unable to obtain on their own. We believe that our TriNet-sponsored programs help clients compete for talent against larger businesses. Our benefit and insurance programs are designed to comply with federal, state and local regulations, and our benefit and insurance service offerings include plan selection and administration, enrollment management, leave management, plan document distribution and WSE and client communications.
Under our benefit and insurance programs, we pay third-party insurance carriers for WSE insurance benefits and reimburse insurance carriers or third-party administrators for claims payments within our insurance deductible layer, where applicable.

BUSINESS

We sponsor and administer several fully insured employee benefit plans through a broad range of carriers, including group health, dental, vision, short- and long-term disability, and life insurance as an employer plan sponsor under Section 3(5) of ERISA. We also offer other benefit programs to WSEs, including flexible spending accounts, health savings accounts, retirement benefits, COBRA benefits, supplemental insurance, commuter benefits, home insurance, critical illness insurance, accident insurance, hospital indemnity, pet insurance, and auto insurance. For further discussion of our fully insured programs including policies where we reimburse our carriers for certain amounts relating to claims, refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Payroll Services
We help clients manage all aspects of their employee compensation by providing multi-state payroll processing, tax administration services and other payroll-related services, such as time and attendance management, time off and overtime tracking, and expense management solutions. Our clients and WSEs can access payroll and tax information using our online and mobile tools. Our tax administration services include calculating, withholding, remitting and reporting certain federal, state and local payroll and unemployment taxes on behalf of clients and WSEs.
Risk Mitigation
We monitor employment-related legal and regulatory developments at the federal, state, and levels to help our clients comply with employment laws and mitigate many of the risks associated with being an employer. We provide guidance on employment laws and regulations, including those relating to minimum wage, unemployment insurance, family and medical leave and anti-discrimination. We also ensure that our TriNet-sponsored benefit plans comply with applicable laws and regulations, like the ACA, reducing this compliance burden to our clients.
We provide fully insured workers' compensation insurance coverage for our clients and WSEs through insurance policies that we negotiate with our third-party insurance carriers. We manage the deductible risk that we assume in connection with these policies by being selective in the types of businesses that we take on as new clients, and by monitoring claims data and the performance of our carriers and third-party claims management service providers. In addition, we advise clients on workers’ compensation best practices, including by performing workplace assessment consultations and assisting with client efforts to identify conditions or practices that might lead to employee injuries.
We also provide EPLI coverage for our clients through insurance policies that we obtain from a third-party EPLI carrier. These policies provide coverage for certain claims that arise in the course of the employment relationship, such as discrimination, harassment, and certain other employee claims, with a per-claim retention amount. The retention amount is split between the client and TriNet. Our HR professionals assist our clients in implementing HR best practices to help avoid and reduce the cost of employment-related liabilities. Litigation defense is conducted by our preferred outside employment law firms.
Technology Platform
Our technology platform includes online and mobile tools that allow our clients and WSEs to store, view, and manage HR information and administer a variety of HR transactions, such as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration. Our online tools also incorporate workforce analytics, allowing clients to generate HR data, payroll, total compensation and other custom reports.
In 2019, we continued to make significant investments in our technology platform on projects intended to provide our users with improved functionality, HR management options, and security. We intend to continue to invest in our technology platform to improve its functionality, ease of use, security and the overall user experience for our clients and WSEs. We believe the continued investment in and improvement of our technology platform will drive operating efficiencies and improve the client experience.
We invested approximately $74 million, $81 million and $74 million, during 2019, 2018 and 2017, respectively, developing our technology platform.

BUSINESS

Our Co-Employment Model
We operate using a co-employment model, under which employment-related responsibilities are allocated by contract between us and our clients. This model allows WSEs to receive the full benefit of our services, including access to TriNet-sponsored employee benefit plan offerings. Each of our clients enters into a client service agreement with us that defines the suite of professional and insurance services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our clients as co-employers. WSEs also separately acknowledge the co-employment relationship and the allocation of employment-related responsibilities between TriNet and our clients. The division of responsibilities under our client service agreements is typically as follows:
TriNet Responsibilities
We generally assume responsibility for, and manage certain risks associated with:

•	payments of salaries, wages and certain other compensation to WSEs from our own bank accounts (based on client reports and payments), including the processing of garnishment and wage deduction orders,

•	reporting of wages, withholding and deposit of associated payroll taxes as the employer of record,

•	provision and maintenance of workers' compensation insurance and workers' compensation claims processing,

•	access to, and administration of, group health, welfare, and retirement benefits to WSEs under TriNet-sponsored benefit plans,

•	compliance with applicable law for certain employee benefits offered to WSEs,

•	administration of unemployment claims, and

•	provision of various HR policies and agreements, including employee handbooks and worksite employee agreements describing the co-employment relationship.
Client Responsibilities
Our clients are responsible for employment-related responsibilities that we do not specifically assume, generally including:

•	day-to-day management of their worksites and WSEs,

•	compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance,

•
accurate and timely reporting to TriNet of compensation and deduction information, including information relating to hours worked, rates of pay, salaries, wages and other compensation, and work locations,

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

As a result of our co-employment relationships, we are liable for payment of salary, wages and certain other compensation to the WSEs as reported and paid to us by the client, and are responsible for providing specified employee benefits to such persons to the extent provided in each client service agreement and under federal and state law. In most instances, clients are required to remit payment prior to the applicable payroll date by wire transfer or ACH.

BUSINESS

We also assume responsibility for payment and liability for the withholding and remittance of federal and state income and employment taxes with respect to salaries, wages and certain other compensation paid to WSEs, although we reserve the right to seek recourse against our clients for any liabilities arising out of their conduct. We perform these functions as the statutory employer for federal employment tax purposes, since our clients transfer legal control over these payroll functions to us. The laws that govern the payment of salaries, wages and related payroll taxes for our WSEs are complex and the various federal, state and local laws that govern such payments can vary significantly. Based on applicable law in any jurisdiction, we or our client may be held ultimately liable for those obligations if we fail to remit taxes.
Sales and Marketing
Our Sales Organization
We sell our solutions primarily through our direct sales organization. We have aligned our sales organization by industry vertical with the goal of growing profitable market share in our targeted industries. This vertical approach deepens our network of relationships and gives us an understanding of the unique HR needs facing SMBs in those industries. Our sales representatives are supported by marketing, lead generation efforts, and referral sources and networks.
We sponsor and participate in associations and events around the country and utilize these forums to target specific vertical and geographic markets. We also generate sales opportunities within key industry verticals, through marketing alliances and other indirect channels, such as accounting firms, venture capital firms, incubators, insurance brokers, and vertical market industry associations. Additionally, we utilize digital marketing programs, including digital advertising, search and email marketing, to create awareness and interest in our products.
Our Marketing Organization
Our marketing organization is charged with driving overall brand awareness, managing lead generation, creating and managing our website and other online properties, creating content for our outbound and inbound marketing efforts, media relations, and managing our sponsorships, major marketing events, and client communications. In 2019 our marketing team focused on strategic marketing, communications and branding initiatives, in part by augmenting our comprehensive company re-branding campaign, Incredible Starts Here, with our marketing campaign, People Matter, that included social media and advertising across digital, television, radio and out-of-home media.
Legal and Regulatory
Our business operates in a complex legal and regulatory environment due to a myriad of federal, state and local laws and regulations that impact our business. Below is a summary of what we believe are the most important legal and regulatory issues for our business. For additional information on the impact of these and other laws and regulations on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - Legal and Compliance Risks.
Employer Status
We sponsor our employee benefit plan offerings as the employer of our WSEs under the Internal Revenue Code of 1986, as amended (the Code), ERISA and applicable state law. The multiple definitions of “employer” under both the Code and ERISA are not clear and most are defined in part by complex multi-factor tests under common law. We believe that we qualify as an “employer” of our WSEs in the U.S. under both the Code and ERISA, as well as various state laws, but this status could be subject to challenge by various regulators. For additional information on our employer status and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - If we are not recognized as an employer of worksite employees under federal and state regulations, we and our clients could be adversely impacted.

BUSINESS

Health Insurance and Health Care Reform
Our sponsored employee health plan offerings are an important component of the products and services that we provide. The future of health care reform continues to evolve in the U.S. For example, the passage of the ACA in 2010 implemented sweeping health care reforms with staggered effective dates from 2010 through 2022, and many provisions in the ACA still require the issuance of additional guidance from the DOL, the IRS, the U.S. Department of Health and Human Services and various U.S. states. Passage of the TCJA in 2017 eliminated the individual mandate tax penalty under the ACA beginning in 2019, while retaining employer ACA obligations. States have developed, and will continue to develop, varying approaches to state-based health exchanges. Further significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in 2020 and beyond, including the potential further modification, amendment or repeal of the ACA, and we may need to adapt the manner in which we conduct our business as a result of any such changes. For additional information on the ACA and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business.
Data Privacy and Security Regulations
We collect , store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs and corporate employees, and we are subject to a variety of federal, state and foreign laws, rules, and regulations in connection with such activities. As a sponsor of employee benefit plans, we also have access to certain protected health information (PHI) of our WSEs and corporate employees. Management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, there are penalties and fines for HIPAA violations. Because TriNet sponsored health plans are covered entities under HIPAA, we are required to comply with HIPAA's portability, privacy, and security requirements. We are also subject, among other applicable federal laws, rules and regulations, to the rules and regulations promulgated under the authority of the Federal Trade Commission. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulations. We expect federal data privacy laws to continue to evolve.
At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the U.S., including the enactment of the California Consumer Privacy Act of 2018 (CCPA), which went into effect in January 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and October 2019, and further amendments may be enacted.
New legislation proposed or enacted in Illinois, Massachusetts, New Jersey, New York, Rhode Island, Washington and other states, including a proposed right to privacy amendment to the Vermont Constitution, impose, or has the potential to impose, additional obligations on companies that collect , store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. In addition, all 50 U.S. states, the District of Columbia and Canada have enacted data breach notification laws that may require us to notify WSEs, clients, employees, third parties or regulators in the event of unauthorized access to or disclosure of personal or confidential information. Complying with existing and new data privacy and security regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure to comply with existing and new data privacy and security regulations could result in significant penalties, damage our reputation and otherwise have a material adverse effect on our business. For additional information on the privacy and security of the confidential, sensitive and personal information and PHI we possess and the potential impact to our business if we fail to protect such information, refer to each of the risk factors included in Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - Data Privacy and Security Risks.

BUSINESS

PEO Licensing Laws
Nearly all states have adopted laws and regulations for licensing, registration, certification or recognition of PEOs and the IRS has implemented a federal licensing program for PEOs. We expect states without such laws and regulations to adopt them in the future. While these laws and regulations can vary widely, most regulators monitor the financial health and other relevant business information of PEOs on an annual or quarterly basis. In some cases, these laws and regulations codify and clarify the co-employment relationship for certain payroll, unemployment, workers' compensation and other employment-related purposes or require specific client contractual terms and/or WSE disclosures. We believe we comply in all material respects with the applicable PEO laws and regulations in each state and jurisdiction in which we operate. For additional information, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - If we fail to qualify as a co-employer of WSEs under applicable federal and state licensing rules, or if we are deemed to be operating in certain insurance-related industries, we and our clients could be adversely impacted.
Payroll and Unemployment Taxes
We must also comply with the federal and state payroll tax and unemployment tax requirements that apply where our clients are located. Tax reform efforts, and other payroll tax changes, at the federal, state and local level can impact our payroll tax reporting obligations for our clients and the products and services we can provide. State unemployment tax rates vary by state based, in part, on prior years’ compensation and unemployment claims experience and may also vary based on the overall claims experience of a PEO. As a result, depending on where clients are located, the fees we charge for unemployment taxes can be higher or lower than a client could obtain alone. In some cases, the unemployment taxes we pay can also be retroactively increased to cover deficiencies in the unemployment tax funds.
Other Employment Regulations
We must also comply with labor and employment laws, which can change frequently at the federal, state and local level. In particular, regulatory focus on the classification of employers, employees and independent contractors has the potential to significantly change how we and other PEOs operate and the products and services that we and other PEOs can provide to our clients and WSEs. For example, in September 2019 California passed AB5, a law that could potentially reclassify client independent contractors as employees. Similarly, in January 2020, the DOL issued a new rule broadening the definition of joint employer used under the Fair Labor Standards Act (FLSA). We do not believe that we are a joint employer under the new DOL rule, but the impact of new regulations like these could lead to increased legal claims against us or our clients, increase our compliance costs, or require changes to how we operate our business and the products and services we provide to our clients and WSEs. For additional information, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business.
Acquisitions
Historically, we have pursued acquisitions to both expand our product capabilities and supplement our growth across geographies and certain industry verticals. Our acquisition targets have included PEOs and other HR solution providers as well as technology companies or technology product offerings to supplement or enhance our existing HR solutions. We intend to continue to pursue acquisitions, where appropriate, that will enable us to add new clients and WSEs, expand our presence in certain geographies or industry verticals and offer our clients and WSEs more attractive products and services.
Client Industries and Geographies
Our clients are distributed across a variety of industries, including technology, professional services, financial services, life sciences, not-for-profit, property management, retail, manufacturing, and hospitality. Our clients execute annual service contracts with us that automatically renew. Generally, our clients may cancel these contracts with thirty days' notice to us and we may cancel these contracts with thirty days' notice.
Nearly all of our revenues are generated within the United States and its territories and substantially all our long-lived assets are located in the United States.

BUSINESS

Seasonality
Our business is affected by seasonality in client business activity and WSE product selection, health claims costs and payroll taxes:

•
Clients generally change their payroll service providers at the beginning of the payroll tax year; as a result, we have historically experienced our highest volumes of new and exiting clients in the month of January.

•
WSEs select our benefit products during their respective open enrollment periods, which occur throughout the year. We have historically experienced the largest proportion of WSE benefit changes in the first and fourth quarters.

•
Health claims cost tend to increase throughout the year as the utilization of medical services above each WSE's deductible causes our insurance costs to increase. In addition, the overall use of medical services by WSEs, including elective procedures, tends to increase later in the calendar year.

•
Certain payroll tax related billings are based on the WSE's annual taxable wage base up to a set cap. WSEs frequently meet these wage base caps in the first two quarters of the year, depending on the WSE's compensation level, resulting in lower related billing contributions to PSR in the latter half of the year.

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

•	employee benefit exchanges that provide benefits administration services over the Internet to companies that otherwise maintain their own employee benefit plans,

•	alternative and non-traditional benefit providers, and

•	insurance brokers who allow third-party HR systems to integrate with their technology platform.

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
We believe that our services are attractive to many SMBs in part because of our ability to provide access to a broad range of TriNet-sponsored workers' compensation, health insurance and other benefits programs on a cost-effective basis. We compete with insurance brokers and other providers of insurance and benefits coverage, and our offerings must be priced competitively with those provided by these competitors in order for us to attract and retain our clients.
We believe that we compete based upon the breadth and depth of our benefit plans, vertical market expertise, total cost of service, brand awareness and reputation, ability to innovate and respond to client needs rapidly, access to online and mobile solutions, and subject matter expertise. We believe that we are competitive across these factors. For additional information about our competition, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - To succeed, we must work to improve our products and services to meet the expectations of our clients and applicable regulations. If we fail to meet those expectations and regulations, we may lose clients and harm our business.
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

BUSINESS

Corporate Employees
We refer to our employees that are not co-employed with our clients as our corporate employees. We had approximately 2,900 corporate employees as of December 31, 2019. Our corporate employees are not covered by a collective bargaining agreement.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge at investor.trinet.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Alternatively, the public may access these reports at the SEC's website at www.sec.gov. The contents of these websites are not incorporated into this report and are not part of this report.

RISK FACTORS

Item 1A. Risk Factors
Below is a discussion of the risks that we believe are significant to our business. These risks are not the only ones we face. We may face additional risks that we do not currently consider to be significant or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results. You should carefully consider these risks along with the other information provided in this Annual Report, including the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our accompanying consolidated financial statements, as well as the information under the heading "Cautionary Note Regarding Forward-Looking Statements" before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Operational Risks
Our co-employment relationship with our worksite employees exposes us to business risks.
We are the co-employer of our WSEs. As the co-employer of our WSEs, we assume certain risks and obligations of an employer. For instance, we face the risk of providing access to health benefits to our WSEs even if the cost of providing benefits exceeds the fees received from our clients. The extent of our responsibility for other aspects of our co-employer relationship with our WSEs remains subject to regulatory uncertainty at the federal, state and local levels. For example, under certain circumstances, we may be found to be responsible for paying salaries, wages and related payroll taxes of our WSEs, even if our clients have not timely remitted payments to us.
Our WSEs work in our clients' workplaces. Our ability to control the workplace environment of our clients is limited. As a co-employer of WSEs, we may be subject to liability for violations of labor and employment laws, workers' compensation laws, industry-specific laws that apply to the businesses our clients operate, and other laws that apply to our clients or to employers generally. We may also be liable for acts and omissions by our clients or WSEs, even if we do not violate such laws or participate in such acts or omissions. Federal and state positions regarding co-employment relationships can change, and have frequently changed in the past, with varying degrees of impact on our operations. We cannot predict when changes will occur or forecast whether any particular future changes will be favorable or unfavorable to our operations. Any such changes could reduce or eliminate the attractiveness of using a PEO and/or significantly increase our compliance costs and the cost to provide our products or services, which could result in a material adverse effect on our financial condition and results of operations.
We seek to mitigate these risks through agreements and insurance coverage and by requiring certain clients to pre-fund certain obligations. Our agreements with our clients divide responsibilities between us and our clients and provide that our clients will indemnify us for any liability attributable to their own or our WSEs' conduct. However, we may not be able to effectively enforce or collect on these obligations. In addition, we maintain insurance coverage, including workers’ compensation and EPLI coverage, to limit our and our clients' exposure to various WSE-related claims, but subject to split by contract, we are still responsible for any deductible layer under such insurance and such insurance generally excludes coverage for claims relating to the classification of employees as exempt or non-exempt, other wage and hour issues, and employment contract disputes. We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us and for which we are unable to obtain indemnification from our clients.
Negative publicity relating to events or activities attributed to us or our corporate employees as a result of the actions of our customers and WSEs, or others associated with them, whether or not justified, may tarnish our reputation and reduce the value of our brand. In addition, if our brand is negatively impacted, it may have a material adverse effect on our business, including creating challenges in retaining clients or attracting new clients and hiring and retaining employees.
Unexpected changes in workers' compensation and health insurance costs and claims by worksite employees could harm our business.
Our insurance costs, which make up a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. Our fully insured insurance plans are provided by third-party insurance carriers under risk-based or under guaranteed-cost insurance policies. Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further discussion of these policies.

RISK FACTORS

Under our risk-based health insurance policies, we assume the risk of variability in future health claims costs for our enrollees. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay for group health insurance expenses incurred by WSEs within our deductible layer under these risk-based policies, based on changing trends in the volume and severity of medical and pharmaceutical claims. This variability arises from changes to the components of medical cost trend (MCT), defined as changes in participant use of services, the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix and unit cost of services provided to plan participants. These trends change, and other seasonal trends and variability may develop, which makes it difficult for us to predict this aspect of our business and which may have a material adverse effect on our business.
Under our fully insured workers' compensation insurance policies, we assume the risk for losses up to $1 million per claim occurrence (deductible layer). Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further discussion of these policies. The ultimate cost of the workers’ compensation services provided will not be known until all the claims are settled. If we do not accurately predict the risks that we assume, we may not charge adequate fees to cover our costs, which could reduce our net income and result in a material adverse effect on our business. Our ability to predict these costs is limited by unexpected increases in frequency or severity of claims, which can vary due to changes in the cost of treatments or claim settlements.
We accrue for the estimated future costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies, using external actuaries and our own experience to develop the estimates, but the volume and severity of claims activity is inherently unpredictable. Estimating these accrued costs requires us to consider a number of factors and requires significant judgment.
In addition, we accrue for estimated future costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies, using external actuaries and our own experience to develop the estimates. Estimating these accrued costs requires us to consider a number of factors and requires significant judgment.
If we subsequently receive updated information indicating that the volume and severity of insurance claims were higher or lower than previously estimated and reported, our insurance costs could be higher or lower, respectively, in that period or subsequent periods as we adjust our accrued costs accordingly, which could have a material adverse effect on our business. We have experienced both favorable and unfavorable insurance cost variability due to claims activity in the past and could have similar or worse experiences in the future. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A, of this Form 10-K for further discussion of these estimates.
Our SMB clients are particularly affected by volatility in the financial and economic environment, which could harm our business.
Our clients are small and mid-sized businesses that we believe can be susceptible to changes in the level of overall economic activity in the markets in which we operate. These businesses are often exposed to credit and cash liquidity risks that larger businesses may be able to avoid and during periods of weak economic conditions, small business failures tend to increase and employment levels tend to decrease. During these periods, our clients have in the past and may in the future reduce employee headcount, compensation and/or benefits levels, which could negatively affect our revenues and margins if we are unable to reduce our operating expenses sufficiently or quickly enough.
Weak economic forecasts or conditions have in the past and may in the future also affect the willingness of our clients and potential clients to pay outside vendors for services like ours, and may impact their ability to pay their obligations to us on time, or at all. During such periods, we are also likely to see an increase in unemployment and related COBRA claims and employment-related costs from our clients and WSEs and we may be legally or practically unable to recover these costs or increase the fees we charge our customers in these situations.
In addition, most of our clients are concentrated in certain geographic regions and operate in a relatively small number of industries, including the technology, life sciences, not-for-profit, professional services and financial services industries. As a result, if any of those geographic regions or specific industries suffers a downturn, even if the economy at the national level remains strong, the portion of our business attributable to clients in that region or industry could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.

RISK FACTORS

Any failure in our business systems, or in any third-party business systems or service provider that we rely upon, could reduce the quality of our business services, harm our reputation and expose us to liability.
Our business is highly dependent on in-house and third-party data processing centers and systems that rely on the complex integration of numerous hardware and software subsystems to manage, on a daily basis, a large volume of client and WSE transactions, including the processing of employee, payroll and benefits data. In addition, we rely on third-party systems to provide services for our clients and WSEs, including insurance carrier networks and databases that manage the benefits provided to, and claims made by, our clients and WSEs and electronic banking systems and payroll tax systems that transmit payments and data to clients, WSEs and taxing agencies. These centers and systems have been, and could be disrupted by, among other things, equipment failures, computer server or systems failures, network outages, malicious acts, software errors or defects, vendor performance problems, power failures, natural disasters, terrorist actions or similar events. We have also experienced office closures on the East Coast on multiple occasions over the past few years due to hurricane threats, and in California due to increased wildfire threats in the state. Our offices and data processing centers in these and other locations will continue to face the risk of closure or damage in the future due to climate change.
Any delay or failure in our business continuity response to these events, or in the response of our third-party service providers, even if only for a short period of time, can have a significant impact on our clients and WSEs. This could cause clients to leave us, result in reduced revenues, increase our liability to our clients and WSEs, any of which could result in a materially adverse effect on our reputation and business.
We also rely on enterprise software applications licensed from third parties that are updated from time to time. Any failure of these systems for any reason could delay or prevent us from providing services to our clients, which would have a material adverse effect on our business and results of operations.
Adverse changes in our insurance coverage, or in our relationships with key insurance carriers, could harm our business.
Our success depends in part on our ability to maintain competitive health and workers' compensation coverage options and insurance rates through well-known insurance carriers. If we are unable to maintain competitive insurance rates or obtain popular and desirable coverage plans through well-known insurance carriers, it could affect our ability to attract and retain clients, which could have a material adverse effect on our business. Where we sponsor insurance coverage and we are not responsible for any deductibles, our carriers set the fixed cost of the plan, which may lead to uncompetitive fees. Even where we sponsor insurance under which we are responsible for deductibles, we may not be able to control our costs in a way that would make our fees competitive.
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
We regularly experience client attrition due to a variety of factors that are difficult for us to control or predict, including cost pressures, client merger and acquisition activity, reactions to any proposed increases in administrative and insurance service fees by us, client business failure, effects of competition, and client decisions to bring their HR administration in-house. Our standard client service agreement can generally be canceled by us or by the client without penalty with 30 days’ prior written notice. If we were to experience client attrition in excess of our historic annual attrition rate, it could have a material adverse effect on our business, financial condition and results of operations.
To succeed, we must work to improve our products and services to meet the expectations of our clients and applicable regulations. If we fail to meet those expectations and regulations, we may lose clients and harm our business.
In order to attract and retain clients, we believe that we must compete in our industry effectively on the basis of the value proposition that we deliver to our clients including customer experience and satisfaction, relevance and price of our benefit plans, vertical market expertise, total price of service, brand awareness and reputation, ability to innovate and respond to customer needs rapidly, access to online and mobile solutions, and subject matter expertise. The expectations of our clients and prospective clients in these areas change over time as a result of many factors outside of our control, such as competition, regulatory and technical changes, and changing trends in the demands employees place on SMB employers. If we are unable to satisfy the evolving product and service delivery expectations of our clients and WSEs, then we could experience lower client satisfaction, lower rates for on-boarding new clients and higher client attrition, which could have a material adverse effect on our business.

RISK FACTORS

To satisfy the product and service delivery expectations of our clients and regulators, we must also timely and effectively identify, develop, or license the technologies we need, and implement those technologies into the solutions that we provide. New products or upgrades may not be released according to schedule, or may contain defects when released. Difficulties with the performance of our new technologies could result in adverse publicity, loss of sales, delay in market acceptance of our services, or client claims against us, any of which could materially harm our business. Even if we are capable of satisfying client expectations in these areas, we may not be able to do so on a cost-effective basis, which could have a material adverse effect on our financial condition and our results of operations. In addition, we could lose market share if our competitors develop superior products and services or satisfy client or regulatory demands before we are able to do so.
We have acquired, and may in the future acquire, other businesses and technologies, which can divert management's attention and create integration risks and other risks for our business.
We have completed numerous acquisitions of other businesses and technologies, and we expect that we will continue to pursue future acquisitions. Acquisitions involve numerous other risks, some of which we have experienced in the past and which we may experience in the future, including:

•	over-valuing and over-paying for businesses and technologies,

•	increased operating costs and unanticipated costs to successfully integrate the clients, WSEs, operations, systems, technologies, services and personnel of the acquired business,

•	establishing or maintaining required internal controls, procedures and policies for the acquired business,

•	diversion of management’s attention from other business concerns,

•	litigation resulting from the activities of the acquired business,

•	insufficient revenues, insurance or seller indemnification to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired businesses,

•	entering markets in which we have no prior experience and may not succeed,

•	potential loss of key employees or key clients of the acquired business as a result of the acquisition or integration of the acquired business.
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
We have changed our operations and internal processes in recent periods in order to improve our operational effectiveness, and to provide improved client support and services. Managing these changes will continue to require further refinement to our operational, financial and management controls and reporting systems and procedures while we simultaneously seek to effectively recruit, integrate, train and motivate new corporate employees, retain our existing corporate employees, maintain the beneficial aspects of our corporate culture, effectively execute our business plan, satisfy the requirements of our existing clients, acquire new clients, and enhance the quality and scope of our services. These activities will require significant operating and capital expenditures and allocation of valuable management and employee resources, which we expect will continue to place significant demands on our management and on our operational and financial infrastructure. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition and results of operations may be harmed.

RISK FACTORS

If we are unable to attract, maintain and manage qualified personnel, including our sales force, our business may be harmed.
Our ability to provide the products and services that our clients need, satisfy our strategic objectives and grow depends in part on our ability to attract and retain highly motivated and qualified personnel. Competition for skilled employees is intense and, if we are unable to attract and retain such personnel, our business may suffer. In addition, we have invested significant time and resources into developing a corporate culture that we believe will help us provide improved products and services and increase client satisfaction with our services. If we are unable to attract and retain the personnel needed to support and further develop our corporate culture, our business may not grow at the rate that we anticipate, which could have a material adverse effect on our financial condition and results of operations. For example, we have experienced in the past, and may in the future experience, elevated sales force attrition as a result of our change in industry focus, compensation structure changes, third-party competition for sales talent and other factors. Newly hired sales personnel are typically not productive for some period of time following their hiring, which results in increased near-term costs to us relative to their actual sales contributions during this period. If we are unable to effectively train and maintain an adequately seasoned sales force, our revenues likely will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.
Similarly, we rely on qualified personnel to properly manage and maintain our internal control processes, including internal control over financial reporting. Our internal control environment involves a significant number of manual procedures. If we are unable to effectively train and maintain qualified personnel to manage and operate these procedures, it is possible that our internal controls may not remain effective, which could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
Our industry is competitive, which may limit our ability to maintain or increase our market share or improve our results of operations.
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
Data Privacy and Security Risks
Cyber-attacks or other security-related incidents could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation.
We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs and corporate employees, including bank account and social security numbers, tax information, certain medical information, certain health claim information, PHI, retirement account information and payroll data. Maintaining the security of our infrastructure and the confidentiality of the confidential, sensitive and personal information of our clients, WSEs and corporate employees is critical as the clients, WSEs and corporate employees using our technology platform and services rely on our security infrastructure to protect their confidential, sensitive and personal information. In providing our services, we also rely on third-party service providers, such as insurance carriers and banks, who also have access to confidential, sensitive and personal information about our clients, WSEs and corporate employees. Some of those service providers in turn subcontract with other service providers.

RISK FACTORS

Due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store and the number of clients, WSEs, corporate employees and service providers with access to confidential, sensitive and personal information, we and our service providers are potentially vulnerable to a variety of intentional and inadvertent cyber-attacks and other security-related incidents and threats, which could result in a disclosure of information and a material adverse effect on our business. The occurrence of any actual or attempted cyber-attack or other security-related incident, the reporting of such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could result in significant fines, penalties, orders, sanctions and proceedings or actions against us or our service providers by governmental bodies and other regulatory authorities, clients or third parties, which could in turn result in a material adverse effect on our financial condition and results of operations. Any such fines, penalties, order, sanctions, proceedings or actions, and any related indemnification obligation, could damage our reputation, force us to incur significant expenses in defense of these proceedings or to pay fines and penalties, distract our management, increase our costs of doing business or result in the imposition of financial liability.
Threats to our information technology systems and data security can take a variety of forms. Hackers may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Other malicious actors may direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our clients and our service providers. Other threats include inadvertent security breaches or theft, misuse or unauthorized access or other improper actions by our employees, clients, WSEs, service providers and other business partners. Cyber-attacks and other security-related incidents are increasing in frequency and evolving in nature. Given the unpredictability of the timing, nature and scope of cyber-attacks and other security-related incidents, there can be no assurance that any security procedures and controls that we or our service providers have implemented will be sufficient to prevent such incidents from occurring. Furthermore, because the methods of attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including third parties such as service providers and even nation-state actors, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cyber-attacks and other security-related incidents. As a result, disclosure of confidential, sensitive and personal information could occur due to the occurrence of such attacks of incidents, which could materially and adversely affect our financial condition or results of operations.
We, our clients and our service providers have been the victims of these types of threats, attacks and security breaches in the past. No security measures, procedures, technology or amount of preparation can provide guaranteed protection from these threats, and we, our clients and our service providers expect to be victims again in the future. Cyber-attacks have disrupted, or resulted in unauthorized access to, our networks, applications, bank accounts, and confidential, sensitive and personal information, or those of our clients or WSEs or service providers, in the past and successful attacks may occur again in the future. We, our service providers and our clients have experienced security incidents in the past that led to disclosure of the confidential, sensitive or personal information we possess and we and they could experience such incidents in the future. In addition, we have in the past been, and may in the future be, required to report data breaches to regulators, affected individuals, clients and other third parties. While we do not believe that any such past events resulted in material expenditures or a material loss of confidential, sensitive or personal information, we cannot guarantee that any future events will not have a material impact on our operations.
Any cyber-attack, unauthorized intrusion, insider theft, malicious software infiltration, network disruption, denial of service or other data security incident could result in disruption to our clients' or service providers' systems and services, product development delays, compliance breaches, and the disclosure or misuse of confidential, sensitive and personal information. This could have a material adverse effect on our business operations, result in liability, fines and penalties or other regulatory sanctions, a loss of confidence in our ability to provide our services, and/or harm our reputation and relationships with current or potential clients. We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cyber-attacks or other security-related incidents and their consequences. The costs of identifying and remediating any threat, attack, breach, or disclosure, and the costs associated with responding to litigation or regulatory investigations, could have a material adverse effect on our business and reduce our operating margins. Although we maintain insurance coverage, the amount of our insurance may not cover the costs associated with any security incident, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Any publicized security incident, or even public rumors about a security incident, affecting our businesses and/or those of our service providers may also have a similarly material adverse effect on our business or reputation. Moreover, there could be public announcements regarding any security-related incidents and any steps we take to respond to or remediate such incidents, if securities analysts or investors perceive these announcements to be negative, could have a material adverse effect on the price of our common stock.

RISK FACTORS

Our efforts to protect against and to remediate cyber-attacks, other security-related incidents, and data breaches may not succeed and any such event, whether intentional or inadvertent and whether attributable to us or our service providers, could have a material adverse effect on our business, reputation and the price of our common stock.
We have implemented policy, procedural, technical, physical, and administrative controls with the aim of protecting our networks, applications, bank accounts, and the confidential, sensitive and personal information entrusted to us, including bank account and social security numbers, tax information, certain medical information, certain health claim information, PHI, retirement account information and payroll data, from cyber-attacks and other security-related incidents. While we, and our service providers, have security measures and programs in place to prevent, detect, and respond to cyber-attacks, security-related incidents, data breaches and other similar threats, these security measures and programs and our collective efforts may not always succeed. Despite our efforts and those of our service providers, we cannot fully eliminate the possibility of such cyber-attacks, security-related incidents and other threats, whether intentional or inadvertent and whether internal or external and we, our clients or our service providers may not discover a security incident for a significant period of time after the incident occurs.
In some cases, we perform risk assessments of our service providers or require them to undertake security measures through contract provisions. However, we do not control our service providers and our ability to monitor their data security is limited, so we cannot ensure the security measures they take will be sufficient to protect our confidential, sensitive and personal information. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cyber-attack or other security-related incident attributed to our service providers regarding the information we share with them and any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses.
We have invested, and plan to continue investing, in resources to protect our information security ecosystem against cyber-attacks, other security-related incidents, and data breaches and to investigate and remediate any information security vulnerabilities. However, the security protections and strategies that we implement, and the investigation and remediation efforts we undertake, may not be successful. Any security breach, whether intentional or inadvertent, could result in the access, public disclosure, loss or theft of our clients', WSEs' and corporate employees’ confidential, sensitive and personal information, which could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in significant reputational damage and subject us to significant lawsuits, regulatory fines, or other actions or liabilities, any of which could materially and adversely affect our business and operating results.
We must comply with constantly evolving, data privacy and security laws and regulations, which may require substantial costs or changes to our business, and any actual or perceived compliance failure could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation.
We are subject to various federal, state and local laws, rules, and regulations, as well as contractual obligations, relating to the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government inside and outside of the United States. For example, all 50 U.S. states, the District of Columbia and Canada have enacted breach notification laws that may require us to notify WSEs, clients, corporate employees, or other third parties regulators in the event of unauthorized access to or disclosure of confidential, sensitive or personal information experienced by us or our service providers.
In addition to breach notification laws, we have seen increased focus at every level of government inside and outside of the United States on regulating the collection, store, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. For example, in recent years, many states have proposed or enacted new laws or amended existing laws. Certain state laws, including the CCPA, may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts, requiring attention to changing regulatory requirements. We believe that we currently comply with the requirements of the CCPA, but additional provisions of the CCPA will become effective in 2021. While we are working to comply with these provisions, we cannot guarantee that we will not incur significant costs or that our efforts will be successful. As a sponsor of employee benefit plans with access to certain PHI, we are subject to regulation at the federal level, including under the HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI and there are penalties and fines for HIPAA violations.

RISK FACTORS

For details regarding these data privacy and security laws and regulations discussed above and that apply to our operations, refer to Part I, Item 1. Business, of this Form 10-K, under the heading Legal and Regulatory: Data Privacy and Security Regulations. Complying with these and any other data privacy and security laws, rules and regulations, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. For example, we have incurred and expect to continue to incur additional costs to comply with the CCPA and other similar regulations. Despite our efforts, in the future we may be unable to make required changes and modifications to our business practices in a commercially reasonable manner, or at all. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulation. As a result, we may be required to incur significant, unexpected compliance costs and we may be exposed to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, all of which could have a material adverse effect on our business and operations. Any inability, or the perception of any inability, to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with clients and have a material adverse effect on our business.
Legal and Compliance Risks
Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
The products and services we provide to our clients are subject to numerous complex federal, state and local laws and regulations, including those described in Part I, Item 1. Business, of this Form 10-K. These laws and regulations cover a diverse range of topics, including employer, employee and independent contractor classifications, employee benefit, health and retirement plan laws, workers' compensation laws, employment and payroll tax laws, worksite safety laws, insurance and banking laws, wage and hour laws, anti-discrimination laws, and many laws specific to the industries of our clients. Many of these laws do not specifically address PEOs or co-employment relationships, and regulators are often unfamiliar with the PEO industry and co-employment relationships, which can lead to unpredictable application, interpretation and enforcement of these laws and regulations at the federal, state and local levels in relation to our business.
Any new laws, changes in existing laws, or any adverse application, interpretation or enforcement of new or existing laws, including those described in Part I, Item 1. Business, of this Form 10-K, whether they apply to employers generally or specifically to PEOs or to our co-employment relationships could:

•	reduce or eliminate the value and benefits that customers realize by using our products and services,

•	change or eliminate the types of products and services we provide,

•	require us to make significant changes to how we do business and provide products and services,

•	affect the extent and type of employee benefits that employers and co-employers can or must provide employees,

•	alter the amount, timing and type of taxes employers, co-employers and employees are required to pay and that we are able to manage for our clients

•	increase the cost and complexity of the licensing requirements for our business operations,

•	create or increase our liability and responsibilities to our clients and WSEs, and/or

•	mandate new compliance requirements, disclosures or services.
Any of these changes could have a material adverse effect on our financial condition and results of operations.

RISK FACTORS

The laws that apply in our industry and to employers and co-employers have in the past, and could in the future, be changed, replaced or interpreted in a manner adverse to our operations and we are not able to predict the occurrence, direction or ultimate impact of these events. Any such new laws, change in laws or adverse application or interpretation of laws could reduce or eliminate the attractiveness of our products and services, provide customers with new and attractive alternatives to our products and services, significantly increase our compliance costs and the cost to provide our products and services, or require us to make substantial changes to the way in which we operate, any one of which could result in a material adverse effect on our financial condition and results of operations.
Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business.
Changes to and continued uncertainty regarding the implementation and future of health care reform in the United States, at the federal, state and local level, has the potential to substantially change the health insurance market for SMBs and how such employers provide health insurance to their employees, which could have a materially adverse effect on how we provide our sponsored health benefits to our WSEs, and our ability to attract and retain our clients. In addition, changes at the federal, state and local level to the laws and regulations regarding other traditional employee benefits, such as retirement and workers’ compensation benefits, also have the potential to substantially change the types of benefit programs that are available to SMBs and that we and other PEOs may be required to offer. Our ability to comply with, and adapt our product offerings to take advantage of, any such changes could require significant additional costs, prove cost prohibitive and/or otherwise divert management attention, which could result in a material adverse effect on our financial condition and results of operations.
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

RISK FACTORS

The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business.
National views on employers, employees and independent contractors are changing at a rapid rate, as evidenced by recent federal and state rule changes. In September 2019 California passed AB5, a law that could potentially reclassify client independent contractors as employees. AB5 and similar changes in rules defining when a worker is an employee or independent contractor can increase or decrease the pool of WSEs that we are allowed to include in our TriNet sponsored benefit plans, which may negatively impact client demand for the products and services we provide, require us to modify or change how we operate our business and have a material adverse effect on our business and results of operations.
In addition, in January 2020, the DOL issued a new rule broadening the definition of joint employer that has been used under the Fair Labor Standards Act (FLSA) for more than sixty years. Joint employment is not the same as co-employment, and we do not believe that we are a joint employer under the new DOL rule or that this rule change impacts our status as a co-employer. However, these changes could potentially result in increased FLSA joint employment claims, which could divert management attention and cause us to incur additional and potentially material costs to defend.
The examples above highlight the impact to our business when regulations regarding the definitions or classification of employers, employees, independent contractors and other groups of workers change. Any such regulatory changes could affect the way in which we provide TriNet-sponsored benefits to our WSEs, the way in which we report and remit payroll taxes to tax authorities, and our legal liability for the actions and inactions of our clients. Any of such regulatory changes could also require us to change the manner in which we operate our business, or provide our products and services, and could have an adverse effect on our business and results of operations.
If we fail to qualify as a co-employer of WSEs under applicable federal and state licensing rules, or if we are deemed to be operating in certain industries, we and our clients could be adversely impacted.
We must qualify as co-employers of WSEs and comply with licensing, certification and registration requirements for the regulation of PEOs at the federal level and in nearly every state. We expect states without these regulations to adopt similar requirements in the future and states without these regulations today often still have laws and regulations applicable to PEOs. While we believe that we satisfy applicable state regulations, these requirements vary from state to state, they have changed frequently in the past, and could change again in the future, with potentially material impact on our operations. If we are not able to satisfy existing or future licensing requirements or other applicable regulations in any state, we may be prohibited from doing business in that state, including having any clients within that state.
State regulatory authorities generally impose licensing requirements on companies acting as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. Other state regulatory authorities impose licensing requirements on companies involved in the transmission of cash, such as banks, and other money transmitters. We do not believe that our current activities require any such licenses, but we and others in our industry have received inquiries from regulatory authorities in the past and could receive them in the future. If regulatory authorities in any state determine that we are acting as an insurance agent, third-party administrator, money transmitter, or as any other regulated industry other than a PEO, we may need to hire additional personnel to manage regulatory compliance and pay annual regulatory fees, which could have a material adverse effect on our financial condition and results of operations.
We are subject to legal and tax proceedings that may result in adverse outcomes.
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
In addition, the tax authorities in the U.S. regularly examine our income and other tax returns. Refer to Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional details regarding our on-going tax examinations and disputes. The ultimate outcome of tax examinations and disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of these or other examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

RISK FACTORS

Financial and Stock Ownership Risks
Our results of operations and stock price may fluctuate as a result of numerous factors, many of which are outside of our control.
Our future operating results and stock price are subject to fluctuations and quarterly variations based upon a variety of factors, many of which are not within our control, including, without limitation:

•
the volume and severity of health and workers' compensation insurance claims made by our WSEs, recorded as part of our insurance costs, and the timing of related claims information provided by our insurance carriers,

•	the amount and timing of our insurance premiums and other insurance costs, operating expenses and capital expenditures,

•	the number of our new clients and the number of WSEs employed by each new client,

•	the retention or loss of existing clients, for any reason, including third-party acquisition,

•	a reduction in the number of WSEs employed by existing clients,

•	the timing of client payments and payment defaults by clients,

•	the costs associated with our acquisitions of companies, assets and technologies,

•	any payments or draw downs on our credit facility,

•	any unanticipated expenses, such as litigation or other dispute-related settlement payments and compliance expenses arising from changes in regulations or regulatory enforcement,

•	any expenses we incur for geographic and service expansion and product and service enhancements,

•	any changes in laws or adverse interpretation or enforcement of laws, which may require us to change the manner in which we operate and/or increase our regulatory compliance costs,

•	any changes in our effective tax rate,

•	the issuance of common stock or debt to pay for future acquisitions, which could dilute our stockholders or subject us to significant debt service obligations,

•	amortization expense, or the impairment of intangible assets and goodwill, associated with past or future acquisitions, and

•	the impact of new accounting pronouncements.
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

RISK FACTORS

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
Our credit facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us subject to customary exceptions, including restricting our ability to:

•	incur, assume or prepay debt or incur or assume liens,

•	pay dividends or distributions or redeem or repurchase capital stock,

•	make loans, investments or acquisitions,

•	enter into sale-leaseback transactions,

•	enter into new lines of business,

•	complete a significant corporate transaction, such as a merger or sale of our company or its assets, and

•	enter into agreements that prohibit the incurrence of liens or the payment by our subsidiaries of dividends and distributions.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Our credit facility includes a LIBOR-indexed component and our lenders are not obligated to accept any LIBOR alternative that we may propose. However, we do not believe that the phase out of LIBOR will have a material effect on our operational or borrowing costs under our credit facility or any of our other business arrangements.
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
On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of January 31, 2020, Atairos beneficially owned approximately 28% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 37% of our outstanding common stock. As a result Atairos, particularly when acting with our executive officers, directors and their affiliates, is able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease space for 54 offices in various U.S. states, including the following:

Corporate:	Principal Client Service Centers:
• Dublin, California	• Bradenton, Florida
• Reno, Nevada
• Indian Land, South Carolina
All of these leases expire at various times up through 2028. We believe that our leases are sufficient for our current purposes and long-term growth and expansion goals.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

STOCK ACTIVITIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is traded on the New York Stock Exchange under the symbol “TNET”.
As of February 6, 2020, we had 39 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in a trust by other entities.
For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Dividend Policy
We did not declare or pay cash dividends in 2019 or 2018. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our credit facility (refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.
Performance Graph
The graph on the following page compares the cumulative return on our common stock since December 31, 2014 with the cumulative return on the S&P 500 Index and a Peer Group Index. The cumulative return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor's 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on December 31, 2014 and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had at each year end.

STOCK ACTIVITIES

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)
(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.
Issuer Purchases of Equity Securities
Our ongoing stock repurchase program was originally approved by our board of directors in 2014 and has been subsequently amended. As of December 31, 2019, our board of directors had authorized us to repurchase up to an aggregate $615 million under this program of which approximately $236 million remained available as of December 31, 2019 for repurchases under all authorizations approved by the board of directors. We repurchased approximately $140 million of our common stock in 2019 using existing cash and cash equivalents through our Rule 10b5-1 plan. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. This repurchase authorization has no expiration. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan.

STOCK ACTIVITIES

The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (2)
October 1- October 31, 2019	156,425	$55.89	156,285	$283
November 1 - November 30, 2019	554,910	$53.79	488,765	$257
December 1 - December 31, 2019	513,349	$55.55	382,671	$236
Total	1,224,684		1,027,721
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(2) We repurchased a total of approximately $56 million of our outstanding stock during the three months ended December 31, 2019.
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
Our stock repurchases are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and the restrictions imposed by our credit facility, refer to Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED FINANCIAL DATA

Item 6. Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7. MD&A, as well as our audited consolidated financial statements and related notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Total revenues	$3,856	$3,503	$3,275	$3,060	$2,659
Net income	212	192	178	61	32
Diluted net income per share of common stock	2.99	2.65	2.49	0.85	0.44
Non-GAAP measures (1):
Net Service Revenues	929	893	809	646	547
Net Insurance Service Revenues	399	406	351	199	146
Adjusted EBITDA	378	347	285	185	151
Adjusted Net Income	236	218	142	87	71

Balance Sheet Data:
Working capital	228	221	234	156	112
Total assets	2,748	2,435	2,593	2,095	2,092
Long-term debt	391	413	423	459	494
Total stockholders’ equity	475	375	206	35	8

Cash Flow Data:
Net cash (used in) provided by operating activities	$471	$(104)	$606	$192	$(281)
Net cash (used in) investing activities	(188)	(200)	(24)	(27)	(38)
Net cash (used in) financing activities	(176)	(85)	(77)	(104)	(81)
Non-GAAP measures (1):
Corporate operating cash flows	233	234	299	189	169

(1)	Refer to Non-GAAP Financial Measures section on the following pages for definitions and reconciliations from GAAP measures.

SELECTED FINANCIAL DATA

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
• We also sometimes refer to Net Insurance Margin (NIM), which is the ratio of Net Insurance Revenue to Insurance Service Revenue.

Adjusted EBITDA	• Net income, excluding the effects of: - income tax provision, - interest expense, - depreciation, - amortization of intangible assets, and - stock based compensation expense.
• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-cash charges such as depreciation and amortization, and stock based compensation recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
• Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects.
• Provides a measure, among others, used in the determination of incentive compensation for management.
• We also sometimes refer to Adjusted EBITDA margin, which is the ratio of Adjusted EBITDA to Net Service Revenue.

SELECTED FINANCIAL DATA

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

(1)
We have adjusted our non-GAAP effective tax rate to 25.5%, 26%, 41%, 43% and 42% for 2019, 2018, 2017, 2016 and 2015, respectively. The change in 2018 is due primarily to a decrease in the statutory tax rate from 35% to 21%. The changes in 2017, 2016 and 2015 are a result of changes in state income taxes from an increase in excludable income for state income tax purposes or state legislative changes. These non-GAAP effective tax rates exclude the income tax impact from stock based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Total revenues	$3,856	$3,503	$3,275	$3,060	$2,659
Less: Insurance costs	2,927	2,610	2,466	2,414	2,112
Net Service Revenues	$929	$893	$809	$646	$547
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Insurance service revenues	$3,326	$3,016	$2,817	$2,613	$2,258
Less: Insurance costs	2,927	2,610	2,466	2,414	2,112
Net Insurance Service Revenues	$399	$406	$351	$199	$146
NIM	12%	13%	12%	8%	6%

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Net income	$212	$192	$178	$61	$32
Provision for income taxes	58	49	22	43	28
Stock based compensation	41	44	32	26	18
Interest expense and bank fees	21	22	20	20	19
Depreciation and amortization of intangible assets	46	40	33	35	54
Adjusted EBITDA	$378	$347	$285	$185	$151
Adjusted EBITDA Margin	41%	39%	35%	29%	28%

SELECTED FINANCIAL DATA

The table below presents a reconciliation of Net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Net income	$212	$192	$178	$61	$32
Effective income tax rate adjustment	(11)	(13)	(59)	(1)	3
Stock based compensation	41	44	32	26	18
Amortization of intangible assets	5	5	5	16	39
Non-cash interest expense	1	4	2	4	4
Income tax impact of pre-tax adjustments	(12)	(14)	(16)	(19)	(25)
Adjusted Net Income	$236	$218	$142	$87	$71

The table below presents a reconciliation of net cash (used in) provided by operating activities to corporate operating cash flows:

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Net cash (used in) provided by operating activities	$471	$(104)	$606	$192	$(281)
Change in WSE related other current assets	(15)	33	35	(96)	188
Change in WSE related liabilities	(223)	305	(342)	93	262
Corporate Operating Cash Flows	$233	$234	$299	$189	$169

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operational Highlights
Our consolidated results for 2019 reflect our continued progress in attracting new customers to our industry-oriented (vertical) products, serving our existing customers and improving our brand awareness through marketing.
Our customers are our focus, and we are investing in our processes to ensure a stronger customer experience. We expect this investment will further enhance our value to our customers, support retention and provide further efficiency and scale for our operations. We started this work in 2018 and expect this to continue in the near-term.
During 2019 we:

•	experienced an improvement in retention as a result of our customer service initiatives,

•	benefited from our clients growing their WSEs,

•	saw an increase in new sales, which delivered additional revenue growth,

•	continued to experience our WSEs increasing their participation, or enrollment, in our insurance offerings,

•	experienced increased severity of health costs per enrollee overall, but particularly within a national carrier, and

•	delivered profitable growth.
Our efforts to build a successful and enduring company include building and leveraging a strong national brand presence. Our branding strategy, Incredible Starts Here, is being augmented with our current campaign: People Matter. We place our customers at the center of what we do, including placing our customers at the center of our marketing.
Performance Highlights
These operational achievements drove the financial performance improvements noted below in 2019 when compared to 2018:

	$3.9B		$268M		$929M
	Total revenues		Operating income		Net Service Revenue *
	10%	increase	7%	increase	4%	increase

	$212M		$2.99		$236M
	Net income		Diluted EPS		Adjusted Net income *
	10%	increase	13%	increase	8%	increase

*	Non-GAAP measure
Our results for WSEs and payroll and payroll tax payments in 2019 when compared to the prior year were:

324,927		340,017		$41.7B
Average WSE		Total WSE		Payroll and payroll tax payments
2%	increase	4%	increase	11%	increase

During 2019, our average WSEs and total WSEs grew primarily as a result of new clients, continued hiring in the installed base and lower client attrition. In addition, our WSE growth and increased participation in our health services resulted in a 10% increase in total revenues. We also experienced higher insurance costs, due to an increase in medical cost trend, that resulted in reduced NSR growth of 4%. Net income increased 10% and adjusted net income increased 8%.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2019, 2018 and 2017. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Income Statement Data:
Professional service revenues	$530	$487	$458	9%	6%
Insurance service revenues	3,326	3,016	2,817	10	7
Total revenues	3,856	3,503	3,275	10	7
Insurance costs	2,927	2,610	2,466	12	6
Operating expenses	661	642	592	3	8
Total costs and operating expenses	3,588	3,252	3,058	10	6
Operating income	268	251	217	7	15
Other income (expense):
Interest expense, bank fees and other	(21)	(22)	(20)	(5)	10
Interest income	23	12	3	92	300
Income before provision for income taxes	270	241	200	12	21
Income taxes	58	49	22	18	128
Net income	$212	$192	$178	10%	8%

Non-GAAP measures (1):
Net Service Revenues	$929	$893	$809	4%	10%
Net Insurance Service Revenues	399	406	351	(2)	16
Adjusted EBITDA	378	347	285	9	22
Adjusted Net income	236	218	142	8	53

Operating Metrics:
Average WSEs	324,927	317,104	324,679	2%	(2)%
Total WSEs	340,017	325,616	325,370	4	—
Total WSEs payroll and payroll taxes processed (in millions)	$41,682	$37,666	$37,115	11	1

(1)	Refer to Non-GAAP measures definitions and reconciliations from GAAP measures in Part II, Item 6. Selected Financial Data.
A discussion regarding our financial condition and results of operations for 2018 compared to 2017 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs increased 2% in 2019. Throughout 2019, we experienced reduced attrition resulting from our customer service initiatives, continued hiring in our installed based, primarily in our Professional Services and Technology verticals, and stronger new sales performance.
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
We are focused on growing our WSE base, including by pursuing acquisitions where appropriate, while we improve our customer service experience and continue to manage attrition.
Payroll and payroll taxes processed
Payroll and payroll taxes processed, which includes recurring payrolls and non-recurring bonus payrolls, benefits, and associated payroll taxes may also be used as an indicator of our PSR growth.

Average WSEs

324,927
317,104
2019
2018

Average WSE represents average monthly WSEs paid during the year

Average WSE change

<u>2019</u>

2%

Total WSEs

340,017
325,616
2019
2018

Total WSE represents WSEs paid at period end

Total WSE change

<u>2019</u>

4%

Payroll & payroll taxes processed ($ billions)

$42
$38
2019
2018

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
Monthly total revenues per Average WSE is a measure we use to monitor the success of our product and service pricing strategies. This measure increased 8% during 2019 compared to 2018.
We also use the following measures to further analyze changes in total revenue:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the combined weighted average percentage changes in service fees for each vertical product and changes in service fees associated with each insurance service offering, and

•	Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings.

The volume increase in 2019 was primarily driven by WSE growth, especially in our Professional Services and Technology verticals. The changes in rate and mix during 2019, were primarily driven by increases in insurance service fees and increased health plan enrollment in our insurance service offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Income
Our operating income consists of total revenues less insurance costs and OE. Our insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers. Our OE consists primarily of our corporate employees' compensation related expenses, which includes payroll, payroll taxes, SBC, bonuses, commissions and other payroll-and benefits-related costs.
The table below provides a view of the changes in components of operating income on a year-over-year basis.

(in millions)
$251	2018 Operating Income
+353	Higher total revenues are a result of increases in insurance service fees and health plan enrollment in our insurance service offerings combined with growth in PSR.
-317	Higher insurance costs primarily as a result of an increase in medical cost trend and health plan participation, or enrollment.
-19	Higher OE primarily as a result of growth in our corporate employee compensation costs to support initiatives to improve customer experience, enhance product offerings, and improve processes.
$268	2019 Operating Income

Professional Service Revenues
Our clients are billed either based on a fee per WSE per month per transaction or on a percentage of the WSEs’ payroll. For those clients that are billed on a percentage of WSEs' payroll, as our clients' payrolls increase, our fees also increase.
Our vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices, which we believe potentially reduces the value of solely using Average WSE and Total WSE counts as indicators of future potential revenue performance.
We also analyze changes in PSR with the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the weighted average percentage change in fees for each vertical, and

•	Mix - the change in composition of Average WSEs across our verticals.
The increase in PSR during 2019 reflects the result of our vertical pricing strategy and ongoing change in the mix of our WSEs. We continued to experience WSE growth, especially in our Professional Services and Technology verticals, while our Main Street vertical continued to shrink, but at a reduced rate when compared to 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the weighted average percentage change in fees associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).
The growth in ISR during 2019 primarily resulted from changes in rate, due to higher insurance service fees per plan participant and changes in mix, due to higher health plan enrollment.
Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.
We use the following measures to analyze changes in insurance costs:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

MANAGEMENT'S DISCUSSION AND ANALYSIS

The increase in insurance cost rates during 2019 was primarily driven by:

•
Increased severity of health costs per enrollee (medical cost trend) of 10.5% - 11.5% in 2019, particularly within one national carrier, arising from a shift in pharmaceutical utilization from brand name drugs to higher cost specialty drugs, combined with elevated health costs in a portion of this business, partially offset by lower health administrative costs.

•	Partially offset by an $11 million decrease in workers' compensation claim costs.
We continued to experience favorable prior year development on our accrued workers' compensation costs of $31 million during 2019, primarily due to lower than expected claim severity.

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.
The primary drivers to the changes in our NSR are presented below.
NIM was 12% for 2019 representing a decrease of 1% from 2018, due to insurance costs rate increases exceeding the ISR rate increases achieved, as discussed previously.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our operating expenses and allocate resources across different business functions based on a percentage of NSR, which has decreased to 71% in 2019 from 72% in 2018.
We had approximately 2,900 corporate employees as of December 31, 2019 in 54 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 63% of our OE in 2019 and 61% in 2018.
During the year ended December 31, 2019, we experienced operating expense growth of 3% when compared to the same period in 2018. We expect our OE to increase in the foreseeable future due to our continued efforts to improve our customer service experience and our systems and processes. During the year ended December 31, 2019, the percent of OE to total revenues was 17%, compared to 18% in 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and depreciation and amortization. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$642	2018 Operating Expense
+16
COPS increased in 2019, driven by increases in compensation related expenses to support initiatives to improve our customer experience, our systems and processes, and to enhance our product offerings. We also experienced an increase in the volume of EPLI claim expenses.

+8	S&M increased in 2019, driven by an increase in headcount and amortization of deferred commissions expense related to our growth in new sales.
-5	G&A decreased in 2019, driven by a decrease in compensation related expenses and professional fees.
-6	SD&P decreased in 2019, primarily due to a decrease in compensation related expenses and professional fees.
+6	D&A increased in 2019, primarily as a result of our investments in technology to support our customer service initiatives.
$661	2019 Operating Expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS

We break out the expenses that make up our OE in the chart below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense under our credit facility.

Interest income increased to $23 million in 2019 due to a change in our investment strategy initiated in the second quarter of 2018 to improve our interest income. Our investment strategy has improved our interest income, net income, Adjusted Net Income and Adjusted EBITDA, year-over-year. Interest expense, bank fees and other, remained consistent year-over-year.
Provision for Income Taxes
Our effective tax rate (ETR) was 21% and 20% for the years ended December 31, 2019 and 2018, respectively. The change in ETR was driven by a 3% increase primarily from one-time expenses associated with SBC, partially offset by a 2% decrease from a one-time benefit associated with prior year tax expense and changes in the valuation allowance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our clients, creditors and debt holders.
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

	December 31,
	2019			2018
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$213	$—	$213	$228	$—	$228
Investments	68	—	68	54	—	54
Restricted cash, cash equivalents and investments	15	1,165	1,180	15	927	942
Other current assets	45	365	410	36	386	422
Total current assets	$341	$1,530	$1,871	$333	$1,313	$1,646
Total current liabilities	$113	$1,530	$1,643	$112	$1,313	$1,425
Working capital	$228	$—	$228	$221	$—	$221
To meet various U.S. state licensing requirements and maintain accreditation by the ESAC, we are subject to various minimum working capital and net worth requirements. As of December 31, 2019, we believe we have fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, we have maintained positive working capital throughout each of the periods covered by the financial statements.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash Flows
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2019			2018
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$233	$238	$471	$234	$(338)	$(104)
Investing activities	(191)	3	(188)	(200)	—	(200)
Financing activities	(176)	—	(176)	(85)	—	(85)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(134)	$241	$107	$(51)	$(338)	$(389)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$425	$924	$1,349	$476	$1,262	$1,738
End of period	$291	$1,165	$1,456	$425	$924	$1,349

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(15)	$—	$(15)	$(108)	$—	$(108)
Restricted	(119)	241	122	57	(338)	(281)
Operating Activities
Components of net cash (used in) provided by operating activities are as follows:

	Year Ended December 31,
(in millions)	2019	2018
Net income	$212	$192
Depreciation and amortization	57	46
Noncash lease expense	16	—
Stock based compensation expense	41	44
Payment of interest	(19)	(17)
Income tax payments, net	(62)	(49)
Changes in deferred taxes	(7)	1
Changes in other operating assets	(36)	(44)
Changes in other operating liabilities	31	61
Net cash provided by operating activities - Corporate	$233	$234
Collateral (paid to) refunded from insurance carriers, net	6	26
Changes in other operating assets	15	(27)
Changes in other operating liabilities	217	(337)
Net cash (used in) provided by operating activities - WSE	$238	$(338)
Net cash (used in) provided by operating activities	$471	$(104)

Year-over-year change in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, and collateral funding and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.

Corporate operating cash flows in 2019 remained consistent to 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2019	2018
Investments:
Purchases of investments	$(302)	$(258)
Proceeds from sale and maturity of investments	159	101
Cash used in investments	$(143)	$(157)

Capital expenditures:
Software and hardware	$(34)	$(30)
Office furniture, equipment and leasehold improvements	(11)	(13)
Cash used in capital expenditures	$(45)	$(43)
Cash used in investing activities	$(188)	$(200)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. As of December 31, 2019, we had approximately $193 million in investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend.
As of December 31, 2019, we held approximately $1.8 billion in cash, cash equivalents and investments, of which $213 million is unrestricted. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.
Capital Expenditures
During 2019, we continued to make investments in software and hardware and we enhanced our existing products and technology platform. We also incurred expenses related to the build out of our corporate headquarters and our technology and client service centers. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the years ended December 31, 2019 and 2018 consisted of our debt and equity-related activities.

	Year Ended December 31,
(in millions)	2019	2018
Financing activities
Repurchase of common stock, net of issuance	$(154)	$(69)
Repayment of borrowings	(22)	(22)
Net proceeds from issuance of debt	—	6
Cash used in financing activities	$(176)	$(85)
In June 2018 we entered into a $425 million term loan A (our 2018 Term Loan) under our new credit agreement (2018 Credit Agreement). The proceeds of the 2018 Term Loan were used to repay our previously outstanding term loans. Refer to Note 9 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for more details.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We repurchase shares to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan. Refer to Note 12 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for more details.
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
Capital Resources
As of December 31, 2019, $392 million was outstanding under our 2018 Term Loan. Our 2018 Credit Agreement includes a $250 million revolving credit facility (our 2018 Revolver), which will be used solely for working capital and other general corporate purposes. The 2018 Revolver includes capacity for a $20 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the 2018 Revolver. At December 31, 2019, we had $16 million of letters of credit outstanding and remaining capacity of $234 million under the 2018 Revolver.
Each of our 2018 Term Loan and our 2018 Revolver mature in June 2023 and bear interest, at our option, either at a LIBOR rate, or the prime lending rate, plus an applicable margin subject to change in the future based on our leverage ratio, as set forth in our 2018 Credit Agreement.
Our 2018 Credit Agreement contains customary affirmative and restrictive financial covenants and representations and warranties that are customary for facilities of this type, including restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates, as well as minimum interest coverage and maximum total leverage ratio requirements. We were in compliance with the covenants and restrictions under our 2018 Credit Agreement at December 31, 2019.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$392	$22	$44	$326	$—
Workers' compensation obligations (2)	217	66	49	34	68
Operating lease obligations (3)	74	19	21	15	19
Purchase obligations (4)	60	34	22	4	—
Uncertain tax positions (5)	7	1	6	—	—
Total	$750	$142	$142	$379	$87
(1) Includes principal and the projected interest payments of our term loans, see Note 9 in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K, for details.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources within the meaning of Item 303(a)(4) of Regulation S-K.
Critical Accounting Judgments and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Some of the assumptions are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial statements could be materially affected. For additional information about our accounting policies, refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
The following items require significant estimation or judgment:
Insurance Costs
We purchase fully insured workers' compensation and health benefits coverage for our employees and WSEs. As part of these insurance policies, we bear claims costs up to a defined deductible amount and as a result, we establish accrued insurance costs including both known claims filed and estimates for incurred but not reported claims.
We use external actuaries to evaluate, review and recommend estimates of our accrued workers' compensation and health insurance costs. The accrued costs studies performed by these qualified external actuaries analyze historical claims data to develop a range of our potential ultimate costs using loss development, expected loss ratio and frequency/severity methods in accordance with Actuarial Standards of Practice. These methods are applied to classes of the claims data organized by policy year and risk class.
Key judgments and evaluations in arriving at loss estimates by class and the accrued costs selection overall include:

•	the selection of method used and the relative weights given to selecting the method used for each policy year,

•	the underlying assumptions of LDF used in these models,

•	the effect of any changes to the insurers' claims handling and payment processes,

•	evaluation of medical and indemnity cost trends, costs from changes in the risk exposure being evaluated and any applicable changes in legal, regulatory or judicial environment.
We review and evaluate these judgments and the associated recommendations in concluding the adequacy of accrued costs. Where adjustments are necessary these are recorded in the period in which the adjustments are identified.
These accrued costs may vary in subsequent quarters from the amount estimated. Certain assumptions used in estimating these accrued costs are highly judgmental. Our accrued costs, results of operations and financial condition can be materially impacted if actual experience differs from the assumptions used in establishing these accrued costs.
Accrued Workers' Compensation Costs
Under our policies, we are responsible for reimbursing the insurance carriers for workers' compensation losses up to $1 million per claim occurrence (Deductible Layer). As workers' compensation costs for a particular period are not known for many years after the losses have occurred, these costs represent our best estimate of unpaid claim losses and loss adjustment expenses within the deductible layer in accordance with our insurance policies. We use external actuaries to evaluate, review and recommend accrued workers' compensation costs on a quarterly basis. The data is segmented by class and state and analyzed by policy year, and states where we have small exposure are aggregated into a single grouping.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We use a combination of loss development, expected loss ratio and frequency/severity methods which include the following inputs, assumptions and analytical techniques:

•	Historical volume and severity of workers' compensation cost experience, exposure data and industry loss experience related to TriNet’s insurance policies,

•	inputs of WSEs’ job responsibilities and location,

•	estimates of future cost trends,

•	expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and

•	LDFs to project the reported losses for each accident year to an ultimate basis.
Final cost settlements may vary materially from the present estimates, particularly when payments do not occur until well into the future. In our experience, plan years related to workers' compensation programs may take 10 years or more to be fully settled.
We believe that our estimate of accrued workers' compensation costs is most sensitive to LDFs given the long reporting and paid development patterns for our workers' compensation loss costs. Our methods of estimating accrued workers' compensation costs rely on these LDFs and an estimate of future cost trend.
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($33)
-2.5%	($18)
+2.5%	$19
+5.0%	$38
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 83% of our group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
Costs covered by these insurance plans generally develop on average within three to six months so insurance costs and accrued health insurance costs include estimates of reported losses and claims incurred but not yet paid (IBNP). Data is grouped and analyzed by insurance carrier.
To estimate accrued health benefits costs we use a number of inputs, assumptions and analytical techniques:

•	historical loss claims payment patterns and medical cost trend rates related to TriNet’s insurance policies,

•	current period claims costs and claims reporting patterns (completion factors), and

•	plan enrollment.
Medical cost trend rates are a significant factor we use in developing our accrued health insurance costs. Medical cost trends are developed through an analysis of claims incurred in prior months, provider pricing and indicators of health care utilization, including pharmacy utilization trends, and outpatient and inpatient utilization. Many factors may cause medical cost trend to vary from our estimates.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table illustrates the sensitivity of changes in the medical cost trend on our year end estimate of insurance costs (in millions of dollars):

Change in medical cost trend	Change in insurance costs
+3.0%	$18
+2.0%	$12
+1.0%	$6
-1.0%	$(6)
-2.0%	$(12)
-3.0%	$(18)
Completion factors are an actuarial estimate based on historical experience and analysis of current trends, of paid costs to carriers as a percentage of the expected ultimate costs to carriers. Many factors may cause actual claims submissions rates from our carriers to vary from our estimated completion factors, including carrier claims processing patterns, the mix of providers and the mix of electronic versus manual claims submitted to our carriers.
The following table illustrates the sensitivity of changes in completion factors on our year end estimate of insurance costs (in millions of dollars):

Change in completion factors	Change in insurance costs
-0.75%	$14
-0.50%	$9
-0.25%	$5
+0.25%	$(5)
+0.50%	$(9)
+0.75%	$(14)
Recent Accounting Pronouncements
Refer to Note 1 in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information related to recent accounting pronouncements.

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
In June 2019, we entered into an interest rate collar derivative transaction with no upfront premium. We use this derivative to hedge against interest rate risk on a portion of our outstanding floating rate debt under our 2018 Credit Agreement. We have designated this derivative as a cash flow hedge. Our primary objective in purchasing and holding this derivative is to reduce our volatility of net earnings and cash flows associated with changes in the benchmark interest rate in our interest rate payments. We do not enter into any derivatives for trading or other speculative purposes.
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the cash flows of the collar assuming a 100 basis point parallel shift in the current LIBOR rate. Based on the terms and remaining settlements as of December 31, 2019, a hypothetical 100 basis point decrease in one-month LIBOR across all maturities would not result in any cash payments by the Company while a hypothetical 100 basis point increase in one-month LIBOR across all maturities would result in cash receipts of $2 million.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our AFS marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing our investment portfolio in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our AFS marketable securities consist of liquid, investment-grade securities. The average effective duration of our AFS marketable securities was 1.49 years at December 31, 2019. The risk of rate changes on investment balances was not significant at December 31, 2019.
At December 31, 2019, we had total outstanding long-term debt of $391 million. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of December 31, 2019 to increase by $11 million or to decrease by $13 million over the remaining term of the loan, respectively.

FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued Workers’ Compensation and Health Insurance Costs - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company offers its clients and worksite employees (WSEs) workers’ compensation insurance and health insurance coverage through fully-insured insurance policies provided by third-party insurance carriers. The Company is obligated to reimburse the insurance carriers for losses up to defined deductible limits, in accordance with the insurance policies. Accrued workers’ compensation and health insurance costs are established to provide for the estimated unpaid costs of reimbursing the carriers.
The accrued workers’ compensation costs include estimates of unpaid claim losses and loss adjustment expenses. The estimate is based on the Company’s historical and industry loss experience, exposure data, an estimate of future cost trends, expected loss ratios, and loss development factors. Accrued workers' compensation costs, net as of December 31, 2019, were $205 million.

FINANCIAL STATEMENTS

The accrued health insurance costs include estimates for reported losses, plus estimates for claims incurred but not paid. The estimate is based on the Company’s historical claim payment patterns and medical cost trends, current period claim costs and claim reporting patterns, and plan enrollment. Accrued health insurance costs, net as of December 31, 2019, were $167 million.
Both the accrued workers’ compensation and health insurance costs are established using actuarial methods followed in the insurance industry and the Company uses third-party actuaries to develop these estimates.
Given the subjectivity of estimating the value of the accrued workers’ compensation and health insurance costs, performing audit procedures to evaluate whether accrued workers’ compensation and health insurance costs recorded for the year ended December 31, 2019, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accrued workers’ compensation and health insurance costs included the following, among others:

•	We tested the effectiveness of controls related to accrued workers’ compensation and health insurance costs.

•	We tested the underlying data that served as inputs into the actuarial analyses, including testing historical claims and enrollment data and recreating the claim loss triangles.

•	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by management to estimate the accrued workers’ compensation and health insurance costs:

◦
Compared management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify and evaluate potential bias in the determination of the accrued workers’ compensation and health insurance costs.

◦
Developed an independent range of estimates of the accrued costs, utilizing loss development factors and future cost trends for accrued workers’ compensation costs and claim payment patterns and medical trend rates for accrued health insurance costs. We compared our estimated ranges to management’s estimates.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 13, 2020

We have served as the Company's auditor since 2016.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 13, 2020,

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions except per share data)	2019	2018	2017
Professional service revenues	$530	$487	$458
Insurance service revenues	3,326	3,016	2,817
Total revenues	3,856	3,503	3,275
Insurance costs	2,927	2,610	2,466
Cost of providing services	245	229	213
Sales and marketing	190	182	187
General and administrative	137	142	114
Systems development and programming	43	49	45
Depreciation and amortization of intangible assets	46	40	33
Total costs and operating expenses	3,588	3,252	3,058
Operating income	268	251	217
Other income (expense):
Interest expense, bank fees and other	(21)	(22)	(20)
Interest income	23	12	3
Income before provision for income taxes	270	241	200
Income taxes	58	49	22
Net income	$212	$192	$178
Comprehensive income	$212	$192	$178

Net income per share:
Basic	$3.04	$2.72	$2.57
Diluted	$2.99	$2.65	$2.49
Weighted average shares:
Basic	70	70	69
Diluted	71	72	71
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$213	$228
Investments	68	54
Restricted cash, cash equivalents and investments	1,180	942
Accounts receivable, net	9	11
Unbilled revenue, net	285	304
Prepaid expenses, net	52	48
Other current assets	64	59
Total current assets	1,871	1,646
Restricted cash, cash equivalents and investments, noncurrent	212	187
Investments, noncurrent	125	135
Property, equipment and software, net	85	79
Operating lease right-of-use asset	55	—
Goodwill	289	289
Other intangible assets, net	15	21
Other assets	96	78
Total assets	$2,748	$2,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$31	$45
Long-term debt	22	22
Client deposits	44	56
Accrued wages	391	352
Accrued health insurance costs, net	167	135
Accrued workers' compensation costs, net	61	67
Payroll tax liabilities and other payroll withholdings	901	729
Operating lease liabilities	17	—
Insurance premiums and other payables	9	19
Total current liabilities	1,643	1,425
Long-term debt, noncurrent	369	391
Accrued workers' compensation costs, noncurrent, net	144	158
Deferred taxes	61	68
Operating lease liabilities, noncurrent	48	—
Other non-current liabilities	8	18
Total liabilities	2,273	2,060
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018)
Common stock and additional paid-in capital	694	641
($0.000025 par value per share; 750,000,000 shares authorized; 69,065,491 and 70,596,559 shares issued and outstanding at December 31, 2019 and 2018, respectively)
Accumulated deficit	(219)	(266)
Total stockholders' equity	475	375
Total liabilities & stockholders' equity	$2,748	$2,435
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in millions)	2019	2018	2017
Total Stockholders' Equity, beginning balance	$375	$206	$35
Common Stock and Additional Paid-In Capital:
Beginning balance	641	583	535
Issuance of common stock from exercise of stock options	2	7	11
Issuance of common stock for employee stock purchase plan	9	7	5
Stock based compensation expense	42	44	32
Ending balance	694	641	583

Accumulated Deficit:
Beginning balance	(266)	(377)	(500)
Net income	212	192	178
Cumulative effect of accounting change	—	2	—
Repurchase of common stock	(140)	(61)	(44)
Awards effectively repurchased for required employee withholding taxes	(25)	(22)	(11)
Ending balance	(219)	(266)	(377)
Total Stockholders' Equity, ending balance	$475	$375	$206

See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2019	2018	2017
Operating activities
Net income	$212	$192	178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57	46	35
Noncash lease expense	16	—	—
Stock based compensation	41	44	32
Deferred income taxes	(7)	1	(25)
Amortization of (premium) discount of investments	(1)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	5	10	(14)
Unbilled revenue, net	19	(14)	(4)
Prepaid expenses, net	(5)	(9)	28
Accounts payable and other current liabilities	(15)	(8)	23
Client deposits	(12)	4	(4)
Accrued wages	40	23	26
Accrued health insurance costs, net	32	(16)	22
Accrued workers' compensation costs, net	(20)	(7)	9
Payroll taxes payable and other payroll withholdings	172	(305)	294
Operating lease liabilities	(17)	—	—
Other assets	(34)	(64)	(11)
Other liabilities	(12)	(1)	17
Net cash (used in) provided by operating activities	471	(104)	606
Investing activities
Purchases of marketable securities	(302)	(258)	—
Proceeds from sale and maturity of marketable securities	159	101	14
Acquisitions of property and equipment	(45)	(43)	(38)
Net cash used in investing activities	(188)	(200)	(24)
Financing activities
Repurchase of common stock	(140)	(61)	(44)
Proceeds from issuance of common stock	11	14	16
Awards effectively repurchased for required employee withholding taxes	(25)	(22)	(11)
Proceeds from issuance of notes payable, net	—	210	—
Payments for extinguishment of debt	—	(204)	—
Repayment of debt	(22)	(22)	(38)
Net cash used in financing activities	(176)	(85)	(77)
Net (decrease) increase in cash and cash equivalents, unrestricted and restricted	107	(389)	505
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,349	1,738	1,233
End of period	$1,456	$1,349	$1,738

Supplemental disclosures of cash flow information
Interest paid	$19	$17	16
Income taxes paid, net	62	49	2
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$3	2
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us), a professional employer organization, provides comprehensive human resources solutions for small to midsize businesses under a co-employment model. These HR solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through the co-employment relationship, we are the employer of record for certain employment-related administrative and regulatory purposes for the worksite employees (WSEs), including:

•	compensation through wages and salaries,

•	employer payroll-related tax payments,

•	employee payroll-related tax withholdings and payments,

•	employee benefit programs, including health and life insurance, and others, and

•	workers' compensation coverage.
Our clients are responsible for the day-to-day job responsibilities of the WSEs.
We operate in one reportable segment. All of our service revenues are generated from external clients. Less than 1% of our revenue is generated outside of the United States.
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
Upon adoption of ASC Topic 606, we recorded a $2 million cumulative effect adjustment to opening retained earnings as of January 1, 2018. Impacts from adoption of the new standard on our revenue recognition include:

•	Our annual service contracts with our clients that are cancellable with 30 days' notice are considered 30-day contracts under the new standard;

•	Professional service revenues are recognized on an output basis which results in recognition at the time payroll is processed;

FINANCIAL STATEMENTS

•	Our non-refundable set up fees are no longer deferred but accounted for as part of our transaction price and are allocated among professional service revenues and insurance services revenues; and

•	The majority of sales commissions related to onboarding new clients that were previously expensed are capitalized as contract assets and amortized over the estimated client life.
Revenues are recognized when the promised services are transferred to our clients, in an amount that reflects the consideration that we expect to receive in exchange for services. We generate all of our revenue from contracts with clients. We disaggregate revenues into professional services revenues and insurance services revenues as reported on the consolidated statements of income and comprehensive income. Generally, both the client and the Company may terminate the contract without penalty by providing a 30-day notice.
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
Payroll and payroll tax processing performance obligations include services to process payroll and payroll tax-related transactions on behalf of our clients. Revenues associated with this performance obligation are reported as professional service revenues and recognized using an output method in which the promised services are transferred when a client's payroll is processed by us and WSEs are paid. Professional service revenues are stated net of the gross payroll and payroll tax amounts funded by our clients. Although we assume the responsibilities to process and remit the payroll and payroll related obligations, we do not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, we are the agent in this arrangement for revenue recognition purposes.
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

FINANCIAL STATEMENTS

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
The transaction price for health benefits insurance and workers' compensation insurance performance obligations is determined during the new client on-boarding and enrollment processes based on the types of benefits coverage the clients and WSEs have elected and the applicable risk profile of the client. We estimate our service fees based on actuarial forecasts of our expected insurance premiums and loss sensitive premium costs, and amounts to cover our costs to administer these programs.
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
Unbilled Revenue
We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients, are recorded as unbilled revenue. As of December 31, 2019 and 2018, advance collections included in unbilled revenue were $95 million and $23 million respectively.
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new customers onboarded as we expect to recover these costs through future service fees. Such assets are amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, any incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both the initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. The below table summarizes the amounts capitalized and amortized during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
(in millions)	Capitalized	Amortized	Capitalized	Amortized
Deferred commission expense	$45	$10	$33	$2

Certain commission plans pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We do not have material contract liabilities as of December 31, 2019 and 2018.

FINANCIAL STATEMENTS

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
Insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by insurance carriers or third-party administrators below a predefined deductible limit, and changes in accrued costs related to our workers' compensation and health benefit insurance.
At policy inception, annual workers' compensation premiums are estimated by the insurance carriers based on projected wages over the duration of the policy period and the risk categories of the WSEs. We initially pay premiums based on these estimates. As actual wages are realized, premium expense recorded may differ from estimated premium expense, creating an asset or liability throughout the policy year. Such asset or liability is reported on our consolidated balance sheets as prepaid expenses or insurance premiums and other payables, respectively.
Accrued Workers' Compensation Costs
We have secured fully insured workers' compensation insurance policies with insurance carriers to administer and pay claims for our clients and WSEs. We are responsible for reimbursing the insurance carriers for losses up to $1 million per claim occurrence (deductible layer). Insurance carriers are responsible for administering and paying claims. We are responsible for reimbursing each carrier up to a deductible limit per occurrence. Accrued workers' compensation costs represent our liability to reimburse insurance carriers for our share of their losses and loss adjustment expenses. These accrued costs are established to provide for the estimated ultimate costs of paying claims within the deductible layer in accordance with workers' compensation insurance policies. These accrued costs include estimates for reported and incurred but not reported (IBNR) losses, accrued costs on reported claims, and expenses associated with processing and settling the claims. In establishing these accrued costs, we use an external actuary to provide an estimate of undiscounted future cash payments that would be made to settle the claims based upon:

•	historical loss experience, exposure data, and industry loss experience related to TriNet’s insurance policies,

•	inputs including WSE job responsibilities and location,

•	historical volume and severity of workers' compensation claims,

•	an estimate of future cost trends,

•	expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and

•	loss development factors to project the reported losses for each accident year to an ultimate basis.
We assess the accrued workers' compensation costs on a quarterly basis. For each reporting period, changes in the actuarial methods and assumptions resulting from changes in actual claims experience and other trends are incorporated into the accrued workers' compensation costs. Adjustments to previously established accrued costs estimates are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any variety of new adverse or favorable trends. Accordingly, final claim settlements may vary materially from the present estimates, particularly when those payments may not occur until well into the future. In our experience, plan years related to workers' compensation programs may take ten years or more to be settled.
We do not discount accrued workers' compensation costs. Costs expected to be paid within one year are recorded as accrued workers' compensation costs. Costs expected to be paid beyond one year are included in accrued workers' compensation costs, less current portion.

FINANCIAL STATEMENTS

We have collateral agreements with various insurance carriers where either we retain custody of funds in trust accounts which we record as restricted cash and cash equivalents, or remit funds to carriers. Collateral whether held by us, or the carriers, is used to settle our insurance and claim deductible obligations to them. Collateral requirements are established at the policy year and are re-assessed by each carrier annually. Based on the results of each assessment, additional collateral may be required for or paid to the carrier or collateral funds may be released or returned to the Company. In instances where we pay collateral to carriers and the agreement permits net settlement of obligations against collateral held, we record our accrued costs net of that collateral (Carrier Collateral Offset). We offset carrier Collateral Offset against our obligation due within the next 12 months before applying against long-term obligations. Collateral balances in excess of accrued costs are recorded in other assets.
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2019, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
Accrued health insurance costs are established to provide for the estimated unpaid costs of reimbursing the carriers for paying claims within the deductible layer in accordance with risk-based health insurance policies. These accrued costs include estimates for reported losses, plus estimates for claims incurred but not paid. We assess accrued health insurance costs regularly based upon external actuarial studies that include other relevant factors such as current and historical claims payment patterns, plan enrollment and medical trend rates.
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of December 31, 2019 and 2018, prepayments offsetting accrued health insurance costs were $39 million and $33 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2019 and 2018, accrued health insurance costs offsetting prepaid expenses were $52 million and $50 million, respectively.
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

FINANCIAL STATEMENTS

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
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding term debts that are collateralized by certain corporate assets. As of December 31, 2019, the weighted-average rate used in discounting the lease liability was 4.4%.
We measure our ROU assets based on the associated lease liabilities adjusted for any lease incentives such as tenant improvement allowances and classify operating ROU assets in other assets in our consolidated balance sheet. For operating leases, we recognize expense for lease payments on a straight-line basis over the lease term.
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
Unrealized gains and losses are reported as a component of accumulated other comprehensive income, net of deferred income taxes. The amortized cost of debt investments is adjusted for amortization of premiums and accretion of discounts from the date of purchase to the earliest call date for premiums or the maturity date for discounts. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method to determine realized gains and losses on the sale of available-for-sale securities. Realized gains and losses are included in interest income in the accompanying consolidated statements of income and comprehensive income.
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

FINANCIAL STATEMENTS

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
The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We classify our cash equivalents, investments and long-term debt in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for doubtful accounts. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for doubtful accounts based on historical experience, the age of the accounts receivable balances, credit quality of clients, current economic conditions and other factors that may affect clients’ ability to pay, and charge-off amounts when they are deemed uncollectible. The allowance was immaterial at December 31, 2019 and $1 million at December 31, 2018.
Property, Equipment and Software
We record property and equipment at historical cost and compute depreciation using the straight-line method over the estimated useful lives of the assets or the lease terms, generally three years to five years for software and office equipment, five years to seven years for furniture and fixtures, and the shorter of the asset life or the remaining lease term for leasehold improvements. We expense the cost of maintenance and repairs as incurred and capitalize leasehold improvements.
We capitalize internal and external costs incurred to develop internal-use computer software during the application development stage. Application development stage costs include software configuration, coding, and installation. Capitalized costs are amortized on a straight-line basis over the estimated useful life, typically ranging from three years to five years, commencing when the software is placed into service. We expense costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training costs, and costs that do not add functionality to existing systems.
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

FINANCIAL STATEMENTS

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
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2019, 2018 and 2017.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives ranging from two years to ten years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2019, 2018 and 2017.
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $18 million, $17 million, and $8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock Based Compensation
Our stock based awards to employees include time based and performance based restricted stock units and restricted stock awards, stock options and an employee stock purchase plan. Compensation expense associated with restricted stock units and restricted stock awards is based on the fair value of common stock on the date of grant. Compensation expense associated with stock options and employee stock purchase plan are based on the estimated grant date fair value method using the Black-Scholes option pricing model. Expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest, with adjustments to expense recognized in the period in which forfeitures occur.
Income Taxes
We account for our provision for income taxes using the asset and liability method, under which we recognize income taxes payable or refundable for current year and deferred tax assets and liabilities for the future tax effect of events that have been recognized in our financial statements or tax returns. We measure our current and deferred tax assets and liabilities based on provision of enacted tax laws of those jurisdictions in which we operate. The effect of changes in tax laws and regulations, or interpretations, is recognized in our consolidated financial statements in the period that includes the enactment date.

FINANCIAL STATEMENTS

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
We recognize a reserve for uncertain tax positions taken or expected to be taken in a tax return when it is concluded that tax positions are not more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. Assumptions, judgment and the use of estimates are required in determining if the more likely than not standard has been met when developing the provision for income taxes and in determining the expected benefit. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the minimum probability threshold are included as other liabilities and are charged to earnings in the period that such determination is made. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in other non-current liabilities on the consolidated balance sheet.
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
No client accounted for more than 10% of total revenues in the years ended December 31, 2019, 2018 and 2017. Bad debt expense, net of recoveries was $1 million, for each of the years ended December 31, 2019, 2018 and 2017.
Recent Accounting Pronouncements
Recently adopted accounting guidance
Leases - In February 2016, the FASB issued ASC 842, which replaced existing lease guidance under GAAP. Under this guidance, we recognize on our balance sheet lease liabilities representing the present value of future lease payments and an associated right-of-use asset representing our right to use or control the use of specified assets for the lease term for any operating lease with a term greater than one year.

FINANCIAL STATEMENTS

The impact of our adoption of ASC 842 did not have a material impact on our income statement or cash flow statement. The impact on our balance sheets is as follows:

	December 31, 2019
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Operating lease right-of-use assets	$55	$—	$55
Liabilities
Operating lease liabilities	17	—	17
Operating lease liabilities, noncurrent	48	10	38
Equity
Accumulated deficit	(219)	(219)	—

Recently issued accounting pronouncements
Credit Losses - In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (ASC Topic 326) which requires financial assets to be presented at the net amount expected to be collected. We will be required to use forward-looking information when evaluating an allowance for our accounts receivable, unbilled revenue and other financial assets measured at amortized cost. ASC Topic 326 also modifies the impairment guidance for available-for-sale debt securities to require an allowance for credit losses. We will adopt ASC Topic 326 effective January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. We do not expect the adoption of ASC Topic 326 to have a material impact on our financial statements.
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

FINANCIAL STATEMENTS

Our total cash, cash equivalents and investments are summarized below:

	December 31, 2019				December 31, 2018
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$213	$—	$—	$213	$228	$—	$—	$228
Investments	—	68	—	68	—	54	—	54
Restricted cash, cash equivalents and investments
Payroll funds collected	1,018	—	—	1,018	783	—	—	783
Collateral for health benefits claims	98	—	—	98	75	—	—	75
Collateral for workers' compensation claims	62	—	—	62	66	1	—	67
Collateral to secure standby letter of credit	—	—	—	—	—	—	2	2
Other security deposits	2	—	—	2	15	—	—	15
Total restricted cash, cash equivalents and investments	1,180	—	—	1,180	939	1	2	942
Investments, noncurrent	—	125	—	125	—	135	—	135
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	63	148	1	212	182	5	—	187
Total	$1,456	$341	$1	$1,798	$1,349	$195	$2	$1,546

NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our AFS investments as of December 31, 2019 and 2018 are presented below:

	December 31, 2019				December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$30	$—	$—	$30	$33	$—	$—	$33
Corporate bonds	123	1	—	124	99	—	—	99
U.S. government agencies and government-sponsored agencies	14	—	—	14	7	—	—	7
U.S. treasuries	163	—	—	163	46	—	—	46
Exchange traded fund	—	—	—	—	1	—	—	1
Certificates of deposit	1	—	—	1	—	—	—	—
Other debt securities	10	—	—	10	9	—	—	9
Total	$341	$1	$—	$342	$195	$—	$—	$195
Gross unrealized losses as of December 31, 2019 and 2018 were not material.
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

FINANCIAL STATEMENTS

The fair value of debt investments by contractual maturity are shown below:

(in millions)	December 31, 2019	December 31, 2018
One year or less	$80	$59
Over one year through five years	237	120
Over five years through ten years	8	3
Over ten years	17	12
Total fair value	$342	$194
The gross proceeds from sales and maturities of AFS securities for the years ended December 31, 2019, 2018, and 2017 are shown below. We had immaterial realized gains and losses from sales of investments for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
(in millions)	2019	2018	2017
Gross proceeds from sales	$76	$54	$—
Gross proceeds from maturities	83	47	14
Total	$159	$101	$14

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
We use an independent pricing source to determine the fair value of our securities. The independent pricing source utilizes various pricing models for each asset class; including the market approach. The inputs and assumptions for the pricing models are market observable inputs including trades of comparable securities, dealer quotes, credit spreads, yield curves and other market-related data.
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
We did not have any Level 3 financial instruments recognized in our balance sheet as of December 31, 2019 and 2018. There were no transfers between levels as of December 31, 2019 and 2018.

FINANCIAL STATEMENTS

Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2019 and 2018:

(in millions)	Level 1	Level 2	Total
December 31, 2019
Cash equivalents:
Money market mutual funds	$89	$—	$89
U.S. treasuries	—	3	3
Total cash equivalents	89	3	92
Investments:
Asset-backed securities	—	30	30
Corporate bonds	—	96	96
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	53	53
Other debt securities	—	10	10
Total investments	—	194	194
Restricted cash equivalents:
Money market mutual funds	42	—	42
U.S. treasuries	—	12	12
Certificate of deposit	—	2	2
Commercial paper	14	—	14
Total restricted cash equivalents	56	14	70
Restricted investments:
Corporate bonds	—	28	28
U.S. government agencies and government-sponsored agencies	—	9	9
U.S. treasuries	—	110	110
Certificate of deposit	—	1	1
Total restricted investments	—	148	148
Total investments and restricted cash equivalents and investments	$145	$359	$504

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2018
Cash equivalents:
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	1	1
Total cash equivalents	4	1	5
Investments:
Asset-backed securities	—	33	33
Corporate bonds	—	99	99
U.S. government agencies and government-sponsored agencies	—	7	7
U.S. treasuries	—	41	41
Other debt securities	—	9	9
Total investments	—	189	189
Restricted cash equivalents:
Money market mutual funds	48	—	48
Commercial paper	20	—	20
Total restricted cash equivalents	68	—	68
Restricted investments:			—
U.S. treasuries	—	5	5
Exchange traded fund	1	—	1
Certificate of deposit	—	2	2
Total restricted investments	1	7	8
Total investments and restricted cash equivalents and investments	$73	$197	$270

Fair Value of Financial Instruments Disclosure

Long-Term Debt
Our long-term debt is a floating rate debt and the fair value of our floating rate debt approximates its carrying value (exclusive of issuance costs) at December 31, 2019 and 2018. The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
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
The following table summarizes the fair value of our derivative instrument at December 31, 2019:

	December 31, 2019
				Fair Market Value
(in millions)	Hedge type	Final settlement date	Notional amount	Other current assets	Accounts payable and other current liabilities
Derivatives designated as hedging instruments
Collar - LIBOR	Cash flow	May 2022	$213	$—	$—

FINANCIAL STATEMENTS

The pre-tax effect of derivative instrument for year ended December 31, 2019 is insignificant and we estimate that an insignificant amount of net derivative gains or losses included in other comprehensive income will be reclassified into earnings within the following 12 months. There were no cash flows associated with the derivative for year ended December 31, 2019.
As of December 31, 2019, we do not hold, nor have we posted, any collateral related to the above derivative instrument.
The interest rate collar derivative is classified as Level 2 in the fair value hierarchy as its value is determined using observable inputs such as forward LIBOR curves.
NOTE 5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net, consists of the following:

(in millions)	December 31, 2019	December 31, 2018
Software	$174	$144
Office equipment, including data processing equipment	27	27
Leasehold improvements	24	21
Furniture, fixtures, and equipment	17	15
Projects in progress	3	2
Total	245	209
Less: Accumulated depreciation	(160)	(130)
Property and equipment, net	$85	$79

Projects in progress consist primarily of development costs for internally developed software, which we capitalize and amortize on a straight-line basis over the estimated useful life.
The following table summarizes our depreciation expense and capitalized internally developed software costs and related depreciation expense.

	Year Ended December 31,
(in millions)	2019	2018	2017
Depreciation expense	$41	$35	$28
Capitalized internally developed software costs	31	33	29
Depreciation expense for capitalized internally developed software costs	29	24	17

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following summarizes goodwill and other intangible assets:

		December 31, 2019			December 31, 2018
(in millions)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$289	$—	$289	$289	$—	$289
Amortizable intangibles:
Customer contracts	10 years	90	(76)	14	90	(71)	19
Developed technology	5 years	5	(4)	1	5	(3)	2
Total		$95	$(80)	$15	$95	$(74)	$21

Amortization of intangible assets during the years ended December 31, 2019, 2018 and 2017 was $5 million for each period. We evaluate the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the estimated remaining useful life.

FINANCIAL STATEMENTS

Expense related to intangibles amortization in future periods as of December 31, 2019 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2020	$5
2021	4
2022	4
2023	2
Total	$15

NOTE 7. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in millions)	2019	2018	2017
Total accrued costs, beginning of year	$238	$255	$255
Incurred
Current year	72	80	98
Prior years	(31)	(28)	(6)
Total incurred	41	52	92
Paid
Current year	(14)	(12)	(14)
Prior years	(51)	(57)	(78)
Total paid	(65)	(69)	(92)
Total accrued costs, end of year	$214	$238	$255
The following table summarizes workers' compensation liabilities on the consolidated balance sheets:

(in millions)	December 31, 2019	December 31, 2018
Total accrued costs, end of year	$214	$238
Collateral paid to carriers and offset against accrued costs	(9)	(13)
Total accrued costs, net of carrier collateral offset	$205	$225

Payable in less than 1 year (net of collateral paid to carriers of $3 as of December 31, 2019 and 2018)	$61	$67
Payable in more than 1 year (net of collateral paid to carriers of $6 and $10 as of December 31, 2019 and 2018, respectively)	144	158
Total accrued costs, net of carrier collateral offset	$205	$225
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the years ended December 31, 2019 and December 31, 2018, the favorable development was primarily due to lower than expected severity development on claims that had previously been reported, as well as a lower than expected reported claim frequency. For the year ended December 31, 2017, the favorable development was primarily due to lower than expected severity of reported claims associated with office worker WSEs in recent accident years.
As of December 31, 2019 and 2018, we had $46 million and $57 million, respectively, of collateral held by insurance carriers of which $9 million and $13 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.

FINANCIAL STATEMENTS

NOTE 8. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 9 years, some of which include options to extend for up to 15 years. As of December 31, 2019, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
During the year ended December 31, 2019, we recognized operating lease expense of $19 million.
During the year ended December 31, 2019, we paid $17 million to reduce operating lease liabilities and recognized $17 million in new operating lease liabilities in exchange for ROU assets.
As of December 31, 2019, the weighted average remaining lease term on our operating leases was 6.1 years. Future minimum lease payments as of December 31, 2019 and December 31, 2018 were as follows:

(in millions)	December 31, 2019 (1)	December 31, 2018 (2)
2019	$—	$18
2020	19	17
2021	11	11
2022	10	9
2023	9	8
2024	6	5
2025 and thereafter	19	20
Total future minimum lease payments	$74	$88
Less: imputed interest	(9)	N/A(3)
Total operating lease liabilities	$65	N/A(3)
Current portion	17	N/A(3)
Non-current portion	48	N/A(3)
(1) Presented in accordance with ASC 842.
(2) Presented in accordance with ASC 840.
(3) N/A - Not Applicable under ASC 840.
NOTE 9. LONG-TERM DEBT
As of December 31, 2019 and 2018, long-term debt consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
2018 Term Loan A	392	414
Total term loans	392	414
Deferred loan costs	(1)	(1)
Less: current portion	(22)	(22)
Long-term debt, noncurrent	$369	$391

Annual contractual interest rate	3.42%	4.15%
Effective interest rate	3.52%	4.25%

In June 2018 we entered into a $425 million term loan A (our 2018 Term Loan) under our new credit agreement (2018 Credit Agreement). The proceeds of the 2018 Term Loan were used to repay our previously outstanding term loans.

FINANCIAL STATEMENTS

The 2018 Credit Agreement includes a $250 million revolving credit facility (our 2018 Revolver), which will be used solely for working capital and other general corporate purposes. The 2018 Revolver includes capacity for a $20 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the 2018 Revolver. At December 31, 2019, we had $16 million of letters of credit outstanding and remaining capacity of $234 million under the 2018 Revolver.
Interest on our 2018 Term Loan is payable quarterly and is variable based on LIBOR plus 1.625% or the prime rate plus 0.625%, at our option, subject to certain rate adjustments based upon our total leverage ratio. At December 31, 2019, the interest rate was based on LIBOR plus 1.625%. We are required to pay a quarterly commitment fee on the daily unused amount of the commitments under our 2018 Revolver, as well as fronting fees and other customary fees for letters of credit issued under our 2018 Revolver, which is subject to adjustments based on our total leverage ratio.
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
The 2018 Credit Agreement contains certain financial covenants and restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates, as well as minimum interest coverage and maximum total leverage ratio requirements. We were in compliance with all financial covenants under the credit facilities at December 31, 2019.
The remaining balance of our 2018 Term Loan will be repaid in quarterly installments in aggregate annual amounts as follows:

	Year ending December 31,
(in millions)	2020	2021	2022	2023	2024	Thereafter
Term loan repayments	$22	$22	$22	$326	$—	$—

NOTE 10. COMMITMENTS AND CONTINGENCIES
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

FINANCIAL STATEMENTS

NOTE 11. STOCK BASED COMPENSATION
Equity Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. Shares available for grant as of December 31, 2019 was approximately 3 million.
The 2009 Equity Incentive Plan (the 2009 Plan), was terminated, replaced and superseded by the 2019 Plan, except that any outstanding awards granted under the 2009 Plan remain in effect pursuant to their terms.
Stock Options
Stock options are granted to employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options generally vest over 4 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity under our equity-based plan for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2018	655,515	$12.90	4.91	$19
Exercised	(187,504)	10.80
Expired	(6,000)	0.50
Balance at December 31, 2019	462,011	$13.90	4.02	$20
Exercisable at December 31, 2019	462,011	$13.90	4.02	$20
Vested and expected to vest at December 31, 2019	462,011	$13.90	4.02	$20

	Year Ended December 31,
Additional Disclosures for Stock Options (in millions)	2019	2018	2017
Total fair value of options vested	$1	$4	$7
Total intrinsic value of options exercised	9	24	36
Cash received from options exercised	2	7	11

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Awards granted in 2019 and 2018 are based on a single-year performance period subject to subsequent multi-year vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs and RSAs are generally forfeited if the participant terminates service prior to vesting.

FINANCIAL STATEMENTS

The following tables summarize RSU and RSA activity under our equity-based plans for the year ended December 31, 2019:

	Time-based RSUs and RSAs
	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	1,560,685	98,445	1,659,130	$33.88
Granted	616,224	—	616,224	60.99
Vested	(891,633)	(37,309)	(928,942)	32.53
Forfeited	(180,547)	—	(180,547)	38.89
Nonvested at December 31, 2019	1,104,729	61,136	1,165,865	$48.47

	Performance-based RSUs and RSAs
	Total Number of RSUs	Total Number of RSAs	Total Number Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	176,869	248,347	425,216	$42.02
Granted	83,110	—	83,110	59.83
Vested	(155,589)	(122,387)	(277,976)	39.45
Cancelled	(61,400)	—	(61,400)	61.75
Forfeited	(27,238)	(11,103)	(38,341)	41.52
Nonvested at December 31, 2019	15,752	114,857	130,609	$49.70

	Time-based RSUs and RSAs
	Year Ended December 31,
Additional Disclosures for equity-based plans	2019	2018	2017
Total grant date fair value of shares granted (in millions)	$38	$38	$37
Total grant date fair value of shares vested (in millions)	$30	$28	$21
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	315,762	348,010	332,857

	Performance-based RSUs and RSAs
	Year Ended December 31,
Additional Disclosures for equity-based plans	2019	2018	2017
Total grant date fair value of shares granted (in millions)	$4	$14	$10
Total grant date fair value of shares vested (in millions)	$11	$7	$—
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	135,877	110,222	2,244

Employee Stock Purchase Plan

Our 2014 Employee Stock Purchase plan (ESPP) offers eligible employees an option to purchase shares of our common stock through payroll deductions. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. The plan is considered to be a compensatory plan. As of December 31, 2019, approximately 3 million shares were reserved for future issuances under the ESPP.

FINANCIAL STATEMENTS

In applying the Black Scholes option valuation model for the ESPP options, we use the following assumptions:

	Year Ended December 31,
(in millions)	2019	2018	2017
Expected Term (in Years)	0.5	0.5	0.5
Expected Volatility	27-42%	27-37%	28-37%
Risk-Free Interest Rate	1.6-2.5%	1.42-2.5%	0.62-1.42%
Expected Dividend Yield	0%	0%	0%

Shares Issued under ESPP	207,324	175,966	224,928

Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans was as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Cost of providing services	$8	$10	$8
Sales and marketing	3	8	6
General and administrative	28	22	14
Systems development and programming costs	2	4	4
Total stock based compensation expense	$41	$44	$32
Total stock based compensation capitalized	$1	$—	$—
Income tax benefit related to stock based compensation expense	$11	$11	$7
Tax benefit realized from stock options exercised and similar awards	$18	$23	$28
The table below summarizes unrecognized compensation expense for the year ended December 31, 2019 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$—	0
Nonvested RSUs	51	2.27
Nonvested RSAs	2	0.49

FINANCIAL STATEMENTS

NOTE 12. STOCKHOLDERS' EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the year ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Shares issued and outstanding, beginning balance	70,596,559	69,818,392	69,015,690
Issuance of common stock from vested restricted stock units	1,036,119	1,634,271	1,020,352
Issuance of common stock from exercise of stock options	187,504	617,157	1,441,957
Issuance of common stock for employee stock purchase plan	207,324	175,966	224,928
Repurchase of common stock	(2,510,376)	(1,190,995)	(1,549,434)
Awards effectively repurchased for required employee withholding taxes	(451,639)	(458,232)	(335,101)
Shares issued and outstanding, ending balance	69,065,491	70,596,559	69,818,392

Stock Repurchases
On February 6, 2019, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. This repurchase authorization has no expiration. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity.
The following table summarizes the share repurchases under this program for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Total cost	$140	$61	$44
Total shares	2,510,376	1,190,995	1,549,434
Average price per share	$55.64	$51.22	$34.46

As of December 31, 2019, $236 million remains available for repurchase under all authorizations approved by the board of directors.

FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES
Provision for Income Taxes
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are not subject to any material income tax examinations in federal or state jurisdictions for tax years prior to January 1, 2015. The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2019	2018	2017
Current:
Federal	$53	$41	$46
State	12	7	1
Total Current	65	48	47
Deferred:
Federal	(2)	(3)	12
State	(5)	4	3
Revaluation due to legislative changes	—	—	(40)
Total Deferred	(7)	1	(25)
Total	$58	$49	$22

Certain prior year amounts have been reclassified to conform to current period presentation. The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2019			2018			2017
(in millions, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$270			$241			$200
U.S. federal statutory tax rate		$57	21%		$51	21%		$70	35%
State income taxes, net of federal benefit		20	7		18	8		10	5
Tax rate change		—	—		—	—		(40)	(20)
Nondeductible meals, entertainment and penalties		1	—		1	—		1	—
Stock based compensation		(1)	—		(9)	(4)		(15)	(7)
Uncertain tax positions		—	—		1	—		4	2
Tax credits		(7)	(3)		(5)	(2)		(4)	(2)
State and tax return to provision adjustments		(8)	(3)		(7)	(3)		(5)	(3)
Sec 199 benefits		(1)	—		—	—		(3)	(1)
Other		(3)	(1)		(1)	—		4	2
Total		$58	21%		$49	20%		$22	11%

Our effective income tax rate increased by 1% to 21% in 2019 from 20% in 2018. The increase was primarily attributable to one-time expenses associated with stock based compensation and a reduction from excess tax benefits related to stock-based compensation. These increases were partially offset by a one-time benefit associated with prior year tax expense and changes in valuation allowance.
The revaluation of deferred taxes from changes in the statutory tax rates resulted in a discrete tax benefit representing an immaterial amount in 2019 and 2018, and 20% for the year ended December 31, 2017.

FINANCIAL STATEMENTS

Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2019	2018
Deferred tax assets:
Net operating losses (federal and state)	$3	$3
Accrued expenses	10	8
Accrued workers' compensation costs	9	9
Stock based compensation	3	8
Tax benefits relating to uncertain positions	1	—
Tax credits (federal and state)	7	7
Total	33	35
Valuation allowance	(5)	(7)
Total deferred tax assets	28	28
Deferred tax liabilities:
Depreciation and amortization	(27)	(24)
Deferred service revenues	(41)	(62)
Prepaid health plan expenses	(1)	—
Prepaid commission expenses	(19)	(9)
Total deferred tax liabilities	(88)	(95)
Net deferred tax liabilities	$(60)	$(67)

As of December 31, 2019 and 2018, we have various state net operating loss carryforwards of $53 million and $61 million, respectively, which, if unused, will expire in years 2020 through 2039 with the exception of an immaterial amount that will be carried forward indefinitely. As of December 31, 2019 and 2018, we have state tax credit carryforwards (net of federal benefit) of $6 million and $7 million, respectively available that will begin expiring in 2021, which are offset by a valuation allowance of $4 million and $6 million as of December 31, 2019 and 2018, respectively.
The provision for income taxes for the year ended December 31, 2019 included $8 million of excess tax benefits resulting from equity incentive plan activities.
We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the U.S. filed cross motions for summary judgment in federal district court. On September 17, 2018, the district court granted our motion for summary judgment and denied the U.S.'s motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The U.S. filed a notice of appeal of the federal district court's decision on March 18, 2019. The U.S. filed its opening brief in the court of appeals on June 10, 2019 and we filed our answering brief on July 24, 2019 to which the government filed its reply brief on September 6, 2019. We will continue to vigorously defend our position through the litigation process. Given the uncertainty of the outcome of any appeal, it remains possible that our recovery of the refund will be less than the total amount in dispute.

FINANCIAL STATEMENTS

Valuation Allowance
We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. A reconciliation of the beginning and ending amount of the valuation allowance is presented in the table below:

	Year Ended December 31,
(in millions)	2019	2018	2017
Valuation allowance at January 1	$7	$7	$6
Credited/ charged to net income	(2)	—	1
Valuation allowance at December 31	5	7	7

Uncertain Tax Positions
As of December 31, 2019 and 2018, the total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $7 million and $6 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is presented in the table below:

	Year Ended December 31,
(in millions)	2019	2018	2017
Unrecognized tax benefits at January 1	$6	$6	$1
Additions for tax positions of prior periods	1	1	4
Additions for tax positions of current period	1	—	1
Reductions for tax positions of prior period:
Lapse of applicable statute of limitations	(1)	(1)	—
Unrecognized tax benefits at December 31	$7	$6	$6

As of December 31, 2019 and 2018, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties, is included in other liabilities on the consolidated balance sheet.
It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.

FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Net income	$212	$192	$178
Weighted average shares of common stock outstanding	70	70	69
Basic EPS	$3.04	$2.72	$2.57

Net income	$212	$192	$178
Weighted average shares of common stock outstanding	70	70	69
Dilutive effect of stock options and restricted stock units	1	2	2
Weighted average shares of common stock outstanding	71	72	71
Diluted EPS	$2.99	$2.65	$2.49

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	2

NOTE 15. 401(k) PLAN
The Company maintains a defined contribution 401(k) plan for the benefit of corporate employees. Under our 401(k) plan, eligible employees may elect to contribute based on their eligible compensation. The Company matches a portion of employee contributions, which amounted to $14 million, $11 million, and $6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.
NOTE 16. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or our executive officer or board member is a member of the customer / vendor company's board of directors. We have received $25 million, $20 million, and $22 million in total revenues from such related parties during the years ended December 31, 2019, 2018 and 2017, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $10 million, $5 million, and $6 million during the years ended December 31, 2019, 2018 and 2017, for services we received, respectively.

FINANCIAL STATEMENTS

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
(in millions, except per share data)	March 31	June 30	September 30	December 31
2019
Total revenues	$934	$935	$969	$1,018
Insurance costs	683	704	748	792
Operating income	82	55	68	63
Net income	63	46	55	48
Basic net income per share	$0.91	$0.65	$0.80	$0.69
Diluted net income per share	$0.89	$0.64	$0.78	$0.68
2018
Total revenues	$861	$850	$875	$917
Insurance costs	641	630	647	692
Operating income	71	76	62	42
Net income	54	58	51	29
Basic net income per share	$0.77	$0.82	$0.73	$0.41
Diluted net income per share	$0.75	$0.80	$0.71	$0.40

DISCLOSURE CONTROLS AND PROCEDURES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 in ensuring that

i.
information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and

ii.	such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

MANAGEMENT AND CERTAIN SECURITY HOLDERS

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

FINANCIAL STATEMENT SCHEDULES

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of the report:
(1) The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.
Item 16. Form 10-K Summary.
None.

EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017

3.3	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	5/8/2015

10.3*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.4*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.6	3/4/2014

10.5*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	4/30/2018

10.6*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/30/2018

10.7*	Form of Restricted Stock Award Agreement and Restricted Stock Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.3	4/30/2018

10.8*	Form of Performance-Based Restricted Stock Award Agreement and Performance-Based Restricted Stock Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.	10-Q	001-36373	10.4	4/30/2018

10.9*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/29/2019

EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.10*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.3	4/29/2019

10.11*	TriNet Group, Inc. 2019 Equity Incentive Plan.	10-Q	001-36373	10.1	7/25/2019

10.12*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan.	10-Q	001-36373	10.2	7/25/2019

10.13*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.14*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.15*	Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-36373	10.7	2/27/2018

10.16*	TriNet Group, Inc. Severance Benefit Plan.	10-K	001-36373	10.10	4/1/2016

10.17*	TriNet Group, Inc. Amended and Restated Executive Severance Benefit Plan	8-K	001-36373	10.1	5/23/2017

10.18*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.19	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.20*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.21*	Employment Agreement, dated March 31, 2017, between Richard Beckert and TriNet Group, Inc.	10-Q	001-36373	10.1	8/1/2017

10.22*	Second Amended and Restated Employment Agreement, dated December 31, 2016, between Edward Griese and TriNet Group, Inc.	10-Q	001-36373	10.2	8/1/2017

10.23*	Employment Agreement, dated October 16, 2017, between Barrett Boston and TriNet Group, Inc., as amended on February 26, 2018.	10-K	001-36373	10.15	2/27/2018

10.24*	Employment Agreement, dated November 19, 2018, between Samantha Wellington and TriNet Group, Inc.	10-K	001-36373	10.22	2/14/2019

10.25*	First Amended and Restated Employment Agreement, dated April 9, 2018, between TriNet Group, Inc. and Olivier Kohler.	10-Q	001-36373	10.1	4/29/2019

10.26*	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.27*	Credit Agreement, dated as of June 22, 2018, among TriNet Group, Inc., TriNet USA, Inc., as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent.	8-K	001-36373	10.1	6/22/2018

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.SCHCAL	Inline XBRL Taxonomy Extension SchemaCalculation Linkbase Document.					X

101.CALDEF	Inline XBRL Taxonomy Extension CalculationDefinition Linkbase Document.					X

101.DEFLAB	Inline XBRL Taxonomy Extension DefinitionLabel Linkbase Document.					X

101.LABPRE	Inline XBRL Taxonomy Extension LabelPresentation Linkbase Document.					X

101.PRE104	XBRL Taxonomy Extension Presentation Linkbase Document.Cover Page Interactive Data File (embedded with the Inline XBRL document).					X

*	Constitutes a management contract or compensatory plan or arrangement.
**
Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of 13th February, 2020.

TRINET GROUP, INC.

Date: February 13, 2020	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: February 13, 2020	By:	/s/ Richard Beckert
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

Signature	Title	Date

/s/ Burton M. Goldfield	Chief Executive Officer (principal executive officer)	February 13, 2020
Burton M. Goldfield

/s/ Richard Beckert	Chief Financial Officer (principal financial officer)	February 13, 2020
Richard Beckert

/s/ Michael P. Murphy	Chief Accounting Officer (principal accounting officer)	February 13, 2020
Michael P. Murphy

/s/ Michael J. Angelakis	Director	February 13, 2020
Michael J. Angelakis

/s/ Katherine August-deWilde	Director	February 13, 2020
Katherine August-deWilde

/s/ Martin Babinec	Director	February 13, 2020
Martin Babinec

/s/ H. Raymond Bingham	Director	February 13, 2020
H. Raymond Bingham

/s/ Paul Chamberlain	Director	February 13, 2020
Paul Chamberlain

/s/ Kenneth Goldman	Director	February 13, 2020
Kenneth Goldman

/s/ Shawn Guertin	Director	February 13, 2020
Shawn Guertin

/s/ David C. Hodgson	Director	February 13, 2020
David C. Hodgson

/s/ Dr. Jacqueline Kosecoff	Director	February 13, 2020
Dr. Jacqueline Kosecoff

/s/ Wayne B. Lowell	Director	February 13, 2020
Wayne B. Lowell