Form 10-Q
period 2020-03-31
TRINET GROUP, INC.
filed 2020-04-28
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 21, 2020 was 67,290,388.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2020

TABLE OF CONTENTS

	Form 10-Q Cross Reference	Page
Glossary		3
Unaudited Condensed Consolidated Financial Statements	Part I, Item 1.	28
Condensed Consolidated Statements of Income and Comprehensive Income		28
Condensed Consolidated Balance Sheets		29
Condensed Consolidated Statements of Stockholders' Equity		30
Condensed Consolidated Statements of Cash Flows		31
Notes to Condensed Consolidated Financial Statements		32
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Part I, Item 2.	8
Quantitative and Qualitative Disclosures About Market Risk	Part I, Item 3.	27
Controls and Procedures	Part I, Item 4.	27
Legal Proceedings	Part II, Item 1.	43
Risk Factors	Part II, Item 1A.	6
Unregistered Sales of Equity Securities and Use of Proceeds	Part II, Item 2.	43
Defaults Upon Senior Securities	Part II, Item 3.	43
Mine Safety Disclosures	Part II, Item 4.	43
Other Information	Part II, Item 5.	43
Exhibits	Part II, Item 6.	44

GLOSSARY

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale
ASC	Accounting standards codification
ASU	Accounting standards update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and Amortization
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HR	Human Resources
IRS	Internal Revenue Service
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NIM	Net Insurance Margin
NISR	Net Insurance Service Revenues
NSR	Net service revenues
OE	Operating expenses
PFC	Payroll funds collected
PSR	Professional service revenues
Reg FD	Regulation Fair Disclosure
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
SD&P	Systems development and programming
SEC	Securities and Exchange Commission
SMB	Small to midsize business
U.S.	United States
WSE	Worksite employee

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements and Other Financial Information
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our expectations regarding the impact of the COVID-19 pandemic; our ability to modify product and service offerings to assist clients affected by COVID-19; the impact of our vertical approach, our ability to leverage our scale and industry HR experience to deliver vertical product and service offerings; the growth of our customer base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the customer experience; the impact of our customer service initiatives; the volume and severity of insurance claims and the impact of COVID-19; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business and the impact of COVID-19; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 13, 2020 (2019 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2019 Form 10-K, the risks appearing under the heading “Risk Factors” in Item Part II, Item 1A of this Form 10-Q, as well as in our other periodic filings with the SEC, and including risk factors associated with: the impact of the COVID-19 pandemic on our business and the business of our clients; our ability to mitigate the business risks we face as a co-employer; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; the effects of volatility in the financial and economic environment on the businesses that make up our client base; the impact of the concentration of our clients in certain geographies and industries; the impact of failures or limitations in the business systems we rely upon; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to manage our client attrition; our ability to improve our technology to satisfy regulatory requirements and meet the expectations of our clients; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information from cyber-attacks and security breaches; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply with the laws and regulations that govern PEOs and other similar industries; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operation and stock price due to factors outside of our control, such as the volume and severity of our workers’ compensation and health insurance claims and the amount and timing of our insurance costs, operating expenses and capital expenditure requirements; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock.  Any of these factors could cause our actual results to differ materially from our anticipated results.
Forward-looking statements are not guarantees of future performance, but are based on management’s expectations as of the date of this Form 10-Q and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from our current

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

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
Website Disclosures
We use our website (www.trinet.com) to announce material non-public information to the public and to comply with our disclosure obligations under Regulation Fair Disclosure (Reg FD). We also use our website to communicate with the public about our Company, our services, and other issues. Our SEC filings, press releases and recent public conference calls and webcasts can also be found on our website. The information we post on our website could be deemed to be material information under Reg FD. We encourage investors and others interested in our Company to review the information we post on our website. Information contained in or accessible through our website is not a part of this report.

RISK FACTORS

Risk Factors
Other than the inclusion of the additional risk factor below, there have been no material changes in our risk factors disclosed in Part 1, Item 1A. of our 2019 Form 10-K.
The unprecedented economic, health and business disruption caused by the COVID-19 pandemic is impacting our business and could result in a material adverse effect on our business, results of operation and/or financial condition.
The outbreak of the novel coronavirus (COVID-19) pandemic and the measures being taken at every level of government to prevent its spread have resulted in an economic slowdown and an unprecedented disruption to our business and the businesses of our small and mid-size business clients. We cannot predict or control all of these disruptions, and any such disruptions may have a material adverse effect on our financial condition and results of operations.
Actual and potential impact on clients and prospects
This change in the economic environment is starting to have, and will continue to have, an adverse economic impact on our small and mid-size business clients and potential clients. We are seeing affected businesses freeze and furlough headcount, terminate employees, partially or completely shut down business operations, and business failures. Impacted businesses may also face liquidity issues, reduced budgets, and may otherwise be unable to pay for our services or the same level of our services. All of these issues have the potential to result in a material adverse effect on our revenues and margins, our financial condition and results of operations, and/or on our ability to attract and retain customers. See the risk factor titled “Our SMB clients are particularly affected by volatility in the financial and economic environment, which could harm our business” in our 2019 Form 10-K for more details.
Shelter-in-place, quarantine and other similar orders have been widely issued across the United States, including in all or nearly all of the locations where our clients and potential clients are located. We cannot predict the length of such measures in any given location. To the extent that these regions become hot spots for COVID-19 the length of these measures may be extended, which could have a further negative impact on the businesses of our clients and potential clients and result in a material adverse effect on our business.
Actual and potential impact on insurance costs
The spread of COVID-19 has changed how and when our WSEs incur group health insurance expenses. As a result, we are beginning to experience and expect to continue to experience higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies, due to changing trends in the volume and severity of medical and pharmaceutical claims, including COVID-19 testing and treatment costs. This variability arises from changes to the timing and components of medical cost trend (MCT), defined as changes in participant use of services, the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, unit cost and timing of services provided to plan participants. It is difficult for us to predict how this MCT and these aspects of our business will change as a result of the COVID-19 pandemic, and any such changes may have a material adverse effect on our business. COVID-19 stay-at-home orders and social distancing policies are decreasing, and we expect will continue to decrease, the near-term utilization of medical services as enrollees defer or cancel elective procedures and reduce outpatient medical, dental and vision services, however, we cannot predict the rate at which enrollees will increase utilization of medical services in subsequent quarters once COVID-19 stay-at-home order and social distancing policies are lifted. For details on how medical cost trend impacts our insurance costs, see Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A, in our Form 10-K, and see the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” in our 2019 Form 10-K for more details. In addition, California and Illinois are contemplating proposals that could require employers to presumptively cover COVID-19 related workers’ compensation claims of employees working during stay-at-home orders. Our insurance costs are affected by our WSE’s workers’ compensation insurance claims experience, and any law that increases the number of workers’ compensation claims under our insurance policies could have a material adverse effect on our insurance costs and financial condition. See the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” in our 2019 Form 10-K for more details.

RISK FACTORS

Actual and potential impact of the laws governing our industry
Every level of government is enacting new laws and programs to help the economy, employers and employees. For example, Congress recently enacted the Families First Coronavirus Relief Act and the Coronavirus Aid, Relief and Economic Security Act, which created numerous new programs, including new mandatory employee leave requirements, new payroll tax deferral and tax credit programs and other employment- and employment tax-related incentives. Additional federal laws may be passed and many states are following suit with similar sweeping legislation. We are spending, and will continue to spend, significant time and resources to comply with new laws and to provide the COVID-10 assistance programs created by these laws for our clients. Most of these laws and programs have not been, and we do not anticipate will be, enacted with the PEO industry in mind. As a result, we cannot guarantee we will be able to support all of these laws and programs in a timely and cost effective manner or at all, which could reduce or eliminate the attractiveness of our products and services and/or affect the ability of our clients to realize all the benefits of these laws and programs. In addition, since many of these laws do not specifically address the PEO industry and regulators are unfamiliar with the PEO industry, we expect to experience unpredictable and inconsistent application, interpretation and enforcement of these laws and regulations, which could have a material adverse effect on our business. See the risk factor titled “Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business” in our 2019 Form 10-K for more details.
Actual and potential impact on human resources and cyber security
In response to local laws and guidance intended to reduce the spread of COVID-19, in mid-March we closed our offices across the country and implemented remote working. Remote work increases our risk of experiencing a material cyber-attack or other security-related incident. See the risk factor titled “Cyber-attacks or other security-related incidents could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation” in our 2019 Form 10-K for more details. In addition, responding to the COVID-19 pandemic has diverted, and will continue to divert, the time and attention of our management and service teams. Certain of our employees and their immediate families have been and will likely become ill as a result of COVID-19, which may reduce the staff we have available. As a result, our ability to provide products and services in the same way and in the same timeframe that our clients have come to expect may be negatively impacted.
Actual and potential impact of the risks described above
Any of the risks above could have a material adverse effect on our business, results of operations or financial condition. However, the extent to which such COVID-19 related risks will impact our business remains uncertain and will depend on a variety of factors that are changing on a day-to-day basis and that we may not be able to accurately predict, such as the duration and scope of the pandemic, the disruption of the national and global economy caused by the pandemic, the length of the economic downturn, the laws, programs and actions that governments will take in response to the pandemic, the extent to which our clients businesses contract or fail during the pandemic, the extent to which new laws intended to help small and mid-size businesses can be supported by the PEO industry, the extent to which our own operations are impacted by office closures, remote work and/or infections. and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors could exacerbate the risks and uncertainties identified above or that are set forth in our 2019 Form 10-K, and result in a material adverse effect on our business, financial condition and results of operations.

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
Operational Highlights
Our consolidated results for the first quarter of 2020 reflect growth, disciplined financial management, and our continuing focus on serving our customers and improving our brand awareness through our marketing campaign: People Matter.
Our customers are our focus, and we are investing in our processes to ensure a stronger customer experience. We expect this investment will further enhance our value to our customers, support retention and provide further efficiency and scale for our operations. We started this work in 2018 and expect this to continue in the near-term.
During the first quarter of 2020:

•	we continued to grow our revenues,

•	exercised discretion in our spending,

•	maintained our net insurance margin by pricing to risk and working with our carriers to manage costs, and

•	enhanced our short-term cash reserves by drawing down $234 million on our credit facility.
The outbreak of the novel coronavirus (“COVID-19”) pandemic and the measures being taken at every level of government to prevent its spread have resulted in an economic slowdown and an unprecedented disruption to our business and the businesses of our small and mid-size business clients.
We are actively evaluating and responding to the impact of the COVID-19 pandemic on our business and our clients' businesses.
Actions we have taken to date include:

•	providing ongoing and timely information, resources and offerings to customers and other SMBs to help them navigate the rapidly changing and complicated COVID-19 business landscape,

•	facilitating access to alternative health plan options in addition to COBRA,

•
enacting new programs in response to the Families First Coronavirus Relief Act and the Coronavirus Aid, Relief and Economic Security Act to enable new payroll tax deferral and tax credit programs and other employment and non-employment tax-related incentives for our customers, and

•	helping our customers navigate the various small business relief loan programs,
We have delivered on these customer-focused initiatives and in March 2020, we have implemented remote working and office closures around the country for non-essential activities as the health and well-being of our employees is important to us.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
These operational achievements drove the financial performance improvements noted below in the first quarter of 2020 when compared to the same period of 2019:
Q1 2020

	$1.0B		$120M		$283M
	Total revenues		Operating income		Net Service Revenue *
	12%	increase	46%	increase	13%	increase

	$91M		$1.31		$97M
	Net income		Diluted EPS		Adjusted Net income *
	44%	increase	47%	increase	41%	increase

*	Non-GAAP measure as defined in the section below.
Our results for WSEs in the first quarter of 2020 when compared to the same period of 2019 were:

336,348		336,846
Average WSEs		Total WSEs
8%	increase	6%	increase

During the first quarter of 2020, our total revenues grew by 12% and NSR grew by 13%, primarily as a result of our Average WSE growth. Net income increased 44% and adjusted net income increased 41% due to continued expense discipline in the first quarter of 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial Metrics
The following key financial metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended March 31,
(in millions, except per share and WSE data)	2020	2019	% Change
Income Statement Data:
Total revenues	$1,048	$934	12%
Net income	91	63	44
Diluted net income per share of common stock	1.31	0.89	47
Non-GAAP measures (1):
Net Service Revenues	283	251	13
Net Insurance Service Revenues	127	115	10
Adjusted EBITDA	145	108	34
Adjusted Net Income	97	69	41
(1)    Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

(in millions)	March 31, 2020	December 31, 2019	% Change
Balance Sheet Data:
Working capital	284	228	25%
Total assets	2,765	2,748	1
Debt	620	391	59
Total stockholders’ equity	533	475	12

	Three Months Ended March 31,
(in millions)	2020	2019		% Change
Cash Flow Data:
Net cash used in operating activities	$(282)	$(142)		99%
Net cash used in investing activities	(94)	(11)		755
Net cash provided by (used in) financing activities	185	(47)		(494)
Non-GAAP measure(1):
Corporate operating cash flows	119	78	169	53
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
The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation from, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Corporate Operating Cash Flows
• Net cash provided by (used in) operating activities, excluding the effects of:
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

(1)
Non-GAAP effective tax rate is 25.5% and 26% for first quarter of 2020 and 2019, respectively, which excludes the income tax impact from stock based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended March 31,
(in millions)	2020	2019
Total revenues	$1,048	$934
Less: Insurance costs	765	683
Net Service Revenues	$283	$251
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended March 31,
(in millions)	2020	2019
Insurance service revenues	$892	$798
Less: Insurance costs	765	683
Net Insurance Service Revenues	$127	$115
NIM	14%	14%

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$91	$63
Provision for income taxes	30	20
Stock based compensation	9	9
Interest expense and bank fees	4	5
Depreciation and amortization of intangible assets	11	11
Adjusted EBITDA	$145	$108
Adjusted EBITDA Margin	51%	43%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$91	$63
Effective income tax rate adjustment	(1)	(1)
Stock based compensation	9	9
Amortization of intangible assets	1	1
Income tax impact of pre-tax adjustments	(3)	(3)
Adjusted Net Income	$97	$69

The table below presents a reconciliation of net cash used in operating activities to corporate operating cash flows:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash used in operating activities	$(282)	$(142)
Change in WSE related other current assets	110	45
Change in WSE related liabilities	291	175
Corporate Operating Cash Flows	$119	$78

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs increased 8% in the first quarter of 2020, compared to the same period in 2019, primarily in our Technology and Professional Services verticals due to reduced attrition and continued hiring in our installed base in the final three quarters of 2019, offset by seasonal attrition in the current quarter.
Total WSEs can generally be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in growing our business and retaining clients. Total WSEs decreased 1% compared to December 2019 due to seasonal attrition of clients, partially offset by new sales and WSE growth in our installed base. As a result of the COVID-19 pandemic, we believe that we will experience increased attrition and a reduction of WSEs in our installed base across all verticals in the coming quarters, particularly within our Main Street and Professional Services verticals.
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
We are focused on retaining and growing our WSE base and continue to review acquisition opportunities that would add appropriately to our scale. We continue to invest in our efforts to enhance our customers' and WSEs' experiences, through operational and process improvements and manage attrition that we believe we will experience as a result of the COVID-19 pandemic.

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
Monthly total revenues per Average WSE is a measure we use to monitor the success of our product and service pricing strategies. This measure increased 4% during the first quarter of 2020 compared to the same period in 2019.
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

The changes in volume during the first quarter of 2020, when compared to the same period in 2019, were primarily driven by WSE growth, especially in our Technology and Professional Services verticals. We continued to price to the value of our services and, for our insurance offerings, to our expected risk, resulting in the change in rate during the first quarter of 2020, when compared to the same period in 2019.
The change in the U.S. economy due to COVID-19 is having a negative impact on our SMB customers and prospects. Affected businesses, particularly in our Main Street and Professional Services verticals, are furloughing and terminating employees and reducing hiring. These actions by our customers, combined with business shutdowns and failures will negatively impact revenue volume growth in subsequent quarters. The adverse economic environment will also reduce our ability to achieve rate increases in subsequent quarters. As a result, we expect PSR, ISR and total revenues to decrease in subsequent quarters.

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
The table below provides a view of the changes in components of operating income for the first quarter of 2020, as compared to the same period in 2019.

(in millions)
$82	First Quarter 2019 Operating Income
+114	Higher total revenues primarily as a result of WSE growth, especially in our Technology and Professional Services verticals and increases in ISR fees.
-82	Higher insurance costs primarily as a result of an increase in WSE growth.
+6	Lower OE primarily a result of reduction in compensation related expenses.
$120	First Quarter 2020 Operating Income

Professional Service Revenues
Our clients are billed either based on a fee per WSE per month per transaction or on a percentage of the WSEs’ payroll. For those clients (primarily Main Street clients) that are billed on a percentage of WSEs' payroll, as our clients' payrolls increase or decrease, our fees also increase or decrease, respectively.
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
The increase in PSR, for the first quarter of 2020, when compared to the same period in 2019, reflects the result of WSE growth in our Technology and Professional Services verticals, the result of our vertical pricing strategy and ongoing change in mix of our WSEs.

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
The growth in ISR for the first quarter of 2020, as compared to the same period in 2019, primarily resulted from increases in Average WSEs and changes in rate due to higher insurance service fees per plan participant.

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
The growth in insurance costs for the first quarter of 2020, as compared to the same period in 2019, primarily resulted from increases in Average WSEs. The increase in insurance cost rates during the first quarter of 2020, as compared to the same period in 2019, was primarily driven by increased severity of health costs per enrollee (medical cost trend) during the first quarter of 2020.
We did not incur significant insurance costs related to COVID-19 during the first quarter of 2020. We expect to incur costs for the testing and treatment of enrollees affected by COVID-19 in subsequent quarters.
Historically, health claims costs have tended to increase throughout the year as the utilization of medical services above each WSE's deductible causes our insurance costs to increase.  While medical services utilization did not vary significantly in the first quarter of 2020 due to the late emergence of COVID-19, we expect the utilization of medical services in subsequent quarters to decrease as enrollees defer or cancel non-essential elective procedures and reduce outpatient medical, dental and vision services.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.
NIM remained consistent year-over-year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our operating expenses and allocate resources across different business functions based on a percentage of NSR, which has decreased to 58% in the first quarter of 2020 from 67% in the same period in 2019.
We had approximately 2,800 corporate employees as of March 31, 2020 in 48 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 64% of our OE in the first quarter of 2020, compared to 65% in the same period in 2019.
During the first quarter of 2020, we experienced operating expense decrease of 4% when compared to the same period in 2019. During the first quarter of 2020, the percent of OE to total revenues was 16%, compared to 18% in the same period in 2019. While expense discipline initiatives will continue, we expect the ratio of OE to total revenues to increase in subsequent quarters as total revenues decrease and we continue to invest in projects to improve our customer and WSE experience.
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and depreciation and amortization. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(in millions)
$169	Q1 2019 Operating Expense
-3	G&A decreased in the first quarter of 2020, driven by a decrease in compensation related expenses and professional fees such as consulting costs.
-3	SD&P decreased in the first quarter of 2020, primarily due to a decrease in compensation related expenses.
$163	Q1 2020 Operating Expenses
We break out the change in expenses that make up our OE in the chart below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense under our credit facility.
Interest income remained consistent year-over-year. Our investment strategy contributes to our interest income, net income, Adjusted Net Income and Adjusted EBITDA. Interest expense, bank fees and other decreased year-over-year due to the lower effective interest rate in the first quarter of 2020 combined with the lower remaining balance on our long-term debt. Our interest expense is expected to increase in the future as a result of the $234 million draw down on our revolving credit facility in March 2020, which is intended to enhance our short-term cash reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Income Taxes
Our effective tax rate (ETR) was 25% and 24% for the first quarter of 2020 and 2019, respectively. The change in ETR was driven by a 2% increase primarily from a decrease in tax benefits recognized from excess tax benefits related to stock-based compensation offset by a 1% decrease from a benefit associated with prior year tax expense.

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

	March 31, 2020			December 31, 2019
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$521	$—	$521	$213	$—	$213
Investments	65	—	65	68	—	68
Restricted cash, cash equivalents and investments	15	764	779	15	1,165	1,180
Other current assets	52	475	527	45	365	410
Total current assets	$653	$1,239	$1,892	$341	$1,530	$1,871

Total current liabilities	$369	$1,239	$1,608	$113	$1,530	$1,643

Working capital	$284	$—	$284	$228	$—	$228
Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
We manage our sponsored benefit and workers' compensation insurance obligations by maintaining collateral funds in restricted cash, cash equivalents and investments. These collateral amounts are generally determined at the beginning of each plan year and we may be required by our insurance carriers to adjust our collateral balances when facts and circumstances change. We regularly review our collateral balances with our insurance carriers and anticipate funding further collateral in the future based upon our capital requirements. We classify our restricted cash, cash equivalents and investments as current and noncurrent assets to match against the anticipated timing of payments to carriers.
Working capital for corporate purposes

Corporate working capital as of March 31, 2020 increased $56 million from December 31, 2019, driven by positive operating cashflow offset by stock repurchases and investments in available for sales marketable securities. We use our available cash and cash equivalents to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from corporate operating activities, and the potential issuance of debt or equity securities. We believe that our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2020			2019
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$119	$(401)	$(282)	$78	$(220)	$(142)
Investing activities	(19)	(75)	(94)	(11)	—	(11)
Financing activities	185	—	185	(47)	—	(47)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$285	$(476)	$(191)	$20	$(220)	$(200)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	291	1,165	1,456	425	924	1,349
End of period	$576	$689	$1,265	$445	$704	$1,149

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$308	$—	$308	$23	$—	$23
Restricted	(23)	(476)	(499)	(3)	(220)	(223)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$91	$63
Depreciation and amortization	15	18
Noncash lease expense	4	—
Stock based compensation expense	9	9
Payment of interest	(3)	(4)
Income tax payments, net	(1)	(1)
Changes in other operating assets	(16)	(4)
Changes in other operating liabilities	20	(3)
Net cash provided by operating activities - Corporate	$119	$78
Collateral (paid to) refunded from insurance carriers, net	1	—
Changes in other operating assets	(110)	(45)
Changes in other operating liabilities	(292)	(175)
Net cash used in operating activities - WSE	$(401)	$(220)
Net cash used in operating activities	$(282)	$(142)

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

Our corporate operating cash flows in the first quarter of 2020 increased, when compared to the same period in 2019, due to the increase in our net income and the timing of vendor payments and liabilities associated with our corporate activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Three Months Ended March 31,
(in millions)	2020	2019
Investments:
Purchases of investments	(155)	(30)
Proceeds from sale and maturity of investments	67	31
Cash provided by (used in) investments	$(88)	$1

Capital expenditures:
Software and hardware	$(6)	$(7)
Office furniture, equipment and leasehold improvements	—	(5)
Cash used in capital expenditures	$(6)	$(12)
Cash used in investing activities	$(94)	$(11)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments (unrestricted). We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At March 31, 2020, our investments had a weighted average duration of 1.09 years and an average S&P credit rating of AA+.
As of March 31, 2020, we held approximately $1.7 billion in cash, cash equivalents and investments, of which $521 million was unrestricted cash and cash equivalents and $195 million was unrestricted investments. Refer to Note 2 in this Form 10-Q for a summary of these funds.
Capital Expenditures
During the first quarter of 2020 and 2019, we continued to make investments in software and hardware and we enhanced our existing products and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash provided by (used in) financing activities in the first quarter of 2020 and 2019 consisted of our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2020	2019
Financing activities
Repurchase of common stock, net of issuance	$(43)	$(41)
Draw down from revolving credit facility	234	—
Repayment of borrowings	(6)	(6)
Cash provided by (used in) financing activities	$185	$(47)
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

During the first quarter of 2020, we repurchased 747,417 shares of our common stock for approximately $40 million through our stock repurchase program. As of March 31, 2020, approximately $495 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program.
In response to economic uncertainties resulting from COVID-19, in March 2020 we drew down $234 million from our revolving credit facility to enhance our short-term cash reserves. The revolving credit facility is payable by June 2023 or earlier at our discretion. Refer to Note 6 in this Form 10-Q for further information.
Capital Resources
Sources of Funds
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
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities.
Covenants
We were in compliance with the financial covenants under our credit facilities at March 31, 2020. For information on the covenants under our 2018 credit facility, refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of our Form 10-K.
Off-Balance Sheet Arrangements
There have been no additional material changes in our off-balance sheet arrangements discussed in Part II, Item 7. Management's Discussion and Analysis of our 2019 Form 10-K.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies as discussed in our 2019 Form 10-K.
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
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the cash flows of the collar assuming a 100 basis point parallel shift in the current LIBOR rate. Based on the terms and remaining settlements as of March 31, 2020, a hypothetical 100 basis point increase in one-month LIBOR across all maturities would not result in any cash receipts by the Company, while a hypothetical 100 basis point decrease in one-month LIBOR across all maturities would result in cash payments of $2 million.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our AFS marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing our investment portfolio in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our AFS marketable securities consist of highly liquid, investment-grade securities. The risk of rate changes on investment balances was not significant at March 31, 2020 and December 31, 2019.
At March 31, 2020, we had total long-term debt and revolving credit agreement borrowings (total debt) of $620 million. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of March 31, 2020 to increase by $6 million or decrease by $5 million over the next twelve months of the aggregate long-term debt and revolving credit agreement borrowings, respectively.
At December 31, 2019, we had total outstanding long-term debt of $391 million. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of December 31, 2019 to increase by $3 million or to decrease by $4 million over the next twelve months of the loan, respectively.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions except per share data)	2020	2019
Professional service revenues	$156	$136
Insurance service revenues	892	798
Total revenues	1,048	934
Insurance costs	765	683
Cost of providing services	64	64
Sales and marketing	46	46
General and administrative	33	36
Systems development and programming	9	12
Depreciation and amortization of intangible assets	11	11
Total costs and operating expenses	928	852
Operating income	120	82
Other income (expense):
Interest expense, bank fees and other	(4)	(5)
Interest income	5	6
Income before provision for income taxes	121	83
Income taxes	30	20
Net income	$91	$63
Other comprehensive income, net of income taxes	2	—
Comprehensive income	$93	$63

Net income per share:
Basic	$1.32	$0.91
Diluted	$1.31	$0.89
Weighted average shares:
Basic	68	70
Diluted	69	71
 See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$521	$213
Investments	65	68
Restricted cash, cash equivalents and investments	779	1,180
Accounts receivable, net	9	9
Unbilled revenue, net	380	285
Prepaid expenses, net	55	52
Other current assets	83	64
Total current assets	1,892	1,871
Restricted cash, cash equivalents and investments, noncurrent	204	212
Investments, noncurrent	130	125
Property, equipment and software, net	82	85
Operating lease right-of-use asset	52	55
Goodwill	289	289
Other intangible assets, net	14	15
Other assets	102	96
Total assets	$2,765	$2,748
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$63	$31
Revolving credit agreement borrowings	234	—
Long-term debt	22	22
Client deposits	38	44
Accrued wages	429	391
Accrued health insurance costs, net	165	167
Accrued workers' compensation costs, net	63	61
Payroll tax liabilities and other payroll withholdings	567	901
Operating lease liabilities	16	17
Insurance premiums and other payables	11	9
Total current liabilities	1,608	1,643
Long-term debt, noncurrent	364	369
Accrued workers' compensation costs, noncurrent, net	145	144
Deferred taxes	62	61
Operating lease liabilities, noncurrent	45	48
Other non-current liabilities	8	8
Total liabilities	2,232	2,273
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019)
Common stock and additional paid-in capital	703	694
($0.000025 par value per share; 750,000,000 shares authorized; 68,470,050 and 69,065,491 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)
Accumulated deficit	(172)	(219)
Accumulated other comprehensive income	2	—
Total stockholders' equity	533	475
Total liabilities & stockholders' equity	$2,765	$2,748
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Total Stockholders' Equity, beginning balance	$475	$375
Common Stock and Additional Paid-In Capital
Beginning balance	694	641
Issuance of common stock from exercise of stock options	—	1
Stock based compensation expense	9	9
Ending balance	703	651

Accumulated Deficit
Beginning balance	(219)	(266)
Net income	91	63
Repurchase of common stock	(40)	(38)
Awards effectively repurchased for required employee withholding taxes	(4)	(4)
Ending balance	(172)	(245)

Accumulated Other Comprehensive Loss
Beginning balance	—	—
Other comprehensive income	2	—
Ending balance	2	—
Total Stockholders' Equity, ending balance	$533	$406
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating activities
Net income	91	63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	18
Noncash lease expense	4	—
Stock based compensation	9	9
Changes in operating assets and liabilities:
Accounts receivable, net	—	1
Unbilled revenue, net	(95)	(9)
Prepaid expenses, net	(3)	(12)
Accounts payable and other current liabilities	29	9
Client deposits	(6)	(19)
Accrued wages	38	17
Accrued health insurance costs, net	(2)	—
Accrued workers' compensation costs, net	3	(2)
Payroll taxes payable and other payroll withholdings	(334)	(180)
Operating lease liabilities	(5)	(4)
Other assets	(28)	(30)
Other liabilities	2	(3)
Net cash used in operating activities	(282)	(142)
Investing activities
Purchases of marketable securities	(155)	(30)
Proceeds from sales and maturities of marketable securities	67	31
Acquisitions of property and equipment	(6)	(12)
Net cash used in investing activities	(94)	(11)
Financing activities
Repurchase of common stock	(40)	(38)
Proceeds from issuance of common stock	—	1
Awards effectively repurchased for required employee withholding taxes	(3)	(4)
Proceeds from revolving credit agreement borrowings	234	—
Repayment of debt	(6)	(6)
Net cash provided by (used in) financing activities	185	(47)
Net decrease in cash and cash equivalents, unrestricted and restricted	(191)	(200)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,456	1,349
End of period	1,265	1,149

Supplemental disclosures of cash flow information
Interest paid	3	4
Income taxes paid, net	1	1
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	1	5
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

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

FINANCIAL STATEMENTS

Revenue Recognition
Unbilled Revenue
We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of March 31, 2020, advance collections included in unbilled revenue were $47 million.
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
We assess our investments for credit impairment. We review several factors to determine whether an unrealized loss is credit related, such as the financial condition and future prospects of the issuer. To the extent that a security’s amortized cost basis exceeds the present value of the cash flows expected to be collected from the security, an allowance for credit losses will be recognized. If management intends to sell or will more likely than not be required to sell the security before any anticipated recovery, a write down will be recognized in earnings measured as the entire difference between the amortized cost and the then-current fair value.
We have investments within our unrestricted and our restricted accounts. Unrestricted investments are recorded on the balance sheet as current or noncurrent based upon the remaining time to maturity, and investments subject to restrictions are classified as current or noncurrent based on the expected payout of the related liability.
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was immaterial at March 31, 2020 and December 31, 2019.
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the three months ended March 31, 2020, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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

FINANCIAL STATEMENTS

In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of March 31, 2020 and December 31, 2019, prepayments offsetting accrued health insurance costs were $40 million and $39 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of March 31, 2020 and December 31, 2019, accrued health insurance costs offsetting prepaid expenses were $58 million and $52 million, respectively.
Recent Accounting Pronouncements
Recently adopted accounting guidance
We adopted ASU 2016-13 - Financial Instruments - Credit Losses (ASC Topic 326) effective January 1, 2020 using a modified retrospective approach, under which we recognized the cumulative effects of initially applying the Standard as an adjustment to the opening balance of retained earnings on January 1, 2020 with unchanged comparative periods. We are required to use forward-looking information when evaluating an allowance for our accounts receivable, unbilled revenue and other financial assets measured at amortized cost. ASC Topic 326 also modified the impairment guidance for available-for-sale debt securities to require an allowance for credit losses. The adoption of ASC Topic 326 did not have a material effect on our financial statements.
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
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2020				December 31, 2019
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$521	$—	$—	$521	$213	$—	$—	$213
Investments	—	65	—	65	—	68	—	68
Restricted cash, cash equivalents and investments:
Payroll funds collected	611	—	—	611	1,018	—	—	1,018
Collateral for health benefits claims	27	76	—	103	98	—	—	98
Collateral for workers' compensation claims	63	—	—	63	62	—	—	62
Other security deposits	2	—	—	2	2	—	—	2
Total restricted cash, cash equivalents and investments	703	76	—	779	1,180	—	—	1,180
Investments, noncurrent	—	130	—	130	—	125	—	125
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	41	162	1	204	63	148	1	212
Total	$1,265	$433	$1	$1,699	$1,456	$341	$1	$1,798

NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our AFS investments as of March 31, 2020 and December 31, 2019 are presented below.

FINANCIAL STATEMENTS

	March 31, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$30	$—	$—	$30	$30	$—	$—	$30
Corporate bonds	126	1	(1)	126	123	1	—	124
U.S. government agencies and government- sponsored agencies	24	1	—	25	14	—	—	14
U.S. treasuries	239	5	—	244	163	—	—	163
Certificate of deposit	1	—	—	1	1	—	—	1
Other debt securities	8	—	—	8	10	—	—	10
Total	$428	$7	$(1)	$434	$341	$1	$—	$342

Gross unrealized losses were immaterial at March 31, 2020 and December 31, 2019.

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
The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2020
One year or less	$94
Over one year through five years	310
Over five years through ten years	9
Over ten years	21
Total fair value	$434

The gross proceeds from sales and maturities of AFS securities for the three months ended March 31, 2020 and March 31, 2019 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
(in millions)	2020	2019
Gross proceeds from sales	$40	$14
Gross proceeds from maturities	27	17
Total	$67	$31

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

FINANCIAL STATEMENTS

The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.
We did not have any Level 3 financial instruments recognized in our balance sheet as of March 31, 2020 and December 31, 2019. There were no transfers between levels as of March 31, 2020 and December 31, 2019.
Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2020 and December 31, 2019.

(in millions)	Level 1	Level 2	Total
March 31, 2020
Cash equivalents:
Money market mutual funds	$328	$—	328
Total cash equivalents	328	—	328
Investments:
Asset-backed securities	—	30	30
Corporate bonds	—	95	95
U.S. government agencies and government-sponsored agencies	—	7	7
U.S. treasuries	—	55	55
Other debt securities	—	8	8
Total investments	—	195	195
Restricted cash equivalents:
Money market mutual funds	90	—	90
Certificate of deposit	—	1	1
Commercial paper	14	—	14
Total restricted cash equivalents	104	1	105
Restricted investments:
Corporate bonds	—	31	31
U.S. government agencies and government-sponsored agencies	—	18	18
U.S. treasuries	—	189	189
Certificate of deposit	—	1	1
Total restricted investments	—	239	239
Total cash equivalents and investments and restricted cash equivalents and investments	$432	$435	$867

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2019
Cash equivalents
Money market mutual funds	$89	$—	$89
U.S. treasuries	—	3	3
Total cash equivalents	89	3	92
Investments
Asset-backed securities	—	30	30
Corporate bonds	—	96	96
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	53	53
Other debt securities	—	10	10
Total investments	—	194	194
Restricted cash equivalents:
Money market mutual funds	42	—	42
U.S. treasuries	—	12	12
Certificate of deposit	—	2	2
Commercial paper	14	—	14
Total restricted cash equivalents	56	14	70
Restricted investments:
Corporate bonds	—	28	28
U.S. government agencies and government-sponsored agencies	—	9	9
U.S. treasuries	—	110	110
Certificate of deposit	—	1	1
Total restricted investments	—	148	148
Total investments and restricted cash equivalents and investments	$145	$359	$504

Fair Value of Financial Instruments Disclosure
Long-Term Debt and Revolving Credit Agreement Borrowings
Our long-term debt and revolving credit agreement borrowings are floating rate debt. At March 31, 2020, our total debt was carried at cost of $620 million, net of issuance costs, and had a fair value of $607 million, due to credit spread widening in the quarter. At December 31, 2019, the fair value of our floating rate long-term debt approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
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

FINANCIAL STATEMENTS

The following table summarizes the fair value of our derivative instruments at March 31, 2020:

				Fair Market Value
				March 31, 2020		December 31, 2019
(in millions)	Hedge type	Final settlement date	Notional amount	Other current assets	Accounts payable and other current liabilities	Other current assets	Accounts payable and other current liabilities
Derivatives designated as hedging instruments
Collar - LIBOR	Cash flow	May 2022	$213	$—	$1	$—	$—

The pre-tax effect of derivative instruments for the three months ended March 31, 2020 is insignificant and we estimate that an insignificant amount of net derivative gains or losses included in other comprehensive income will be reclassified into earnings within the following 12 months. There were no cash flows associated with the derivative for the three months ended March 31, 2020 and for the year ended December 31, 2019.
As of March 31, 2020 and December 31, 2019, we do not hold, nor have we posted, any collateral related to the above derivative instrument.
The interest rate collar derivative is classified as Level 2 in the fair value hierarchy as its value is determined using observable inputs such as forward LIBOR curves.
NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Total accrued costs, beginning of period	$214	$238
Incurred
Current year	20	19
Prior years	(3)	(5)
Total incurred	17	14
Paid
Current year	(1)	(1)
Prior years	(13)	(15)
Total paid	(14)	(16)
Total accrued costs, end of period	$217	$236

FINANCIAL STATEMENTS

The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2020	December 31, 2019
Total accrued costs, end of period	$217	$214
Collateral paid to carriers and offset against accrued costs	(9)	(9)
Total accrued costs, net of carrier collateral offset	$208	$205
Payable in less than 1 year (net of collateral paid to carriers of $3 at March 31, 2020 and December 31, 2019)	$63	$61
Payable in more than 1 year (net of collateral paid to carriers of $6 at March 31, 2020 and December 31, 2019)	145	144
Total accrued costs, net of carrier collateral offset	$208	$205

Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2020, the change was primarily due to lower than expected loss emergence for more recent plan years.
As of March 31, 2020 and December 31, 2019, we had $45 million and $46 million, respectively, of collateral held by insurance carriers of which $9 million and $9 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled against collateral held.
NOTE 6. REVOLVING CREDIT AGREEMENT BORROWINGS
As of March 31, 2020, our revolving credit agreement borrowings consisted of the following:

(in millions)	March 31, 2020
Current Liabilities:
Revolving credit facility	$234

Annual contractual interest rate	2.48%
Effective interest rate	2.85%

Our credit agreement entered in June 2018 (2018 Credit Agreement) includes a $250 million revolving credit facility (2018 Revolver), which could be used solely for working capital and other general corporate purposes. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the 2018 Revolver. As of March 31, 2020, we had $16 million of letters of credit outstanding under the 2018 Revolver. In March 2020, we drew down the remaining $234 million under this facility.
Interest on our 2018 Revolver is payable quarterly and is variable based on LIBOR plus 1.625% or the prime rate plus 0.625%, at our option, subject to certain rate adjustments based upon our total leverage ratio. As of March 31, 2020, the interest rate was based on LIBOR plus 1.625%. We are required to pay a quarterly commitment fee on the daily unused amount of the commitments under our 2018 Revolver, as well as fronting fees and other customary fees for letters of credit issued under our 2018 Revolver, which is subject to adjustments based on our total leverage ratio.
Borrowings under our 2018 Revolver are secured by substantially all of our assets, other than excluded assets as defined in our 2018 Credit Agreement, which includes certain customary assets, assets held in trusts as collateral and WSE related assets.

The outstanding balance on the 2018 Revolver is payable by June 2023. We are permitted to make voluntary prepayments at any time without payment of a premium. We are required to make mandatory prepayments of term loans (without payment of a premium) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), and (ii) net cash proceeds from certain non-ordinary course asset sales and casualty and condemnation proceeds (subject to reinvestment rights and other exceptions).

FINANCIAL STATEMENTS

The 2018 Credit Agreement contains certain financial covenants and restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates, as well as minimum interest coverage and maximum total leverage ratio requirements. We were in compliance with all financial covenants under the credit facilities at March 31, 2020.
NOTE 7. COMMITMENTS AND CONTINGENCIES
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
NOTE 8. STOCK BASED COMPENSATION
Equity-Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, provides for the grant of stock-based and cash-based awards, including stock options, RSUs, and RSAs. Shares available for grant as of March 31, 2020 was approximately 2 million.
The 2009 Equity Incentive Plan (the 2009 Plan), was replaced by the 2019 Plan, except that any outstanding awards granted under the 2009 Plan remain in effect pursuant to their terms.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements and earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2020 and 2018 are based on a single-year performance period subject to subsequent multi-year vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. The performance-based awards granted in 2019 were previously cancelled. RSUs and RSAs are generally forfeited if the participant terminates service prior to vesting.

FINANCIAL STATEMENTS

The following tables summarize RSU and RSA activity under our equity-based plans for the three months ended March 31, 2020:

	Time-based RSUs and RSAs
	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,104,729	61,136	1,165,865	$48.47
Granted	759,856	—	759,856	51.32
Vested	(180,422)	—	(180,422)	40.25
Forfeited	(28,943)	—	(28,943)	50.10
Nonvested at March 31, 2020	1,655,220	61,136	1,716,356	$50.57

	Performance-based RSUs and RSAs
	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	15,752	114,857	130,609	$49.70
Granted	183,981	—	183,981	52.86
Nonvested at March 31, 2020	199,733	114,857	314,590	$51.55

Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Cost of providing services	$2	$2
Sales and marketing	2	1
General and administrative	5	5
Systems development and programming costs	—	1
Total stock based compensation expense	$9	$9

NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
The following table presents a rollforward of our common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Shares issued and outstanding, beginning balance	69,065,491	70,596,559
Issuance of common stock from vested restricted stock units	173,629	286,719
Issuance of common stock from exercise of stock options	29,473	81,282
Repurchase of common stock	(747,417)	(782,909)
Awards effectively repurchased for required employee withholding taxes	(51,126)	(101,904)
Shares issued and outstanding, ending balance	68,470,050	70,079,747

FINANCIAL STATEMENTS

Stock Repurchases
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. This repurchase authorization has no expiration. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity.
During the three months ended March 31, 2020, we repurchased 747,417 shares of common stock for approximately $40 million. As of March 31, 2020, approximately $495 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program.
NOTE 10. INCOME TAXES
Our effective income tax rate was 25% and 24% for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily from a decrease in excess tax benefits related to stock-based compensation.
During the three months ended March 31, 2020, there was a de minimis change in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months for which an estimate of the impact on net income cannot be made.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are open to federal and significant state income tax examinations for tax years 2015 and subsequent years.
We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the U.S. filed cross motions for summary judgment in federal district court. On September 17, 2018, the district court granted our motion for summary judgment and denied the U.S.'s motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The U.S. filed a notice of appeal of the federal district court's decision on March 18, 2019. The U.S. filed its opening brief in the court of appeals on June 10, 2019 and we filed our answering brief on July 24, 2019 to which the government filed its reply brief on September 6, 2019. Oral arguments occurred on March 11, 2020. We will continue to vigorously defend our position through the litigation process. Given the uncertainty of the outcome of any appeal, it remains possible that our recovery of the refund will be less than the total amount in dispute.
NOTE 11. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Net income	$91	$63
Weighted average shares of common stock outstanding	68	70
Basic EPS	$1.32	$0.91
Net income	$91	$63
Weighted average shares of common stock outstanding	68	70
Dilutive effect of stock options and restricted stock units	1	1
Weighted average shares of common stock outstanding - diluted	69	71
Diluted EPS	$1.31	$0.89

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1

OTHER INFORMATION

Legal Proceedings
For the information required in this section, refer to Note 6 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
January 1- January 31, 2020	303,925	$56.68	303,925	$219
February 1 - February 29, 2020	354,722	$56.84	303,638	$501
March 1 - March 31, 2020	139,896	$42.78	139,854	$495
Total	798,543		747,417
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of RSUs granted pursuant to approved plans.
(2) We repurchased a total of approximately $40 million of our outstanding common stock during the period ended March 31, 2020.

As of March 31, 2020, we had approximately $495 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases are subject to certain restrictions under the terms of our 2018 credit facility. For more information about our 2018 credit facility and our stock repurchases, refer to Notes 9 and 10 in Part II, Item 8. Financial Statements and Supplementary Data of our 2019 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

OTHER INFORMATION

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
10.1	Transition Agreement between TriNet Group, Inc. and Richard Beckert dated February 11, 2020					X
10.2	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan effective as of February 24, 2020					X
10.3	Form of Performance-Based Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan effective as of February 24, 2020					X
10.4	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Non-Employee Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan effective as of January 15, 2020					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

EXHIBITS

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

TRINET GROUP, INC.

Date: April 28, 2020	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: April 28, 2020	By:	/s/ Richard Beckert
Richard Beckert
Chief Financial Officer

Date: April 28, 2020	By:	/s/ Michael P. Murphy
Michael P. Murphy
Chief Accounting Officer