Form 10-Q
period 2020-06-30
TRINET GROUP, INC.
filed 2020-07-27
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 20, 2020 was 67,295,561.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2020

TABLE OF CONTENTS

	Form 10-Q Cross Reference	Page
Glossary		3
Unaudited Condensed Consolidated Financial Statements	Part I, Item 1.	32
Condensed Consolidated Statements of Income and Comprehensive Income		32
Condensed Consolidated Balance Sheets		33
Condensed Consolidated Statements of Stockholders' Equity		34
Condensed Consolidated Statements of Cash Flows		35
Notes to Condensed Consolidated Financial Statements		36
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Part I, Item 2.	9
Quantitative and Qualitative Disclosures About Market Risk	Part I, Item 3.	31
Controls and Procedures	Part I, Item 4.	31
Legal Proceedings	Part II, Item 1.	49
Risk Factors	Part II, Item 1A.	6
Unregistered Sales of Equity Securities and Use of Proceeds	Part II, Item 2.	49
Defaults Upon Senior Securities	Part II, Item 3.	49
Mine Safety Disclosures	Part II, Item 4.	49
Other Information	Part II, Item 5.	49
Exhibits	Part II, Item 6.	50

GLOSSARY

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AFS	Available-for-sale
ASC	Accounting standards codification
ASU	Accounting standards update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Interim Chief Financial Officer
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and Amortization
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FFCRA	Families First Coronavirus Relief Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HR	Human Resources
IRS	Internal Revenue Service
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NIM	Net Insurance Margin
NISR	Net Insurance Service Revenues
NSR	Net service revenues
OE	Operating expenses
PFC	Payroll funds collected
PPP	Paycheck protection loan program
PSR	Professional service revenues
Recovery Credit	Program to provide clients with one-time reductions against fees for future services
Reg FD	Regulation Fair Disclosure
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
SD&P	Systems development and programming
SEC	Securities and Exchange Commission
SMB	Small to midsize business
U.S.	United States
WSE	Worksite employee

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements and Other Financial Information
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the impact of the COVID-19 pandemic; the impact of our Recovery Credit program and its suitability for generating client loyalty and retention; our ability to modify product and service offerings to assist clients affected by COVID-19; the impact of our vertical approach, our ability to leverage our scale and industry HR experience to deliver vertical product and service offerings; the growth of our customer base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the customer experience; the impact of our customer service initiatives; the volume and severity of insurance claims and the impact of COVID-19 on claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business and the impact of COVID-19 on those trends; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 13, 2020 (our 2019 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2019 Form 10-K, the risks appearing under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on April 28, 2020 (our 1Q20 Form 10-Q), as well as in our other periodic filings with the SEC, and including risk factors associated with: the impact of the COVID-19 pandemic on our business and the business of our clients; our ability to mitigate the business risks we face as a co-employer; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; the effects of volatility in the financial and economic environment on the businesses that make up our client base; the impact of the concentration of our clients in certain geographies and industries; the impact of failures or limitations in the business systems we rely upon; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to manage our client attrition; our ability to improve our technology to satisfy regulatory requirements and meet the expectations of our clients; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information from cyber-attacks and security breaches; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply with the laws and regulations that govern PEOs and other similar industries; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operation and stock price due to factors outside of our control, such as the volume and severity of our workers’ compensation and health insurance claims and the amount and timing of our insurance costs, operating expenses and capital expenditure requirements; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock.  Any of these factors could cause our actual results to differ materially from our anticipated results.

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION

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

RISK FACTORS

Risk Factors
Other than the inclusion of the additional risk factor below, and those previously disclosed under the heading “Risk Factors” in our 1Q20 Form 10-Q; there have been no material changes in our risk factors disclosed in Part 1, Item 1A. of our 2019 Form 10-K.
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
Actual and potential impact on clients and prospects
The change in the economic environment is starting to have, and will continue to have, an adverse economic impact on our small and mid-size business clients and potential clients. We have seen, and continue to see, affected businesses freeze and furlough headcount, terminate employees, partially or completely shut down business operations, and business failures. Impacted businesses may also face liquidity issues, reduced budgets, or an inability to pay for our services or the same level of our services. In the second quarter of 2020, our revenue growth rate slowed, new sales growth lowered and we experienced higher WSE attrition than in prior periods. In addition, we created our Recovery Credit program during the second quarter of 2020 and we expect that the current economic environment will make it difficult for us to achieve WSE and service fee increases in future periods. We currently expect that the rate of growth of total revenues, professional service revenues and insurance service revenues will decrease in future periods as a result of the foregoing and that operating expenses as a percentage of revenue will increase. Any of the foregoing issues have the potential to result in a material adverse effect on our revenues and margins, our financial condition and results of operations, and/or on our ability to attract and retain customers. See the risk factor titled “Our SMB clients are particularly affected by volatility in the financial and economic environment, which could harm our business” in our 2019 Form 10-K for more details.
Stay-at-home, quarantine and other similar orders have been widely issued across the United States, including in all or nearly all of the locations where our clients and potential clients are located. Although many orders have been lifted or modified, new orders have been issued or may in the future be issued. We cannot predict the length of such measures in any given location. To the extent that these regions become hot spots for COVID-19 the length of these measures may be extended and measures that are lifted may be reinstated, which could have a further negative impact on the businesses of our clients and potential clients and result in a material adverse effect on our business.
Actual and potential impact on insurance costs
The spread of COVID-19 has changed how and when our WSEs incur group health insurance expenses. As a result, we have experienced and expect to continue to experience higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies. We attribute this to changing trends in the volume and severity of medical and pharmaceutical claims, including COVID-19 testing and treatment costs. This variability arises from changes to the timing and components of medical cost trend (MCT), defined as changes in participant use of services, the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, unit cost and timing of services provided to plan participants. As a result of the impact of COVID-19, future health claims costs are less predictable than recently experienced. Actual claims patterns and cost trends during the pandemic may differ significantly from our historical experience. As a result, we cannot predict how the COVID-19 pandemic will affect the volume and severity of insurance claims and our MCT. Because we assume the risk of variability in future health claims costs for our enrollees under our risk-based health insurance policies, this unpredictability could result in higher than expected insurance costs, which could have a material adverse effect on our business.

RISK FACTORS

In addition, COVID-19 stay-at-home orders and social distancing practices have caused, and we expect will continue to cause, fluctuations in the use of medical services as some enrollees defer or cancel elective procedures and outpatient medical, dental and vision services. Reduced use of medical services in the second quarter led to decreases in our MCT, resulting in higher than normal net insurance revenue during the period. We cannot predict the rate at which the use of medical services will increase and return to normal levels in subsequent quarters once COVID-19 stay-at-home orders are lifted and social distancing practices are eased, and as provider networks adapt to providing services during the pandemic. For example, the use of medical services may increase slowly if enrollees do not feel safe regardless of government intervention or positive developments in the pandemic, or a future rebound in the use of medical services may slow as regional hot spots change, and we cannot predict these outcomes. As we set our insurance service fees for health benefits in advance for a fixed benefit period, if actual MCT exceeds our projections, this would result in lower net insurance revenues, which could have a material adverse effect on our business. For details on how the volume and severity of insurance claims and MCT impact our insurance costs, see Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A, in our Form 10-K, and see the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” in our 2019 Form 10-K. In response to COVID-19, many states have adopted standards intended to extend workers’ compensation coverage to claims based on a diagnosis of COVID-19. Most states have focused on providing coverage for first responders and frontline healthcare workers. Some have gone further to include other essential workers. In California, employees are presumed to be covered by workers’ compensation if their COVID-19 diagnosis is made within a specified time period. Our insurance costs are affected by our WSE’s workers’ compensation insurance claims experience, and any law or legal standard that increases the number of covered workers’ compensation claims under our insurance policies could have a material adverse effect on our insurance costs and financial condition. See the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” in our 2019 Form 10-K for more details.
In addition, as our clients reduce their headcount, we expect to see an increase in employment related litigation against our clients and us. Although we provide employment practices liability insurance (EPLI) coverage for our clients through insurance policies that we obtain from a third-party EPLI carrier, the retention amount under these policies is shared by both the client and TriNet. If our clients experience an increase in employment related litigation, our costs under these EPLI policies may rise, which could have a material adverse effect on our business.
Actual and potential impact of the laws affecting our industry and clients
Every level of government is enacting new laws and programs to help the economy, employers and employees. For example, the FFCRA and the CARES Act were signed into law in March 2020, creating numerous new programs, including a paycheck protection loan program (PPP), mandatory employee leave requirements, payroll tax deferral and tax credit programs and other employment- and employment tax-related incentives. The Paycheck Protection Program Flexibility Act (PPPFA) was signed into law in June 2020, modifying and expanding the original PPP program. Many states have also passed laws to address the impact of COVID-19, and many local governments have enacted ordinances for the same reason. Congress has subsequently discussed several potential amendments to the FFCRA, CARES, PPPFA, as well as proposals for other laws intended to address the impact of COVID-19. New COVID-19 laws, and amendments of existing COVID-19 laws, may be passed at the federal, state and local level at any time. We are spending, and will continue to spend, significant time and resources to comply with new and amended laws and to provide the benefits created by these laws for our clients and WSEs, where applicable. Most of these laws and programs have not been, and we do not anticipate will be, enacted with the PEO industry in mind. As a result, we cannot guarantee we will be able to support any of these laws and programs in a timely and cost effective manner or at all, which could reduce or eliminate the attractiveness of our products and services and/or affect the ability of our clients and WSEs to fully realize the benefits of these laws and programs. In addition, since many of these laws do not specifically address the PEO industry and regulators are unfamiliar with the PEO industry, we expect to experience unpredictable and inconsistent application, interpretation and enforcement of these laws and regulations, which could have a material adverse effect on our business.
In addition, many of these laws are complex and require interpretation from various federal and state agencies to implement. Government agency interpretations, at any level of government, can increase the unpredictability and inconsistent application, interpretation and enforcement of these laws. For example, implementation of the PPP loan program and the tax credit programs offered under the FFCRA and CARES Act involves substantial input and interpretation from the U.S. Small Businesses Administration (SBA), the U.S. Department of Labor (DOL) and the Internal Revenue Service (IRS), respectively. We have experienced delays in, and have been required to change our approach to, our support for various COVID-19 programs created by these laws in the past due to guidance from the SBA, DOL, IRS and other government agencies, and we expect to experience future delays and changes. Any government agency interpretation may delay, reduce or eliminate our ability to support any of these COVID-19 assistance programs, which could have a material adverse effect on our business.

RISK FACTORS

See the risk factor titled “Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business” in our 2019 Form 10-K for more details.
Actual and potential impact on human resources and cyber security
In response to local laws and guidance intended to reduce the spread of COVID-19, in mid-March we closed our offices across the country and implemented remote working. Remote work increases our risk of experiencing a material cyber-attack or other security-related incident. There is also an increased risk that our colleagues and WSEs will experience COVID-19 related scams, such as malware and phishing scams. See the risk factor titled “Cyber-attacks or other security-related incidents could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation” in our 2019 Form 10-K for more details. In addition, responding to the COVID-19 pandemic has diverted, and will continue to divert, the time and attention of our management and service teams. Certain of our employees and their immediate families have been, and others will likely become, ill as a result of COVID-19, or are otherwise impacted by other measures such as school closures, which may affect our service levels. As a result, our ability to provide products and services in the same way and in the same timeframe that our clients have come to expect may be negatively impacted.
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
Our newly created Recovery Credit program could fail to achieve the business goals for which it was designed, which could result in a material adverse effect on our business, results of operation and/or financial condition.
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients will receive one-time reductions against fees for future services, accounted for as a discount, to be received over the next two years. The ultimate amount of the Recovery Credit eligible clients will receive is dependent on future net insurance performance. Our Recovery Credit program is designed to promote client loyalty, incentivize client retention, and to differentiate TriNet from its peers in the PEO industry and in other competing HR services industries.
Although we have designed our Recovery Credit to address these objectives, we cannot predict how the program will ultimately be received by our clients and SMB prospects and we may not achieve the loyalty, retention and product differentiation impact that we expect. For example, our competitors may create similar programs or offer other competing incentives that resonate more with our clients and prospects, reducing some or all of the expected benefits of our Recovery Credit program. As a result of the Recovery Credit, we recognized a reduction in total revenues of $56 million for the second quarter of 2020. If our Recovery Credit program fails to generate the business impact for which it was designed, for any reason, our financial performance will be negatively affected, which could result in a material adverse effect on our business, financial condition and results of operations. For more details on our Recovery Credit program, refer to Note 1 in this Form 10-Q.

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
Operational Highlights
During the first half of 2020, the outbreak of the novel coronavirus (COVID-19) pandemic, stay-at-home mandates and social distancing practices nationwide resulted in an economic slowdown and an unprecedented disruption to our business and the businesses of our small and mid-size business clients. In response to this pandemic, we have taken following actions:

•
launched our COVID-19 Preparedness Center, which provides ongoing and timely webinars, information, resources and offerings to clients and other SMBs to help them navigate the rapidly changing and complicated COVID-19 business landscape,

•	facilitated access to alternative health plan options in addition to COBRA,

•	enacted new programs in response to the FFCRA and CARES Act to enable new payroll tax deferral and tax credit programs and other employment and non-employment tax-related incentives for our clients,

•	helped our clients navigate the various small business relief loan programs through informational webinars and PPP loan application support initiatives, and

•	implemented and extended our remote working and office closures around the country for non-essential activities.
We will continue to monitor and evaluate the COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business and our clients' businesses.
In addition, during the first half of 2020:

•	we continued to grow our revenues, although the rate of growth slowed in the second quarter,

•	experienced a decrease in insurance costs from an unprecedented reduction in the utilization of health services from mid-March 2020,

•	created our Recovery Credit program in the second quarter to assist our eligible clients, resulting in a reduction in revenue recognized, and

•	exercised continued discretion in our corporate spending.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Performance Highlights
These operational achievements drove the financial performance improvements noted below in the second quarter and first half of 2020 when compared to the same periods of 2019:
Q2 2020

	$948M		$173M		$335M
	Total revenues		Operating income		Net Service Revenue *
	1%	increase	215%	increase	45%	increase

	$126M		$1.87		$136M
	Net income		Diluted EPS		Adjusted Net income *
	174%	increase	192%	increase	172%	increase

*	Non-GAAP measure as defined in the section below.
Our results for WSEs in the second quarter of 2020 when compared to the same period of 2019 were:

313,701		313,104
Average WSEs		Total WSEs
(2)%	decrease	(3)%	decrease

During the second quarter of 2020, our total revenues grew by 1% primarily due to the change in our mix of WSEs and rate increases achieved in the first quarter of 2020 and second half of 2019, partially offset by lower average WSEs and the Recovery Credit recognized. In the second quarter of 2020, we recognized a $56 million reduction in total revenues for the Recovery Credit, allocated proportionally to PSR and ISR. The Recovery Credit is a program designed to assist the economic recovery of our existing SMB clients, by providing one-time reductions against fees for future services, starting in the fourth quarter of 2020.
As a result of the stay-at-home orders and social distancing practices in various states and counties, we experienced a decrease in the utilization of medical services from mid-March through April, before approaching more typical levels by the end of the second quarter. This decrease in utilization drove lower insurance costs and as a result, NSR, net income, and adjusted net income grew by 45%, 174% and 172%, respectively.
YTD 2020

	$2.0B		$293M		$618M
	Total revenues		Operating income		Net Service Revenue *
	7%	increase	114%	increase	28%	increase

	$217M		$3.13		$235M
	Net income		Diluted EPS		Adjusted Net income *
	99%	increase	105%	increase	96%	increase

*	Non-GAAP measure as defined in the section below.
Our results for WSEs, including furloughed WSEs, in the first half of 2020 when compared to the same period of 2019 were:

325,024
Average WSEs
3%	increase

MANAGEMENT'S DISCUSSION AND ANALYSIS

Key Financial Metrics
The following key financial metrics should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share and WSE data)	2020	2019	% Change	2020	2019	% Change
Income Statement Data:
Total revenues	$948	$935	1%	$1,996	$1,869	7%
Net income	126	46	174	217	109	99
Diluted net income per share of common stock	1.87	0.64	192	3.13	1.53	105
Non-GAAP measures (1):
Net Service Revenues	335	231	45	618	482	28
Net Insurance Service Revenues	214	104	106	341	219	56
Adjusted EBITDA	199	85	134	344	193	78
Adjusted Net Income	136	50	172	235	120	96
(1)    Refer to Non-GAAP Financial Measures section below for definitions and reconciliations from GAAP measures.

(in millions)	June 30, 2020	December 31, 2019	% Change
Balance Sheet Data:
Working capital	364	228	60%
Total assets	2,802	2,748	2
Debt	614	391	57
Total stockholders’ equity	616	475	30

	Six Months Ended June 30,
(in millions)	2020	2019		% Change
Cash Flow Data:
Net cash used in operating activities	$(130)	$(162)		(20)%
Net cash used in investing activities	(121)	(25)		384
Net cash provided by (used in) financing activities	122	(77)		(258)
Non-GAAP measure(1):
Corporate operating cash flows	315	107	169	194
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Corporate Operating Cash Flows
• Net cash provided by (used in) operating activities, excluding the effects of:
- Assets associated with WSEs (accounts receivable, unbilled revenue, prepaid expenses and other current assets) and
- Liabilities associated with WSEs (client deposits and other client liabilities, accrued wages, payroll tax liabilities and other payroll withholdings, accrued health benefit costs, accrued workers' compensation costs, insurance premiums and other payables, and other current liabilities).

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

(1)
Non-GAAP effective tax rate is 25.5% and 26% for 2020 and 2019, which excludes the income tax impact from stock based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

(2)	Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Total revenues	$948	$935	$1,996	$1,869
Less: Insurance costs	613	704	1,378	1,387
Net Service Revenues	$335	$231	$618	$482
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Insurance service revenues	$827	$808	$1,719	$1,606
Less: Insurance costs	613	704	1,378	1,387
Net Insurance Service Revenues	$214	$104	$341	$219
NIM	26%	13%	20%	14%

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$126	$46	$217	$109
Provision for income taxes	45	10	75	30
Stock based compensation	11	11	20	20
Interest expense and bank fees	4	6	8	11
Depreciation and amortization of intangible assets	13	12	24	23
Adjusted EBITDA	$199	$85	$344	$193
Adjusted EBITDA Margin	59%	36%	56%	40%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$126	$46	$217	$109
Effective income tax rate adjustment	1	(5)	1	(6)
Stock based compensation	11	11	20	20
Amortization of intangible assets	1	2	3	3
Income tax impact of pre-tax adjustments	(3)	(4)	(6)	(6)
Adjusted Net Income	$136	$50	$235	$120

The table below presents a reconciliation of net cash used in operating activities to corporate operating cash flows:

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash used in operating activities	$(130)	$(162)
Change in WSE related other current assets	74	52
Change in WSE related liabilities	371	217
Corporate Operating Cash Flows	$315	$107

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. The COVID-19 pandemic and the measures taken at every level of government to prevent its spread resulted in an economic slowdown and an unprecedented disruption to the businesses of our clients. Average WSEs decreased 2% in the second quarter of 2020, compared to the same period in 2019, due to higher than normal WSE attrition as impacted businesses, particularly in our Main Street vertical, reduced hiring, terminated and/or furloughed employees and partially or completely shut down business operations, and due to lower than normal new sales growth. Average WSEs increased 3% in the first half of 2020, compared to the same period in 2019, as a result of new sales and hiring by our installed base clients in the second half of 2019 and first quarter of 2020, offset by client attrition.
Total WSEs can generally be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in growing our business and retaining clients. Total WSEs decreased 7% from March 31, 2020 due to the economic impact of COVID-19 discussed above.
Consistent with prior periods, Average and Total WSEs include furloughed WSEs, which include unpaid employees receiving benefits who still receive a paycheck and employees working reduced hours. We have experienced an increase in furloughed WSEs in April, declining through June, as clients have sought to reduce costs while retaining talent during the COVID-19 pandemic. We generally earn lower revenue from furloughed WSEs. Average and total furloughed WSEs were approximately 8,000 and 5,000, respectively, for the second quarter of 2020.
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
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients will receive one-time reductions against fees for future services, accounted for as a discount, to be received over the next two years. As a result of the Recovery Credit, we recognized a reduction in total revenues of $56 million for the second quarter of 2020, allocated proportionally to PSR and ISR.
The reduction in revenue is estimated each period based on the timing of when eligible clients will receive the Recovery Credit and the ultimate amount of the total Recovery Credit. The ultimate amount of the Recovery Credit eligible clients will receive is dependent on future net insurance performance. To the extent future net insurance performance is better or worse than expected, the ultimate amount of the Recovery Credit will increase or decrease. We will continue to recognize a reduction to revenues for the Recovery Credit for the life of the program, which we have currently planned to be for a year.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our product and service pricing strategies. This measure increased 3% during the second quarter of 2020 and 4% in the first half of 2020, compared to the same periods in 2019.
We also use the following measures to further analyze changes in total revenues:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the combined weighted average percentage changes in service fees for each vertical product and changes in service fees associated with each insurance service offering,

•	Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings, and

•	Recovery Credit - the weighted average amounts recognized for the Recovery Credit program.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The growth in total revenues for the second quarter of 2020, when compared to the same period in 2019, was primarily driven by higher health plan enrollment in our insurance service offerings and rate increase achieved in the first quarter of 2020 and second half of 2019. This was partially offset by lower average WSEs during the second quarter of 2020 and the reduction for the Recovery Credit recognized in the quarter. The growth in total revenues for the first half of 2020, when compared to the same period in 2019, was primarily driven by rate increase achieved in the first quarter of 2020, higher health plan enrollment in our insurance service offerings and WSE growth in our Technology and Financial Services verticals. This was partially offset by the reduction for the Recovery Credit recognized in the second quarter of 2020.
The change in the U.S. economy due to COVID-19 is having a negative impact on our SMB customers and prospects. Affected businesses, particularly in our Main Street and Professional Services verticals, are furloughing and terminating employees and reducing hiring. These actions by our customers, combined with business shutdowns and failures negatively impacted our revenue volume growth in the second quarter of 2020, partially offsetting the growth achieved in the first quarter of 2020. We expect these conditions to continue in subsequent quarters. The adverse economic environment will also challenge our ability to achieve WSE and rate increases in subsequent quarters. As a result of the adverse economic environment and the reduction to revenues for the Recovery Credit, we expect reduced growth in PSR, ISR and total revenues in subsequent quarters.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The tables below provide a view of the changes in components of operating income for the second quarter and first half of 2020, as compared to the same periods in 2019.

(in millions)
$55	Second Quarter 2019 Operating Income
+13
Higher total revenues primarily as a result of increased health plan enrollment in our insurance service offerings and rate increase achieved in the first quarter of 2020 and second half of 2019, partially offset by the Recovery Credit recognized.

+91	Lower insurance costs, despite increased health plan enrollment, primarily due to lower utilization of medical services by WSEs as a result of the stay-at-home orders in various states and counties.
+14	Lower OE primarily as a result of expense discipline initiatives.
$173	Second Quarter 2020 Operating Income

(in millions)
$137	YTD 2019 Operating Income
+127
Higher total revenues primarily as a result of increased health plan enrollment in our insurance service offerings, together with WSE growth and rate increases achieved in the first quarter of 2020, partially offset by the Recovery Credit recognized.

+9	Lower insurance costs, despite increased health plan enrollment, due to lower utilization of medical services by WSEs as a result of the stay-at-home orders in various states and counties.
+20	Lower OE primarily as a result of expense discipline initiatives.
$293	YTD 2020 Operating Income

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
We also analyze changes in PSR with the following measures:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the weighted average percentage change in fees for each vertical,

•	Mix - the change in composition of Average WSEs across our verticals, and

•	Recovery Credit - the weighted average amounts recognized for the Recovery Credit program.

The decrease in PSR for the second quarter of 2020, as compared to the same period in 2019, reflects lower Average WSEs, as clients furloughed employees and reduced hiring and headcount in response to the economic slowdown, particularly in our Main Street vertical and an ongoing change in the mix of our WSEs. The Recovery Credit represents our effort to assist our eligible clients by providing one-time reductions against fees for future services. This was partially offset by rate increases achieved in the first quarter of 2020 and second half of 2019.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The increase in PSR for the first half of 2020, when compared to the same period in 2019, reflects the result of WSE growth particularly in our Technology and Financial Services verticals, and rate increases achieved in the first quarter of 2020. This was partially offset by the Recovery Credit recognized in the second quarter of 2020.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:

•	Volume - the percentage change in period over period Average WSEs,

•	Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,

•	Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and

•	Recovery Credit - the weighted average amounts recognized for the Recovery Credit program.

ISR
($millions)
$827
$808
$1,719
$1,606
Q2 2020
Q2 2019
YTD 2020
YTD 2019

Monthly ISR per Average WSE
($dollars)
$878
$845
$881
$847
Q2 2020
Q2 2019
YTD 2020
YTD 2019

Q2 2020 - Q2 2019
ISR Change
(2)%
5%
5%
(6)%
2%
Volume
Rate
Mix
Recovery Credit
Total

YTD 2019 - 2018
ISR Change
3%
4%
3%
(3)%
7%
Volume
Rate
Mix
Recovery Credit
Total

The growth in ISR for the second quarter of 2020, as compared to the same period in 2019, primarily resulted from higher health plan enrollment and rate increases achieved in the first quarter of 2020 and second half of 2019. This was partially offset by lower average WSEs, as clients reduced hiring and headcount in response to the economic slowdown, and by the Recovery Credit recognized.
The growth in ISR for the first half of 2020, as compared to the same period in 2019, primarily reflects the result of WSE growth particularly in our Technology and Financial Services verticals and higher health plan enrollment. This was partially offset by the Recovery Credit recognized in the second quarter of 2020.

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

Insurance Costs ($millions)

$613
$704
$1,378
$1,387
Q2 2020
Q2 2019
YTD 2020
YTD 2019

Monthly Insurance Costs per Average WSE ($dollars)

$651
$737
$706
$732
Q2 2020
Q2 2019
YTD 2020
YTD 2019

Q2 2020 - Q2 2019 Insurance Costs Change

(2)%
(16)%
5%
(13)%
Volume
Rate
Mix
Total

YTD 2020 - 2019 Insurance Costs Change

3%
(6)%
2%
(1)%
Volume
Rate
Mix
Total

During the second quarter and first half of 2020, as a result of the COVID-19 pandemic, we experienced higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies. Stay-at-home orders and social distancing practices decreased the utilization of medical services from mid-March through April as enrollees deferred or cancelled elective procedures and reduced outpatient medical, dental and vision services. Utilization began to approach more typical levels by the end of the second quarter. The decrease in utilization of medical services drove the reduction in rate for the second quarter and first half of 2020.
Historically, health claims costs have tended to increase throughout the year as the utilization of medical services above each WSE's deductible causes our insurance costs to increase. While medical services utilization dropped significantly in the second quarter of 2020 due to COVID-19, we expect the utilization of medical services in subsequent quarters to increase as enrollees resume deferred or canceled non-essential elective procedures, outpatient medical, dental and vision services and provider networks adapt to providing services during the pandemic.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.
NIM increased significantly for the second quarter and first half of 2020 primarily due to lower utilization of medical services combined with higher ISR.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our OE and allocate resources across different business functions based on a percentage of NSR, which has decreased to 48% in the second quarter of 2020 from 76% when compared to the same period in 2019 and decreased to 53% in the first half of 2020 from 72% when compared to the same period in 2019. The current percentages of OE to NSR is lower than our historical experience and was primarily driven by the significant increase in NSR due to lower utilization of medical services, combined with expense discipline initiatives.
We had approximately 2,900 corporate employees as of June 30, 2020 in 30 offices across the U.S. In the second quarter of 2020, we exited most of our monthly shared office workspaces. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 67% and 59% of our OE in the second quarters of 2020 and 2019 and 65% and 59% in the first halves of 2020 and 2019, respectively. We have not incurred significant operating expenses related to COVID-19 and our transition to remote work arrangements.
During the second quarter and the first half of 2020, we experienced operating expense decrease of 8% and 6% when compared to the same periods in 2019. During the second quarter and the first half of 2020, the percent of OE to total revenues was 17% and 16%, compared to the 19% and 18% in the same periods in 2019. While expense discipline initiatives will continue, we expect the ratio of OE to total revenues to increase in subsequent quarters as the rate of growth of total revenues decrease and we continue to invest in projects to improve our customer and WSE experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and depreciation and amortization. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$176	Q2 2019 Operating Expense
-3	COPS decreased in the second quarter of 2020, driven by reduced consulting costs, travel and entertainment expenses.
-7	S&M decreased in the second quarter of 2020, as we reduced marketing spend, travel and entertainment expenses.
-4	SD&P decreased in the second quarter of 2020, primarily due to a decrease in compensation related expenses.
$162	Q2 2020 Operating Expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS

(in millions)
$345	YTD 2019 Operating Expenses
-3	COPS decreased in the first half of 2020, driven by reduced consulting costs, travel and entertainment expenses.
-7	S&M decreased in the first half of 2020, as we reduced marketing spend, conference expenses, travel and entertainment expenses.
-4	G&A decreased in the first half of 2020, as we reduced compensation related expenses and consulting costs.
-7	SD&P decreased in the first half of 2020, primarily due to a decrease in compensation related expenses.
+1	D&A remained consistent in the first half of 2020.
$325	YTD 2020 Operating Expenses
We break out the change in expenses that make up our OE in the chart below:

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense under our credit facility.
The decrease in interest income, interest expense, bank fees and other for the second quarter and the first half of 2020, as compared to the same periods in 2019, was primarily due to lower average market interest rates.
Provision for Income Taxes
Our effective tax rate (ETR) was 26% and 17% for the second quarter of 2020 and 2019, respectively, and 26% and 21% for the first half of 2020 and 2019, respectively. The increase when comparing the quarter and year to date rates for 2020 with the same periods in 2019 was primarily due to a one-time benefit associated with prior year tax expense and a decrease in tax benefits recognized from excess tax benefits related to stock-based compensation.
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

	June 30, 2020			December 31, 2019
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$637	$—	$637	$213	$—	$213
Investments	76	—	76	68	—	68
Restricted cash, cash equivalents and investments	15	720	735	15	1,165	1,180
Other current assets	48	439	487	45	365	410
Total current assets	$776	$1,159	$1,935	$341	$1,530	$1,871

Total current liabilities	$412	$1,159	$1,571	$113	$1,530	$1,643

Working capital	$364	$—	$364	$228	$—	$228

MANAGEMENT'S DISCUSSION AND ANALYSIS

Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs and the Recovery Credit liability. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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
Working capital for corporate purposes

Corporate working capital as of June 30, 2020 increased $136 million from December 31, 2019, driven by a $424 million increase in corporate unrestricted cash and cash equivalents, offset by a $234 million draw down under our revolving credit facility, and an increase in our corporate accounts payable and other current liabilities, including income taxes payable.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2020			2019
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$315	$(445)	$(130)	$107	$(269)	$(162)
Investing activities	(35)	(86)	(121)	(27)	2	(25)
Financing activities	122	—	122	(77)	—	(77)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$402	$(531)	$(129)	$3	$(267)	$(264)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	291	1,165	1,456	425	924	1,349
End of period	$693	$634	$1,327	$428	$657	$1,085

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$424	$—	$424	$(9)	$—	$(9)
Restricted	(22)	(531)	(553)	12	(267)	(255)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Six Months Ended June 30,
(in millions)	2020	2019
Net income	$217	$109
Depreciation and amortization	32	27
Amortization of ROU	8	10
Accretion of discount rate on lease liability	1	—
Stock based compensation expense	20	20
Payment of interest	(7)	(9)
Income tax payments, net	(6)	(33)
Changes in other operating assets	(19)	(29)
Changes in other operating liabilities	69	12
Net cash provided by operating activities - Corporate	$315	$107
Collateral refunded from insurance carriers, net	1	—
Changes in other operating assets	(74)	(52)
Changes in other operating liabilities	(372)	(217)
Net cash used in operating activities - WSE	$(445)	$(269)
Net cash used in operating activities	$(130)	$(162)

Year-over-year change in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, settlement of the Recovery Credit liability, and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.

Our corporate operating cash flows in the first half of 2020 increased, when compared to the same period in 2019, due to the increase in our net income and the timing of our corporate income taxes payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Six Months Ended June 30,
(in millions)	2020	2019
Investments:
Purchases of investments	(222)	(65)
Proceeds from sale and maturity of investments	119	65
Cash used in investments	$(103)	$—

Capital expenditures:
Software and hardware	$(17)	$(18)
Office furniture, equipment and leasehold improvements	(1)	(7)
Cash used in capital expenditures	$(18)	$(25)
Cash used in investing activities	$(121)	$(25)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments (unrestricted). We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At June 30, 2020, our investments had a weighted average duration of 1.07 years and an average S&P credit rating of AA+.
As of June 30, 2020, we held approximately $1,780 million in cash, cash equivalents and investments, of which $637 million was unrestricted cash and cash equivalents and $204 million was unrestricted investments. Refer to Note 2 in this Form 10-Q for a summary of these funds.
Capital Expenditures
During the first half of 2020 and 2019, we continued to make investments in software and hardware and we enhanced our existing products and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash provided by (used in) financing activities in the first half of 2020 and 2019 consisted of our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2020	2019
Financing activities
Repurchase of common stock, net of issuance	$(101)	$(66)
Draw down from revolving credit facility	234	—
Repayment of borrowings	(11)	(11)
Cash provided by (used in) financing activities	$122	$(77)
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

During the first half of 2020, we repurchased 2,167,401 shares of our common stock for approximately $100 million through our stock repurchase program. As of June 30, 2020, approximately $435 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this share repurchase program.
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
Covenants
We were in compliance with the financial covenants under our credit facilities at June 30, 2020. For information on the covenants under our 2018 credit facility, refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of our Form 10-K.
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
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the cash flows of the collar assuming a 100 basis point parallel shift in the current LIBOR rate. Based on the terms and remaining settlements as of June 30, 2020, a hypothetical 100 basis point increase in one-month LIBOR across all maturities would not result in any cash receipts by the Company, while a hypothetical 100 basis point decrease in one-month LIBOR across all maturities would result in cash payments of $6 million.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our AFS marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing our investment portfolio in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our AFS marketable securities consist of highly liquid, investment-grade securities. The risk of rate changes on investment balances was significant at June 30, 2020 and not significant at December 31, 2019.
At June 30, 2020, we had total long-term debt and revolving credit agreement borrowings (total debt) of $614 million. A 100 basis point increase in market interest rates would cause interest expense on our debt as of June 30, 2020 to increase by $5 million over the next twelve months of the aggregate long-term debt and revolving credit agreement borrowings. A 100 basis point decrease in market interest rates would cause interest expense on our debt as of June 30, 2020 to increase by $1 million over the next twelve months of the aggregate long-term debt and revolving credit agreement borrowings. The increase is due to the collar floor terms of our interest rate collar derivative.
At December 31, 2019, we had total outstanding long-term debt of $391 million. A 100 basis point increase or decrease in market interest rates would cause interest expense on our debt as of December 31, 2019 to increase by $3 million or to decrease by $4 million over the next twelve months of the loan, respectively.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Interim Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2020	2019	2020	2019
Professional service revenues	$121	$127	$277	$263
Insurance service revenues	827	808	1,719	1,606
Total revenues	948	935	1,996	1,869
Insurance costs	613	704	1,378	1,387
Cost of providing services	60	63	124	127
Sales and marketing	45	52	91	98
General and administrative	35	36	68	72
Systems development and programming	9	13	18	25
Depreciation and amortization of intangible assets	13	12	24	23
Total costs and operating expenses	775	880	1,703	1,732
Operating income	173	55	293	137
Other income (expense):
Interest expense, bank fees and other	(4)	(6)	(8)	(11)
Interest income	2	7	7	13
Income before provision for income taxes	171	56	292	139
Income taxes	45	10	75	30
Net income	$126	$46	$217	$109
Other comprehensive income, net of income taxes	3	1	5	1
Comprehensive income	$129	$47	$222	$110

Net income per share:
Basic	$1.88	$0.65	$3.16	$1.56
Diluted	$1.87	$0.64	$3.13	$1.53
Weighted average shares:
Basic	67	70	69	70
Diluted	68	71	70	71
 See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$637	$213
Investments	76	68
Restricted cash, cash equivalents and investments	735	1,180
Accounts receivable, net	5	9
Unbilled revenue, net	352	285
Prepaid expenses, net	50	52
Other current assets	80	64
Total current assets	1,935	1,871
Restricted cash, cash equivalents and investments, noncurrent	204	212
Investments, noncurrent	128	125
Property, equipment and software, net	82	85
Operating lease right-of-use asset	46	55
Goodwill	289	289
Other intangible assets, net	13	15
Other assets	105	96
Total assets	$2,802	$2,748
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$101	$31
Revolving credit agreement borrowings	234	—
Long-term debt	22	22
Client deposits and other client liabilities	146	44
Accrued wages	411	391
Accrued health insurance costs, net	145	167
Accrued workers' compensation costs, net	62	61
Payroll tax liabilities and other payroll withholdings	426	901
Operating lease liabilities	13	17
Insurance premiums and other payables	11	9
Total current liabilities	1,571	1,643
Long-term debt, noncurrent	358	369
Accrued workers' compensation costs, noncurrent, net	141	144
Deferred taxes	63	61
Operating lease liabilities, noncurrent	43	48
Other non-current liabilities	10	8
Total liabilities	2,186	2,273
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019)
Common stock and additional paid-in capital	719	694
($0.000025 par value per share; 750,000,000 shares authorized; 67,292,864 and 69,065,491 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)
Accumulated deficit	(108)	(219)
Accumulated other comprehensive income	5	—
Total stockholders' equity	616	475
Total liabilities & stockholders' equity	$2,802	$2,748
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Total Stockholders' Equity, beginning balance	$533	$406	$475	$375
Common Stock and Additional Paid-In Capital
Beginning balance	703	651	694	641
Issuance of common stock from exercise of stock options	—	1	—	2
Issuance of common stock for employee stock purchase plan	5	4	5	4
Stock based compensation expense	11	11	20	20
Ending balance	719	667	719	667

Accumulated Deficit
Beginning balance	(172)	(245)	(219)	(266)
Net income	126	46	217	109
Repurchase of common stock	(60)	(24)	(100)	(62)
Awards effectively repurchased for required employee withholding taxes	(2)	(6)	(6)	(10)
Ending balance	(108)	(229)	(108)	(229)

Accumulated Other Comprehensive Loss
Beginning balance	2	—	—	—
Other comprehensive income	3	1	5	1
Ending balance	5	1	5	1
Total Stockholders' Equity, ending balance	$616	$439	$616	$439
See accompanying notes.

FINANCIAL STATEMENTS

TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Operating activities
Net income	$217	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	27
Amortization of ROU	8	10
Accretion of discount rate on lease liabilities	1	—
Stock based compensation	20	20
Changes in operating assets and liabilities:
Accounts receivable, net	4	3
Unbilled revenue, net	(67)	(36)
Prepaid expenses, net	2	(18)
Accounts payable and other current liabilities	69	(11)
Client deposits and other client liabilities	102	10
Accrued wages	20	25
Accrued health insurance costs, net	(22)	9
Accrued workers' compensation costs, net	(2)	(13)
Payroll taxes payable and other payroll withholdings	(475)	(256)
Operating lease liabilities	(10)	(9)
Other assets	(32)	(30)
Other liabilities	3	(2)
Net cash used in operating activities	(130)	(162)
Investing activities
Purchases of marketable securities	(222)	(65)
Proceeds from sales and maturities of marketable securities	119	65
Acquisitions of property and equipment	(18)	(25)
Net cash used in investing activities	(121)	(25)
Financing activities
Repurchase of common stock	(100)	(62)
Proceeds from issuance of common stock	5	6
Awards effectively repurchased for required employee withholding taxes	(6)	(10)
Proceeds from revolving credit agreement borrowings	234	—
Repayment of debt	(11)	(11)
Net cash provided by (used in) financing activities	122	(77)
Net decrease in cash and cash equivalents, unrestricted and restricted	(129)	(264)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,456	1,349
End of period	$1,327	$1,085

Supplemental disclosures of cash flow information
Interest paid	$7	$9
Income taxes paid, net	6	33
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$8
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results anticipated for the full year. These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

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

FINANCIAL STATEMENTS

Revenue Recognition
Performance Obligation: Recovery Credit
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients will receive one-time reductions against fees for future services, accounted for as a discount, over the next two years. This option to renew future services at a discount represents a material right and is accounted for as a new performance obligation (Recovery Credit). This performance obligation will be satisfied when the clients have successfully renewed the services contracts and the future services are transferred.
The consideration we receive that is allocated to this performance obligation is deferred as an unsatisfied performance obligation and is included in client deposits and other client liabilities on the balance sheet. The amount of consideration we defer each period is dependent on the timing of when eligible clients will receive the Recovery Credit and the ultimate amount of the total Recovery Credit. The ultimate amount that clients will receive is dependent on future net insurance performance.
Client Deposits and Other Client Liabilities
Client deposits and other client liabilities represents our contractual commitments and payables to clients, including indemnity guarantee payment received from clients, prefund by clients for their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment, as well as service fee consideration received for unsatisfied performance obligations of $56 million.
Unbilled Revenue
We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of June 30, 2020, advance collections included in unbilled revenue were $49 million.
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

FINANCIAL STATEMENTS

Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was insignificant at June 30, 2020 and December 31, 2019.
Accrued Health Insurance Costs
We sponsor and administer a number of fully insured, risk-based employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2020, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2020 and December 31, 2019, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $48 million and $39 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of June 30, 2020 and December 31, 2019, accrued health insurance costs offsetting prepaid expenses were $53 million and $52 million, respectively.
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

FINANCIAL STATEMENTS

Our total cash, cash equivalents and investments are summarized below:

	June 30, 2020			December 31, 2019
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$637	$—	$637	$213	$—	$—	$213
Investments	—	76	76	—	68	—	68
Restricted cash, cash equivalents and investments:
Payroll funds collected	566	—	566	1,018	—	—	1,018
Collateral for health benefits claims	18	86	104	98	—	—	98
Collateral for workers' compensation claims	63	—	63	62	—	—	62
Other security deposits	2	—	2	2	—	—	2
Total restricted cash, cash equivalents and investments	649	86	735	1,180	—	—	1,180
Investments, noncurrent	—	128	128	—	125	—	125
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	41	163	204	63	148	1	212
Total	$1,327	$453	$1,780	$1,456	$341	$1	$1,798

FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our AFS investments as of June 30, 2020 and December 31, 2019 are presented below.

	June 30, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$22	$—	$—	$22	$30	$—	$—	$30
Corporate bonds	111	3	—	114	123	1	—	124
U.S. government agencies and government- sponsored agencies	24	1	—	25	14	—	—	14
U.S. treasuries	280	5	—	285	163	—	—	163
Certificate of deposit	—	—	—	—	1	—	—	1
Other debt securities	7	—	—	7	10	—	—	10
Total	$444	$9	$—	$453	$341	$1	$—	$342

Gross unrealized losses were immaterial at June 30, 2020 and December 31, 2019.
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
The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2020
One year or less	$112
Over one year through five years	312
Over five years through ten years	9
Over ten years	20
Total fair value	$453

The gross proceeds from sales and maturities of AFS securities for the three and six months ended June 30, 2020 and June 30, 2019 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gross proceeds from sales	$12	$14	$52	$28
Gross proceeds from maturities	40	19	67	36
Total	52	33	$119	$64

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

FINANCIAL STATEMENTS

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
We did not have any Level 3 financial instruments recognized in our balance sheet as of June 30, 2020 and December 31, 2019. There were no transfers between levels as of June 30, 2020 and December 31, 2019.
Fair Value Measurements on a Recurring Basis
The following table summarizes our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2020 and December 31, 2019.

(in millions)	Level 1	Level 2	Total
June 30, 2020
Cash equivalents:
Money market mutual funds	$286	$—	286
Total cash equivalents	286	—	286
Investments:
Asset-backed securities	—	22	22
Corporate bonds	—	83	83
U.S. government agencies and government-sponsored agencies	—	6	6
U.S. treasuries	—	86	86
Other debt securities	—	7	7
Total investments	—	204	204
Restricted cash equivalents:
Money market mutual funds	91	—	91
Commercial paper	14	—	14
Total restricted cash equivalents	105	—	105
Restricted investments:
Corporate bonds	—	31	31
U.S. government agencies and government-sponsored agencies	—	19	19
U.S. treasuries	—	199	199
Total restricted investments	—	249	249
Total cash equivalents and investments and restricted cash equivalents and investments	$391	$453	$844

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2019
Cash equivalents
Money market mutual funds	$89	$—	$89
U.S. treasuries	—	3	3
Total cash equivalents	89	3	92
Investments
Asset-backed securities	—	30	30
Corporate bonds	—	96	96
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	53	53
Other debt securities	—	10	10
Total investments	—	194	194
Restricted cash equivalents:
Money market mutual funds	42	—	42
U.S. treasuries	—	12	12
Certificate of deposit	—	2	2
Commercial paper	14	—	14
Total restricted cash equivalents	56	14	70
Restricted investments:
Corporate bonds	—	28	28
U.S. government agencies and government-sponsored agencies	—	9	9
U.S. treasuries	—	110	110
Certificate of deposit	—	1	1
Total restricted investments	—	148	148
Total investments and restricted cash equivalents and investments	$145	$359	$504

Fair Value of Financial Instruments Disclosure
Long-Term Debt and Revolving Credit Agreement Borrowings
Our long-term debt and revolving credit agreement borrowings are floating rate debt. At June 30, 2020 and December 31, 2019, the fair value of our floating rate long-term debt approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
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

FINANCIAL STATEMENTS

The following table summarizes the fair value of our derivative instruments at June 30, 2020:

				Fair Market Value
				June 30, 2020		December 31, 2019
(in millions)	Hedge type	Final settlement date	Notional amount	Other current assets	Accounts payable and other current liabilities	Other current assets	Accounts payable and other current liabilities
Derivatives designated as hedging instruments
Collar - LIBOR	Cash flow	May 2022	$213	$—	$2	$—	$—

The pre-tax effect of derivative instruments for the first half of 2020 is insignificant and we estimate approximately $1 million of net derivative gains or losses included in other comprehensive income will be reclassified into earnings within the following 12 months. There were insignificant cash flows associated with the derivative for the six months ended June 30, 2020 and for the year ended December 31, 2019.
As of June 30, 2020 and December 31, 2019, we do not hold, nor have we posted, any collateral related to the above derivative instrument.
The interest rate collar derivative is classified as Level 2 in the fair value hierarchy as its value is determined using observable inputs such as forward LIBOR curves.
NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Total accrued costs, beginning of period	$217	$236	$214	$238
Incurred
Current year	13	16	33	35
Prior years	(6)	(11)	(9)	(16)
Total incurred	7	5	24	19
Paid
Current year	(2)	(2)	(3)	(3)
Prior years	(11)	(15)	(24)	(30)
Total paid	(13)	(17)	(27)	(33)
Total accrued costs, end of period	$211	$224	$211	$224

FINANCIAL STATEMENTS

The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2020	December 31, 2019
Total accrued costs, end of period	$211	$214
Collateral paid to carriers and offset against accrued costs	(8)	(9)
Total accrued costs, net of carrier collateral offset	$203	$205
Payable in less than 1 year (net of collateral paid to carriers of $2 and $3 at June 30, 2020 and December 31, 2019, respectively.)	$62	$61
Payable in more than 1 year (net of collateral paid to carriers of $6 at June 30, 2020 and December 31, 2019.)	141	144
Total accrued costs, net of carrier collateral offset	$203	$205

Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2020, the change was primarily due to a decrease in estimate of ultimate losses related to older plan years and recognition of current year development of ultimate loss.
As of June 30, 2020 and December 31, 2019, we had $45 million and $46 million, respectively, of collateral held by insurance carriers of which $8 million and $9 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled against collateral held.
NOTE 6. REVOLVING CREDIT AGREEMENT BORROWINGS
As of June 30, 2020, our revolving credit agreement borrowings consisted of the following:

(in millions)	June 30, 2020
Current Liabilities:
Revolving credit facility	$234

Annual contractual interest rate	1.81%
Effective interest rate	2.19%

Our credit agreement entered in June 2018 (2018 Credit Agreement) includes a $250 million revolving credit facility (2018 Revolver), which could be used solely for working capital and other general corporate purposes. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the 2018 Revolver. In March 2020, we drew down $234 million under this facility. As of June 30, 2020, we had $16 million of letters of credit outstanding under the 2018 Revolver.
Interest on our 2018 Revolver is payable monthly and is variable based on LIBOR plus 1.625% or the prime rate plus 0.625%, at our option, subject to certain rate adjustments based upon our total leverage ratio. As of June 30, 2020, the interest rate was based on LIBOR plus 1.625%. We are required to pay a quarterly commitment fee on the daily unused amount of the commitments under our 2018 Revolver, as well as fronting fees and other customary fees for letters of credit issued under our 2018 Revolver, which is subject to adjustments based on our total leverage ratio.
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

FINANCIAL STATEMENTS

The 2018 Credit Agreement contains certain financial covenants and restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates, as well as minimum interest coverage and maximum total leverage ratio requirements. We were in compliance with all financial covenants under the credit facilities at June 30, 2020.
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
NOTE 8. STOCK BASED COMPENSATION
Equity-Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, provides for the grant of stock-based and cash-based awards, including stock options, RSUs, and RSAs. Shares available for grant as of June 30, 2020 were approximately 2 million.
The 2009 Equity Incentive Plan (the 2009 Plan), was replaced by the 2019 Plan, except that any outstanding awards granted under the 2009 Plan remain in effect pursuant to their terms.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2020 and 2018 are based on a single-year performance period subject to subsequent multi-year vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. The performance-based awards granted in 2019 were previously cancelled. RSUs and RSAs are generally forfeited if the participant terminates service prior to vesting.

FINANCIAL STATEMENTS

The following tables summarize RSU and RSA activity under our equity-based plans for the first half of 2020:

	Time-based RSUs and RSAs
	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,104,729	61,136	1,165,865	$48.47
Granted	789,308	—	789,308	51.14
Vested	(356,897)	(15,028)	(371,925)	42.87
Forfeited	(63,725)	(3,611)	(67,336)	51.74
Nonvested at June 30, 2020	1,473,415	42,497	1,515,912	$51.09

	Performance-based RSUs and RSAs
	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	15,752	114,857	130,609	$49.70
Granted	183,981	—	183,981	52.86
Forfeited	—	(11,036)	(11,036)	47.61
Nonvested at June 30, 2020	199,733	103,821	303,554	$51.69

Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cost of providing services	$3	$2	$5	$4
Sales and marketing	1	1	3	1
General and administrative	6	7	11	13
Systems development and programming costs	1	1	1	2
Total stock based compensation expense	$11	$11	$20	$20

FINANCIAL STATEMENTS

NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
The following table presents a rollforward of our common stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares issued and outstanding, beginning balance	68,470,050	70,079,747	69,065,491	70,596,559
Issuance of common stock from vested restricted stock units	168,621	213,991	342,250	500,710
Issuance of common stock from exercise of stock options	11,136	58,491	40,609	139,773
Issuance of common stock for employee stock purchase plan	130,532	112,623	130,532	112,623
Repurchase of common stock	(1,419,984)	(392,700)	(2,167,401)	(1,175,609)
Awards effectively repurchased for required employee withholding taxes	(67,491)	(81,007)	(118,617)	(182,911)
Shares issued and outstanding, ending balance	67,292,864	69,991,145	67,292,864	69,991,145

Stock Repurchases
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. This repurchase authorization has no expiration. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity.
During the first half of 2020, we repurchased 2,167,401 shares of common stock for approximately $100 million. As of June 30, 2020, approximately $435 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program.
NOTE 10. INCOME TAXES
Our effective income tax rate was 26% and 17% for the second quarter of 2020 and 2019, respectively, and 26% and 21% for the first half of 2020 and 2019, respectively. The increase when comparing the quarter and year to date rates for 2020 with the same periods in 2019, was primarily due to a one-time benefit associated with prior year tax expense and a decrease in tax benefits recognized from excess tax benefits related to stock-based compensation.
During the first half of 2020, there was an increase of $1 million in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months for which an estimate of the impact on net income cannot be made.
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

FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income	$126	$46	$217	$109
Weighted average shares of common stock outstanding	67	70	69	70
Basic EPS	$1.88	$0.65	$3.16	$1.56
Net income	$126	$46	$217	$109
Weighted average shares of common stock outstanding	67	70	69	70
Dilutive effect of stock options and restricted stock units	1	1	1	1
Weighted average shares of common stock outstanding - diluted	68	71	70	71
Diluted EPS	$1.87	$0.64	$3.13	$1.53

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	—	2	1

NOTE 12. SUBSEQUENT EVENTS
On July 27, 2020, TriNet Group, Inc., announced the acquisition of Little Bird HR, Inc., a privately held PEO providing benefits and human resource solutions for charter schools.

OTHER INFORMATION

Legal Proceedings
For the information required in this section, refer to Note 7 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (2)
April 1 - April 30, 2020	1,222,808	$40.53	1,221,760	$446
May 1 - May 31, 2020	168,078	$47.26	101,635	$441
June 1 - June 30, 2020	96,589	$56.99	96,589	$435
Total	1,487,475		1,419,984
(1) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of RSUs granted pursuant to approved plans.
(2) We repurchased a total of approximately $60 million of our outstanding common stock during the period ended June 30, 2020.

As of June 30, 2020, we had approximately $435 million remaining for repurchases under our stock repurchase program. Stock repurchases under the program are primarily intended to offset the dilutive effect of share-based employee incentive compensation. The purchases were funded from existing cash and cash equivalents balances.

Our stock repurchases are subject to certain restrictions under the terms of our 2018 credit facility. For more information about our 2018 credit facility and our stock repurchases, refer to Notes 9 and 10 in Part II, Item 8. Financial Statements and Supplementary Data of our 2019 Form 10-K.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

OTHER INFORMATION

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
10.1	Amended and Restated Employment Agreement, dated April 28, 2020, between Michael Peter Harris Murphy and TriNet USA, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

TRINET GROUP, INC.

Date: July 27, 2020	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: July 27, 2020	By:	/s/ Michael P. Murphy
Michael P. Murphy
Principal Financial and Accounting Officer