Form 10-K
period 2020-12-31
TRINET GROUP, INC.
filed 2021-02-16
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2020, was $2.5 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 9, 2021 was 65,990,673.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 27, 2021, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year Ended December 31, 2020

GLOSSARY
Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part I, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

AB5	Assembly Bill 5
ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
ASC	Accounting standards codification
ASU	Accounting standards update
CARES Act	Coronavirus Aid Relief and Economic Security Act
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COVID-19	Novel coronavirus
CPRA	California Privacy Rights Act
D&A	Depreciation and amortization expenses
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FFCRA	Families First Coronavirus Response Act
FLSA	Fair Labor Standards Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HIPAA	Health Insurance Portability and Accountability Act
HITECH Act	Health Information Technology for Economic and Clinical Health Act
HR	Human Resources
IBNP	Incurred but not yet paid
IBNR	Incurred but not yet reported
IGP	Indemnity Guarantee Payment
IRS	Internal Revenue Service
ISR	Insurance service revenues
LDF	Loss development factor
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

GLOSSARY

NIM	Net Insurance Margin
NISR	Net Insurance Service Revenues
NSR	Net service revenues
OE	Operating expenses
PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PFC	Payroll funds collected
PHI	Protected Health Information
PPP	Paycheck Protection Program, a loan program administered by the SBA
PPPFA	Paycheck Protection Program Flexibility Act
PSR	Professional service revenues
Recovery Credit	Program to provide clients with one-time reductions against fees for future services
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P 500	Standard and Poor's 500 Stock Index
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
TCJA	Tax Cuts and Jobs Act
U.S.	United States
WSE	Worksite employee

BUSINESS

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report on Form 10-K (Form 10-K), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “impact,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the impact of the COVID-19 pandemic; the impact of COVID-19 regulations and government programs; the impact of our Recovery Credit program and its suitability for generating client loyalty and retention; our ability to modify or develop service offerings to assist clients affected by COVID-19; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical service offerings; the growth of our client base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the client experience; the impact of our client service initiatives; the volume and severity of insurance claims and the impact of COVID-19 on claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business and the impact of COVID-19 on those trends; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout this Form 10-K, including under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, and in the other periodic filings we make with the SEC, and including risk factors associated with: the economic, health and business disruption caused by the COVID-19 pandemic; the impact of the COVID-19 pandemic on our clients and prospects, insurance costs and operations; the impact of the COVID-19 pandemic on the laws and regulations that impact our industry and clients; our ability to mitigate the business risks we face as a co-employer; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; the effects of volatility in the financial and economic environment on the businesses that make up our client base, and the concentration of our clients in certain geographies and industries; the impact of failures or limitations in the business systems we rely upon; the impact of our Recovery Credit program; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our technology to satisfy regulatory requirements and meet the expectations of our clients and manage client attrition; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply with the laws and regulations that govern PEOs and other similar industries; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operation and stock price due to factors outside of our control, such as the volume and severity of our workers’ compensation and health insurance claims and the amount and timing of our insurance costs, operating expenses and capital expenditure requirements; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock. Any of these factors could cause our actual results to differ materially from our anticipated results.

BUSINESS

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
Part II, Item 7. MD&A of this Form 10-K includes references to our performance measures presented in conformity with GAAP and other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plans. Refer to the Non-GAAP Financial Measures in Part II, Item 7. MD&A for definitions and reconciliations from GAAP measures.
Website Disclosures
We use our website (www.trinet.com) to announce material non-public information to the public and to comply with our disclosure obligations under Regulation Fair Disclosure (Reg FD). We also use our website to communicate with the public about our Company, our services, and other matters. Our SEC filings, press releases and recent public conference calls and webcasts can also be found on our website. The information we post on our website could be deemed to be material information under Reg FD. We encourage investors and others interested in our Company to review the information we post on our website. Information contained in or accessible through our website is not a part of this report.

BUSINESS

PART I
Item 1. Business
TriNet is a leading provider of HR expertise, payroll services, employee benefits and employment risk mitigation services for SMBs. Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. In 2020, we processed $44.9 billion in payroll and payroll taxes for our clients and ended the year with approximately 17,700 clients and 331,900 WSEs, primarily in the U.S.
Our Services
To free SMBs from HR complexities, we deliver a comprehensive suite of services that help our clients administer and manage various HR-related needs and functions, such as compensation and benefits, payroll processing, employee data, health insurance and workers' compensation programs, and other transactional HR needs using our technology platform and HR, benefits and compliance expertise. We empower SMBs to focus on what matters most - growing their business.
We leverage our scale and industry HR experience to deliver our service offerings for SMBs in specific industry verticals. We believe our vertical approach is a key differentiator for us and creates additional value for our clients thanks to service offerings that are tailored to address industry-specific HR needs. We offer six industry-tailored vertical services: TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology.
Our comprehensive HR solutions include the following capabilities:

HR CONSULTING EXPERTISE	BENEFIT OPTIONS	PAYROLL SERVICES	RISK MITIGATION	TECHNOLOGY PLATFORM

HR Consulting Expertise
We use the collective knowledge and experience of our teams of HR, benefits, risk management and compliance professionals to help clients manage many of the administrative, regulatory and practical requirements associated with being employers. These professionals and our services help clients address a variety of client HR needs, including consulting on talent management, retention and terminations, benefits enrollment, immigration and visas, payroll tax credits, labor law and regulatory developments and many other industry-specific and general HR topics. Depending on their needs, our clients and WSEs have access to varying levels of service and support from our professionals, ranging from call center support for basic questions, to pooled HR resources, to onsite consulting and services. Our professionals also provide additional specialized HR consulting and services upon request.
Benefit Options
We utilize our scale to provide our clients and WSEs access to a broad range of TriNet-sponsored employee benefit and insurance programs at costs that we believe most of our clients would be unable to obtain on their own. We believe that our TriNet-sponsored programs help clients compete for talent against larger businesses. Our benefit and insurance programs are designed to comply with federal, state and local regulations, and our benefit and insurance service offerings include plan selection and administration, enrollment management, leave management, plan document distribution and WSE and client communications.
Under our benefit and insurance programs, we pay third-party insurance carriers for WSE insurance benefits and reimburse insurance carriers or third-party administrators for claims payments within our insurance deductible layer, where applicable.

BUSINESS

We sponsor and administer several employee benefit plans through a broad range of carriers, including group health, dental, vision, short- and long-term disability, and life insurance as an employer plan sponsor under Section 3(5) of ERISA. We also provide for other benefit programs to be made available to WSEs, including flexible spending accounts, health savings accounts, retirement benefits, COBRA benefits, supplemental insurance, commuter benefits, home insurance, critical illness insurance, accident insurance, hospital indemnity, pet insurance, and auto insurance. For further discussion of our insurance programs, including policies where we reimburse our carriers for certain amounts relating to claims, refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
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
Risk Mitigation
We monitor employment-related legal and regulatory developments at the federal, state, and local levels to help our clients comply with employment laws and mitigate many of the risks associated with being an employer. We provide guidance on employment laws and regulations, including those relating to minimum wage, unemployment insurance, family and medical leave and anti-discrimination. We also ensure that our TriNet-sponsored benefit plans comply with applicable laws and regulations, like the ACA, reducing this compliance burden to our clients.
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
We also provide EPLI coverage for our clients through insurance policies that we obtain from a third-party EPLI carrier. These policies provide coverage for certain claims that arise in the course of the employment relationship, such as discrimination, harassment, and certain other employee claims, with a per-claim retention amount. The retention amount is allocated on a pre-determined basis between the client and TriNet. Our professionals assist our clients in implementing HR best practices to help avoid and reduce the cost of employment-related liabilities. Litigation defense is conducted by our preferred outside employment law firms.
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

BUSINESS

Our Co-Employment Model
We operate using a co-employment model, under which employment-related responsibilities are allocated by contract between us and our clients. This model allows WSEs to receive the full benefit of our services, including access to TriNet-sponsored employee benefit plan offerings. Each of our clients enters into a client service agreement with us that defines the suite of services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our clients as co-employers. WSEs also separately acknowledge the co-employment relationship and the allocation of employment-related responsibilities between TriNet and our clients. The division of responsibilities under our client service agreements is typically as follows:
TriNet Responsibilities
We generally assume responsibility for, and manage certain risks associated with:
•payments of salaries, wages and certain other compensation to WSEs from our own bank accounts (based on client reports and payments), including the processing of garnishment and wage deduction orders,
•reporting of wages, withholding and deposit of associated payroll taxes as the employer of record,
•provision and maintenance of workers' compensation insurance and workers' compensation claims processing,
•access to, and administration of, group health, welfare, and retirement benefits to WSEs under TriNet-sponsored benefit plans,
•compliance with applicable law for certain employee benefits offered to WSEs,
•administration of unemployment claims, and
•provision of various HR policies and agreements, including employee handbooks and worksite employee agreements describing the co-employment relationship.
Client Responsibilities
Our clients are responsible for employment-related responsibilities that we do not specifically assume, generally including:
•day-to-day management of their worksites and WSEs,
•compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance,
•accurate and timely reporting to TriNet of compensation and deduction information, including information relating to hours worked, rates of pay, salaries, wages and other compensation, and work locations,
•accurate and timely reporting to TriNet of information relating to workplace injuries, employee hires and termination, and certain other information relevant to TriNet’s services,
•provision and administration of any employee benefits not provided by TriNet such as equity incentive plans,
•compliance with all laws and regulations applicable to the clients' workplace and business, including work eligibility laws, laws relating to workplace safety or the environment, laws relating to family and medical leave, laws pertaining to employee organizing efforts and collective bargaining and employee termination notice requirements,
•payment of TriNet invoices, which include salary, wages and other relevant compensation to WSEs and applicable employment taxes and service fees, and
•all other matters for which TriNet does not assume responsibility under the client service agreement, such as intellectual property ownership and protection and liability for products produced and services provided by the client company to its own clients.
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
Market Trends and Developments Affecting Our Business in 2020
The COVID-19 pandemic was the most significant development we faced in 2020. COVID-19 related stay-at-home mandates and social distancing practices resulted in a nationwide economic slowdown and an unprecedented disruption to the businesses of our clients, the PEO industry and our business. We observed the following PEO industry trends in 2020 as a result of the COVID-19 pandemic:
•SMB Economic Distress. SMBs generally suffered, and we expect they will continue to suffer, from headcount freezes, furloughs and terminations, partial or complete business shutdowns, as well as reduced budgets and liquidity issues.
•Increased Insurance Cost Variability and Volatility. The volume of medical claims, including COVID-19 testing and treatment costs, changed. We observed significant fluctuations in the use of medical services, particularly in the second quarter of 2020, as enrollees deferred or cancelled elective procedures and outpatient medical, dental and vision services.
•New Laws and Regulations. New laws and programs were passed to assist SMBs and their employees during the COVID-19 pandemic, including the federal FFCRA and CARES Act and PPPFA business loan, employment, and tax assistance programs, and various state and local labor, employment and tax assistance programs. We expect legislative efforts to help SMBs and employees to continue and we will need to continue to create or redesign our services to provide support for as many of these programs as possible.
For more information regarding the developments above, including the impact of COVID-19 on our business and operations, see Part II, Item 7. MD&A in this Form 10-K, and Part I, Item 1A. Risk Factors under the subheading "Risks Related to the COVID-19 Pandemic".
Our Service Development Efforts
We continued to make significant investments in our technology platform with projects intended to provide our users with improved functionality, HR management options, and security. We intend to continue to invest in our technology platform to improve its functionality, ease of use, security and the overall user experience for our clients and WSEs. We believe the continued investment in and improvement of our technology platform will drive operating efficiencies over the long term and improve our client experience.
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing clients and enhance our ability to retain these clients. Eligible clients receive one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months. The ultimate amount of the Recovery Credit eligible clients will receive is dependent on our future performance and is subject to a limit on the total amount. Our Recovery Credit program is designed to promote client loyalty, incentivize client retention, and to differentiate TriNet from its peers in the PEO industry and in other competing HR services industries.
In March 2020, the FFCRA and the CARES Act were signed into law, creating several important funding and payroll tax incentive programs for SMBs, including PPP, mandatory employee leave requirements, payroll tax deferral and tax credit programs and other employment- and employment tax-related incentives. The PPPFA was signed into law in June 2020, modifying and expanding the original PPP. The appropriations package passed in December 2020 further expanded the availability of some of the employee leave and tax credit programs available to SMBs and their employees during 2021 as well as the PPP. These developments required us to create new services, or redesign our existing services, to support these programs.

BUSINESS

To engage with our clients and SMBs virtually we launched our COVID-19 Preparedness Center, which provides ongoing and timely webinars, information, resources and offerings to clients and other SMBs to help them navigate the rapidly changing and complex COVID-19 business landscape. In the fourth quarter of 2020 we hosted the first annual TriNet PeopleForce, our virtual client and prospect conference, where we provided insights, thought leadership and recommendations for the challenges they face.
Our Clients and Geographies
Our clients are distributed across a variety of industries, including technology, professional services, financial services, life sciences, not-for-profit, property management, retail, manufacturing, and hospitality. We generally support these different clients using our industry-tailored vertical approach. Our clients generally execute annual service contracts with us that automatically renew. In most cases, our clients may cancel these contracts with 30 days' notice to us and we may cancel these contracts with 30 days' notice.
Nearly all of our revenues are generated within the United States and its territories and substantially all our long-lived assets are located in the United States.
Our Competitors
We face competition from:
•PEOs that compete directly with us,
•HR and information systems departments and personnel of companies that administer employee benefits, payroll and HR for their companies in-house,
•providers of certain endpoint HR services, including payroll, employee benefits, business process outsourcers with high-volume transaction and administrative capabilities, and other third-party administrators, and
•insurance brokers who allow third-party HR systems to integrate with their technology platform.
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
We believe that we also compete based upon the breadth and depth of our benefit plans, vertical market expertise, total cost of service, brand awareness and reputation, ability to innovate and respond to client needs rapidly, access to online and mobile solutions, and subject matter expertise. We believe that we are competitive across these factors. For additional information about our competition, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading – "We must continue to work to improve our services to meet the expectations of our clients and regulators, or we may lose our clients and materially harm our business".
Our Sales and Marketing Organizations
We sell our solutions primarily through our direct sales organization. We have aligned our sales organization by industry vertical with the goal of growing profitable market share in our targeted industries. This vertical approach deepens our network of relationships and gives us an understanding of the unique HR needs facing SMBs in those industries. Our sales representatives are supported by marketing, lead generation efforts, and referral sources and networks. While the COVID-19 pandemic made it difficult to engage with prospects face-to-face, the use of technology and communication tools created new opportunities for us to engage with customers and prospects virtually.

BUSINESS

We typically sponsor and participate in associations and events around the country and utilize these forums to target specific vertical and geographic markets. We responded to the unique challenges posed by the COVID-19 pandemic by shifting to virtual events, such as our 2020 TriNet PeopleForce conference, and by providing informational webinars periodically throughout the year on a wide variety of COVID-19 and business topics relevant to our SMB prospects and clients. We also generate sales opportunities within key industry verticals, through marketing alliances and other indirect channels, such as accounting firms, venture capital firms, incubators, insurance brokers, and vertical market industry associations. Additionally, we utilize digital marketing programs, including digital advertising, search and email marketing, to create awareness and interest in our services.
Our marketing and corporate communications organization is charged with driving overall brand awareness, managing lead generation, creating and managing our website and other online properties, creating content for all marketing and communication channels. Including our outbound and inbound marketing efforts, media relations, and managing our sponsorships, major marketing events, and internal and external communications. In 2020 our marketing team focused on strategic marketing, communications social media, branding initiatives, and crisis communication plans, in part by augmenting our comprehensive company re-branding campaign, Incredible Starts Here, with our marketing campaign, People Matter, that included an omni channel initiatives using social media, digital, television, radio and out-of-home media.
The Laws and Regulations that Affect Our Business
Our business operates in a complex legal and regulatory environment due to a myriad of federal, state and local laws and regulations that impact our business. Below is a summary of what we believe are the most important legal and regulatory issues for our business. For additional information on the impact of these and other laws and regulations on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Legal and Compliance Risks".
Employer Status
We sponsor our employee benefit plan offerings as the employer of our WSEs under the Internal Revenue Code of 1986, as amended (the Code), ERISA and applicable state law. The multiple definitions of “employer” under both the Code and ERISA are not clear and most are defined in part by complex multi-factor tests under common law. We believe that we are an “employer” of our WSEs in the U.S. under the Code and the employer of our WSEs in the U.S. for the purposes of ERISA, as well as qualifying as an employer under various state laws, but this status could be subject to challenge by various regulators. For additional information on our employer status and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "If we are not recognized as an employer of worksite employees under federal and state regulations, we and our clients could be adversely impacted".
Health Insurance and Health Care Reform
Our sponsored employee health and welfare offerings are an important component of the services that we provide. The future of health care reform continues to evolve in the U.S. For example, the passage of the ACA in 2010 implemented sweeping health care reforms with staggered effective dates from 2010 through 2022, and many provisions in the ACA still require the issuance of additional guidance from the DOL, the IRS, the U.S. Department of Health and Human Services and various U.S. states. Passage of the TCJA in 2017 eliminated the individual mandate tax penalty under the ACA beginning in 2019, while retaining employer ACA obligations. States have developed, and will continue to develop, varying approaches to state-based health exchanges and mandates. Further significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in 2021 and beyond, including the potential further modification or amendment of the ACA, and we may need to adapt the manner in which we conduct our business as a result of any such changes. For additional information on the ACA and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business".

BUSINESS

Data Privacy and Security Regulations
We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs and corporate employees, and we are subject to a variety of federal, state and foreign laws, rules, and regulations in connection with such activities. As a sponsor of employee benefit plans, we also have access to certain protected health information (PHI) of our WSEs and corporate employees. Management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, there are penalties and fines for HIPAA violations. Because TriNet sponsored health plans are covered entities under HIPAA, we are required to comply with HIPAA's portability, privacy, and security requirements. We are also subject, among other applicable federal laws, rules and regulations, to the rules and regulations promulgated under the authority of the Federal Trade Commission. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulation. We expect federal data privacy laws to continue to evolve.
At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the U.S., including the enactment of the California Consumer Privacy Act of 2018 (CCPA), which went into effect in January 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and October 2019, and further amendments may be enacted. In November 2020, California approved the California Privacy Rights Act (CPRA), which creates a new privacy oversight agency and further amends the CCPA to provide additional rights to consumers to access, edit and control the sale and sharing of personal information. The provisions of the CPRA go into effect in January 2023.
New legislation proposed or enacted in Illinois, Massachusetts, New Jersey, New York, Rhode Island, Washington and other states, including a proposed right to privacy amendment to the Vermont Constitution, impose, or has the potential to impose, additional obligations on companies that collect , store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. In addition, all 50 U.S. states, the District of Columbia, Guam, Puerto Rico, the Virgin Islands and Canada have enacted data breach notification laws that may require us to notify WSEs, clients, employees, third parties or regulators in the event of unauthorized access to or disclosure of personal or confidential information. Complying with existing and new data privacy and security regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure to comply with existing and new data privacy and security regulations could result in significant penalties, damage our reputation and otherwise have a material adverse effect on our business. For additional information on the privacy and security of the confidential, sensitive and personal information and PHI we possess and the potential impact to our business if we fail to protect such information, refer to each of the risk factors included in Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Data Privacy and Security Risks".
PEO Licensing Laws
Nearly all states have adopted laws and regulations for licensing, registration, certification or recognition of PEOs and the IRS has implemented a voluntary federal certification program for PEOs. We expect states without such laws and regulations to adopt them in the future. While these laws and regulations can vary widely, most regulators monitor the financial health and other relevant business information of PEOs on an annual or quarterly basis. In some cases, these laws and regulations codify and clarify the co-employment relationship for certain payroll, unemployment, workers' compensation and other employment-related purposes or require specific client contractual terms and/or WSE disclosures. We believe we comply in all material respects with the applicable PEO laws and regulations in each state and jurisdiction in which we operate.

BUSINESS

Payroll and Unemployment Taxes
We must also comply with the federal and state payroll tax and unemployment tax requirements that apply where our clients are located. Tax reform efforts, and other payroll tax changes, at the federal, state and local level can impact our payroll tax reporting obligations for our clients and the services we can provide. State unemployment tax rates vary by state based, in part, on prior years’ compensation and unemployment claims experience and may also vary based on the overall claims experience of a PEO. As a result, depending on where clients are located, the fees we charge for unemployment taxes can be higher or lower than a client could obtain alone. In some cases, the unemployment taxes we pay can also be retroactively increased to cover deficiencies in the unemployment tax funds. We also rely on our clients to accurately report their work locations and inaccurate reporting, due to work from home policies during the COVID-19 pandemic or otherwise, can impact our payroll tax obligations and the obligations of our clients and WSEs.
Other Employment Regulations
We must also comply with labor and employment laws, which can change frequently at the federal, state and local level. In particular, regulatory focus on the classification of employers, employees and independent contractors has the potential to significantly change how we and other PEOs operate and the services that we and other PEOs can provide to our clients and WSEs. For example, in September 2019, California passed AB5, a law that could potentially reclassify client independent contractors as employees. In November 2020, California voters passed Proposition 22, which supersedes AB5 for certain types of contractors. Recently, the DOL issued a new rule to make it easier to classify workers as independent contractors under federal law referenced below. Although the rule is scheduled to go into effect on March 8, 2021, the Biden administration and/or Congress may delay its effective date, change the rule, or quash it in its entirety. In January 2020, the DOL issued a new rule changing the definition of joint employer used under the Fair Labor Standards Act (FLSA) and potentially limiting businesses that are deemed to be joint employers. Since its issuance in 2020, the rule has been struck down by a federal court, and that decision is currently on appeal. We do not believe that we are a joint employer under the new DOL rule, but the impact of new regulations like these could lead to increased legal claims against us or our clients, increase our compliance costs, or require changes to how we operate our business and the services we provide to our clients and WSEs. For additional information, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business".
Our Human Capital Resources
As of December 31, 2020, we had approximately 331,900 WSEs and 2,700 corporate employees, or colleagues.

Oversight and Management

At TriNet, we rally around a shared vision of improving humanity through business growth and innovation. We recognize the incredible opportunity that can only be realized by working together, with a shared view of how we support our clients and WSEs. This is illustrated in our core values:
•Lead with the customer - We are accessible, responsive and empowered to serve our customers. We are successful when our customers are successful.
•Stand together - We bring together diverse backgrounds, experiences and ideas to create better outcomes. We collaborate across boundaries, communicate openly and respect each other.
•Act with integrity - We are honest, transparent, ethical and fair. We take pride in always doing what’s right for our customers and colleagues.
•Make an impact - We act with purpose, are deliberate in our planning and quick in execution. We are accountable to each other and empowered to make decisions.
•Be incredible - We invest in the development of our colleagues. We push the boundaries of what's possible, lead the way and innovate to accomplish the extraordinary.

BUSINESS

We regularly conduct surveys to seek feedback from our colleagues on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and opportunities to improve the attractiveness of our company with existing and potential colleagues. The results are shared with our colleagues and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in colleague engagement. Our corporate employees are not covered by a collective bargaining agreement.

Attracting and Retaining Our Colleagues

We must attract, develop and retain highly motivated and qualified colleagues to continue to provide the services that our clients need, to achieve our strategic objectives, and to grow our business. We do this by:
•offering competitive compensation and benefits packages, including comprehensive health benefits and our 401(k) retirement savings plan, with an immediately vested employer match of up to 4% of cash compensation,
•supporting a pay for performance culture through the use of cash and equity incentives tied to the performance of our company and individual performance,
•offering an employee stock purchase plan that allows our colleagues to purchase our shares at a discount to market value, which fosters a stronger sense of ownership and aligns the interests of our colleagues with our stockholders,
•investing in the professional growth of our colleagues with tuition and continuing education reimbursement, wellbeing programs, and comprehensive training and development activities and opportunities both inside and outside of our company,
•creating and maintaining a diverse and inclusive colleague base by, for example, the use of colleague-led resource groups and by launching a new diversity and inclusion training curriculum for our colleagues in 2020, and
•supporting our colleagues during the COVID-19 pandemic by adopting work-from-home policies, halting non-critical travel, and providing additional paid time off, employee assistance plans, and access to telemedicine services.

We refer to our employees that are co-employed with our clients as our worksite employees (WSE). For more information about how we help our clients manage their own human capital resources and satisfy their own HR-related needs, see the section above titled “Our Services”.
Our Approach to Acquisitions
Historically, we have pursued acquisitions to both expand our service capabilities and supplement our growth across geographies and certain industry verticals. Our acquisition targets have included PEOs and other HR solution providers as well as technology companies or technology product offerings to supplement or enhance our existing HR solutions. We intend to continue to pursue acquisitions, where appropriate, that will enable us to add new clients and WSEs, expand our presence in certain geographies or industry verticals and offer our clients and WSEs more attractive services.
The Impact of Seasonality on Our Business
Our business is affected by seasonality in client business activity and WSE benefit selection, health claims costs and payroll taxes:
•Clients generally change their payroll service providers at the beginning of the payroll tax year; as a result, we have historically experienced our highest volumes of new and terminating clients in the month of January.
•WSEs select our benefit plans during their respective open enrollment periods, which occur throughout the year. We have historically experienced the largest proportion of WSE benefit changes in the first and fourth quarters.

BUSINESS

•Health claims costs tend to increase throughout the year as the utilization of medical services above each WSE's deductible causes our insurance costs to increase. In addition, the overall use of medical services by WSEs, including elective procedures, tends to increase later in the calendar year. During the COVID-19 pandemic, we observed significant fluctuations in the typical seasonal use of medical services by our WSEs, particularly in the second quarter of 2020. Utilization approached more typical levels through the second half of 2020. The COVID-19 pandemic may continue to cause variability in our WSE's medical services utilization that may result in changes in this seasonal fluctuation in our business.
•Certain payroll tax related billings are based on the WSE's annual taxable wage base up to a set cap. WSEs frequently meet these wage base caps in the first two quarters of the year, depending on the WSE's compensation level, resulting in lower related billing contributions to PSR in the latter half of the year.
Our Owned and Licensed Intellectual Property
We own or license from third parties various computer software, as well as other intellectual property rights, used in our business. Generally, we protect our intellectual property rights through the use of confidentiality and non-disclosure agreements and policies with our employees and third-party partners and vendors. We also own registered trademarks in the United States, Canada and the European Union covering our name and other trademarks and logos that we believe are materially important to our operations. We generally protect our trademarks through federal registration or through the commercial use of our trademarks. Trademark registrations must generally be renewed every five to ten years and we renew the registration of trademarks that we deem to have continuing value to our business.
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

RISK FACTORS

Item 1A. Risk Factors
Below is a discussion of the risks that we believe are significant to our business. These risks are not the only ones we face. We may face additional risks that we do not currently consider to be significant or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results. You should carefully consider these risks along with the other information provided in this Form 10-K, including the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our accompanying consolidated financial statements, as well as the information under the heading "Cautionary Note Regarding Forward-Looking Statements" before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Risks Related to the COVID-19 Pandemic
The economic, health and business disruption caused by the COVID-19 pandemic is impacting our business and could result in a material adverse effect on our business, results of operation and financial condition.
The COVID-19 pandemic and the measures being taken at every level of government in reaction to its impact have resulted in an economic slowdown and an unprecedented disruption to our business and the businesses of our small and medium-size business clients. We cannot predict or control all of these disruptions, and any such disruptions may have a material adverse effect on our financial condition and results of operations.
Any of the COVID-19 related risks below could have a material adverse effect on our business, results of operations or financial condition. The extent to which COVID-19 will impact our business remains uncertain and will depend on a variety of factors that are changing on a day-to-day basis and that we may not be able to accurately predict, such as the duration and scope of the pandemic, the disruption of the national and global economy, the duration of the economic downturn, the laws, programs and actions that governments will enact or take, the extent to which our clients' businesses contract or fail, the extent to which new laws intended to help small and medium-size businesses can be supported by the PEO industry, the extent to which our own operations are impacted by office closures, remote work and/or infections, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors could exacerbate the risks and uncertainties identified below.
Actual and potential impact on clients and prospects
The change in the economic environment has had, and will continue to have, an adverse economic impact on our clients and potential clients. We have seen, and continue to see, affected businesses freeze headcount, furlough and terminate employees, and partially or completely shut down business operations. Impacted businesses have faced and will likely continue to face liquidity issues, reduced budgets, or an inability to pay for our services or the same level of our services. For example, in the second quarter of 2020, our new sales growth declined and we experienced higher WSE attrition than prior periods. The current economic environment has made it difficult for us to achieve service fee increases, and may continue to make it difficult in future periods. Any of these issues have the potential to result in a material adverse effect on our revenues and margins, our financial condition and results of operations, and/or on our ability to attract and retain clients. See the risk factor titled “Our clients are particularly affected by volatility in the financial and economic environment, which could harm our business” below for more details.
Stay-at-home, quarantine and other similar orders have been widely issued across the United States during 2020, including in nearly all of the locations where our clients and potential clients are located. We cannot predict the extent or duration of such measures in any given location, or whether new orders will be issued in locations where such orders were previously lifted, and the existence of such orders in locations where our clients and potential clients are located could have a further negative impact on the businesses of our clients and potential clients and result in a material adverse effect on our business, results of operations and financial condition.
Actual and potential impact on insurance costs
The COVID-19 pandemic has changed how and when our WSEs incur health expenses. We have experienced and expect to continue to experience higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies.
COVID-19 stay-at-home orders and social distancing practices have caused, and we expect will continue to cause, fluctuations in the use of medical services as some enrollees defer or cancel elective procedures and outpatient medical, dental and vision services. Reduced use of medical services primarily in the second quarter led to decreases in our MCT, defined as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, unit cost and timing of services

RISK FACTORS

provided to plan participants. This decrease resulted in higher than normal net insurance revenue during that period.
We cannot predict the rate at which the use of medical services will change in subsequent quarters as announced vaccine rollouts are implemented, social distancing practices change, and as provider networks adapt to providing services during the COVID-19 pandemic. For example, the use of medical services may decrease if enrollees do not feel safe or as regional hotspots change, regardless of government intervention, vaccine availability, or other positive developments in the COVID-19 pandemic.
These changing trends in the volume and severity of medical and pharmaceutical claims, including COVID-19 testing, treatment and vaccination costs make future health claims costs less predictable than previously experienced, and actual claims patterns and cost trends may differ significantly from our historical experience.
As a result, we cannot predict how the COVID-19 pandemic will affect the volume and severity of insurance claims and our MCT. Because we assume the risk of variability in future health claims costs for our enrollees under our risk-based health insurance policies, this unpredictability could result in higher than expected insurance costs, which could have a material adverse effect on our business, results of operations and financial condition.
As we set our insurance service fees for health benefits in advance for a fixed benefit period, if actual MCT exceeds our projections, this would result in lower net insurance revenues, which could have a material adverse effect on our business, results of operations and financial condition. For details on how the volume and severity of insurance claims and MCT impact our insurance costs, see Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A and see the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” below.
In response to COVID-19, many states have adopted standards intended to extend workers’ compensation coverage to claims based on a diagnosis of COVID-19. Most states have focused on providing coverage for first responders and frontline healthcare workers. Some have gone further to include other essential workers. In California, employees are presumed to be covered by workers’ compensation if certain diagnosed employee thresholds are met and their COVID-19 diagnosis is made within a specified time. As we are responsible for the deductible layer under our workers’ compensation policies, our insurance costs are affected by our WSEs' workers’ compensation insurance claims experience. Any law or legal standard that increases the number of covered workers’ compensation claims under our insurance policies could have a material adverse effect on our insurance costs and financial condition. See the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” below for more details.
Actual and potential impact of the laws affecting our industry and clients
New laws and programs have been enacted, and may continue to be enacted, at every level of government to help the economy, employers and employees. For example, the FFCRA and the CARES Act were signed into law in March 2020, creating numerous new programs, including a paycheck protection program (PPP), mandatory employee leave requirements, payroll tax deferral and tax credit programs and other employment- and employment tax-related incentives. The Paycheck Protection Program Flexibility Act (PPPFA) was signed into law in June 2020, modifying and expanding the original PPP program. The appropriations package passed into law in December 2020 further expanded the availability of some of the employee leave and tax credit programs available to SMBs and their employees, as well as the PPP. Many states have also passed laws to address the impact of COVID-19, and many local governments have enacted ordinances for the same reason. New and amended laws may be passed at the federal, state and local level at any time. We are spending, and will continue to spend, significant time and resources to comply with new and amended laws and to provide the benefits created by these laws for our clients and WSEs, where applicable. Most of these laws and programs have not been, and we do not anticipate will be, enacted with the PEO industry in mind. As a result, we cannot guarantee we will be able to support any of these laws and programs in a timely and cost effective manner or at all, which could reduce or eliminate the attractiveness of our services and/or affect the ability of our clients and WSEs to fully realize the benefits of these laws and programs.

RISK FACTORS

Many of these laws are complex and require interpretation from various federal and state agencies to implement. Government agency interpretations, at any level of government, can increase the unpredictability and inconsistent application, interpretation and enforcement of these laws. In addition, since many of these laws do not specifically address the PEO industry and many regulators are unfamiliar with the PEO industry, we have been, and expect in the future to be, particularly impacted by unpredictable and inconsistent application, interpretation and enforcement of these laws. For example, implementation of the PPP and the tax credit programs offered under the FFCRA and CARES Act involves substantial input and interpretation from the SBA, the DOL and the IRS, respectively. We have experienced delays in our support for, and have been required to change our approach to implementing, various COVID-19 programs created by these laws in the past due to guidance from the SBA, DOL, IRS and other government agencies, and we expect to experience future delays and changes. Any government agency interpretation may delay, reduce or eliminate our ability to support any of these COVID-19 assistance programs, which could have a material adverse effect on our business.
See the risk factor titled “Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business” below for more details.
Actual and potential impact on human resources and cyber security
In response to local laws and guidance intended to reduce the spread of COVID-19, in mid-March 2020 we closed our offices across the country and implemented remote working. Remote work increases our risk of experiencing material security-related incidents, such as phishing attacks. There is also an increased risk that our colleagues and WSEs will experience COVID-19 related scams, such as malware and phishing scams. See the risk factor titled “Cyber-attacks or other security-related incidents could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation” below for more details. In addition, responding to the COVID-19 pandemic has diverted, and will continue to divert, the time and attention of our management and service teams. Certain of our employees and their immediate families have been, and others will likely become, ill as a result of COVID-19, or will be impacted by COVID-19 protection measures such as school closures, which may affect our service levels. As a result, our ability to provide services in the same way and in the same timeframe that our clients have come to expect may be negatively impacted.
Operational Risks
Our co-employment relationship with our worksite employees exposes us to unique business risks.
We are the co-employer of our WSEs. As the co-employer of our WSEs, we assume some of the risks and obligations of an employer. For instance, we may need to provide access to health benefits to our WSEs even if the cost of providing benefits exceeds the fees received from our clients. The extent of our responsibility for other aspects of our co-employer relationship with our WSEs remains subject to regulatory uncertainty at the federal, state and local levels. For example, under certain circumstances, we may be responsible for paying salaries, wages and related payroll taxes of our WSEs, even if our clients have not timely remitted payments to us.
Our WSEs work in our clients' workplaces. Our ability to control the workplace environment of our clients is limited. Yet, we may be subject to liability for violations of labor and employment laws, workers' compensation laws, industry-specific laws that apply to the businesses our clients operate, and other laws that apply to our clients or to employers generally. We may also be liable for acts, omissions or violations by our clients or WSEs, even if we do not participate in such acts, omissions or violations.
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
Negative publicity relating to events or activities attributed to us or our corporate employees as a result of the actions of our clients and WSEs, or others associated with them, whether or not justified, may tarnish our reputation and reduce the value of our brand. In addition, if our brand is negatively impacted, it may have a material adverse effect on our business, including creating challenges in retaining clients or attracting new clients and hiring and retaining employees.

RISK FACTORS

In addition, federal and state positions regarding co-employment relationships can change, and have frequently changed in the past, with varying degrees of impact on our operations. We cannot predict when changes will occur or forecast whether any particular future changes will be favorable or unfavorable to our operations. Any such changes could increase our potential liability for the risks outlined above, or otherwise reduce or eliminate the attractiveness of using a PEO, or significantly increase our compliance costs and the cost to provide our services, which could result in a material adverse effect on our financial condition and results of operations.
Unexpected changes in workers' compensation and health insurance costs and claims by worksite employees could harm our business.
Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. Our insurance plans are provided by third-party insurance carriers under risk-based or under guaranteed-cost insurance policies. Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further discussion of these policies.
Under our risk-based health insurance policies, we assume the risk of variability in future health claims costs for our enrollees. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay for group health insurance expenses incurred by WSEs within our deductible layer under these risk-based policies, based on changing trends in the volume and severity of medical and pharmaceutical claims. This variability arises from changes to the components of MCT. These trends change, and other seasonal trends and variability may develop, which makes it difficult for us to predict this aspect of our business and which may have a material adverse effect on our business.
Under our fully-insured workers' compensation insurance policies, we assume the risk for losses up to $1 million per claim occurrence (deductible layer). Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further discussion of these policies. The ultimate cost of the workers’ compensation services provided will not be known until all the claims are settled. If we do not accurately predict the risks that we assume, we may not charge adequate fees to cover our costs, which could reduce our net income and result in a material adverse effect on our business. Our ability to predict these costs is limited by unexpected increases in frequency or severity of claims, which can vary due to changes in the cost of treatments or claim settlements.
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
Our clients are particularly affected by volatility in the financial and economic environment, which could harm our business.
Our clients are small and medium-size businesses that we believe are particularly susceptible to changes in the level of overall economic activity in the markets in which they operate. These businesses are often exposed to credit and cash liquidity risks that larger businesses may be able to avoid, and during periods of weak economic conditions, small business failures tend to increase and employment levels tend to decrease. During these periods, our clients have in the past and may in the future reduce employee headcount, compensation and/or benefits levels, which could negatively affect our revenues and margins if we are unable to reduce our operating expenses sufficiently or quickly enough.
During periods of weak economic conditions, we have seen in the past and expect to see during such periods in the future, including during the COVID-19 pandemic, increased client attrition and/or fewer new clients, as clients are unwilling or unable to pay for our services, as well as an increase in clients that are unable to pay their obligations on time, and an increase in unemployment and related COBRA claims and employment-related costs from our clients and WSEs, which we may be legally or practically unable to recover based on the fees we charge our clients.

RISK FACTORS

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
Our standard client service agreement can generally be canceled by us or by the client with 30 days’ prior written notice. We regularly experience client attrition and decreases in new client sales due to a variety of factors that are difficult for us to control or predict, including the economic factors above, as well as cost pressures, client merger and acquisition activity, reactions to any proposed increases in administrative and insurance service fees by us, client business failure, effects of competition, and client decision to bring their HR administration in-house. If we were to experience client attrition due to the above reasons or otherwise in excess of historic rates, it could have a material adverse effect on our business, financial condition and results of operations.
Any failure in our business systems, or in any third-party business systems or service provider that we rely upon, could reduce the quality of our business services, harm our reputation and expose us to liability.
Our business is highly dependent on in-house and third-party data processing centers and systems that rely on the complex integration of numerous hardware and software subsystems to manage a large volume of daily client and WSE transactions, including the processing of employee, payroll and benefits data. We also rely on third-party systems to provide services for our clients and WSEs, including insurance carrier networks and databases that manage the benefits provided to, and claims made by, our clients and WSEs and electronic banking systems and payroll tax systems that transmit payments and data to clients, WSEs and taxing agencies. These centers and systems have been, and could be disrupted by equipment failures, computer server or systems failures, network outages, malicious acts, software errors or defects, vendor performance problems, power failures, natural disasters, terrorist actions or similar events. We have also experienced office closures on the East Coast on multiple occasions over the past few years due to hurricane threats, and in California due to increased wildfire threats in the state. Our offices and data processing centers in these and other locations will continue to face the risk of closure or damage in the future due to climate change.
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
Our Recovery Credit program could fail to achieve the business goals for which it was designed, which could result in a material adverse effect on our business, results of operation and/or financial condition.
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients receive one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months. The ultimate amount of the Recovery Credit eligible clients will receive is dependent on our future performance and is subject to a limit on the total amount of $145 million. Our Recovery Credit program is designed to promote client loyalty, incentivize client retention, and to differentiate TriNet from its peers in the PEO industry and in other competing HR services industries.
Although we have designed our Recovery Credit to address these objectives, we cannot predict how the program will ultimately be received by our clients and we may not achieve the loyalty, retention and product differentiation impact that we expect. For example, our competitors may create similar programs or offer other competing incentives that resonate more with our clients and prospects, reducing some or all of the expected benefits of our Recovery Credit program.
As a result of the Recovery Credit, we recognized a reduction in total revenues of $128 million in 2020. If our Recovery Credit program fails to generate the business impact for which it was designed, for any reason, our financial performance will be negatively affected, which could result in a material adverse effect on our business, financial condition and results of operations. For more details on our Recovery Credit program, refer to Note 1 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K.

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
We must continue to work to improve our services to meet the expectations of our clients and regulators, or we may lose our clients and materially harm our business.
In order to attract and retain clients, we believe that we must compete in our industry effectively on the basis of the value proposition that we deliver to our clients, including client experience and satisfaction, relevance and cost-effectiveness of our benefit plans, vertical market expertise, total price of service, brand awareness and reputation, ability to innovate and respond to client needs rapidly, access to online and mobile solutions, and human resources subject matter expertise. The expectations of our clients and prospective clients in these areas change over time as a result of many factors outside of our control, such as competition, regulatory and technical changes, and changing trends in the demands employees place on SMB employers. Regulatory changes may also mandate that we make changes to our services or benefit offerings.
To satisfy client expectations and regulatory requirements, we must timely and effectively identify, develop, or license appropriate technologies, and incorporate them into the solutions that we provide. New services or upgrades may not be released according to schedule, or may contain defects when released. Difficulties with the performance of our new technologies could result in adverse publicity, loss of sales, delay in market acceptance of our services, or client claims against us, any of which could materially harm our business. Even if we are capable of satisfying client expectations in these areas, we may not be able to do so on a cost-effective basis, which could have a material adverse effect on our financial condition and our results of operations. We could lose market share if our competitors develop superior products and services or satisfy client or regulatory demands before we are able to do so. If we are unable to satisfy the evolving product and service expectations and regulatory requirements, then we would experience lower client satisfaction, fewer new clients and higher client attrition, which could have a material adverse effect on our business.
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
We have completed numerous acquisitions of other businesses and technologies, and we expect that we will continue to pursue future acquisitions. Acquisitions involve numerous other risks, some of which we have experienced in the past and which we may experience in the future, including:
•over-valuing and over-paying for businesses and technologies,
•increased operating costs and unanticipated costs to successfully integrate the clients, WSEs, operations, systems, technologies, services and personnel of the acquired business,
•establishing or maintaining required internal controls, procedures and policies for the acquired business,
•diversion of management’s attention from other business concerns,
•litigation resulting from the activities of the acquired business,
•insufficient revenues, insurance or seller indemnification to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired businesses,
•entering markets in which we have no prior experience and may not succeed, and
•potential loss of key employees or key clients of the acquired business as a result of the acquisition or integration of the acquired business.

RISK FACTORS

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
We have changed our operations and internal client service processes in recent periods in order to improve our operational effectiveness, and to provide improved client support and services. For example, we recently adopted a new client service engagement model that we believe will benefit our clients and WSEs. Managing these changes will continue to require further refinement to our operational, financial and management controls and reporting systems and procedures while we simultaneously seek to effectively recruit, integrate, train and motivate new corporate employees, retain our existing corporate employees, maintain our corporate culture, effectively execute our business plan, satisfy our existing clients, acquire new clients, and enhance the quality and scope of our services. These activities will also require significant operating and capital expenditures and allocation of valuable management and employee resources, which we expect will continue to place significant demands on our management and on our operational and financial infrastructure. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition and results of operations may be harmed.
If we are unable to attract, maintain and manage qualified personnel, including our sales force, our business may be harmed.
To succeed, we must be able to attract and retain highly motivated and qualified personnel. Competition for skilled employees is intense and, if we are unable to attract and retain the personnel we need, our business may suffer. For example, we have experienced elevated sales force attrition in the past and may experience it in the future, for a variety of reasons, including due to changes in industry or client focus, compensation structure, third-party competition for sales talent and other factors. Newly hired sales personnel are typically not productive for some period of time following their hiring, which results in increased near-term costs to us relative to their actual sales contributions during this period. If we are unable to effectively train and maintain an adequately seasoned sales force, our revenues likely will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.
Our industry is competitive, which may limit our ability to maintain or increase our market share or improve our results of operations.
We face significant competition on a national and regional level from other PEOs, as well as other existing, and potential, companies and industries that service, or may in the future service, client HR needs. Refer to the heading "Competition" under Part I, Item 1. Business, above for more details. Our competitors, regardless of industry, may have greater marketing and financial resources than we have, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure.
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
We and our third-party service providers and subcontractors collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs and corporate employees, including bank account and social security numbers, tax information, certain PHI, certain health claim information, retirement account information, and payroll data. Maintaining the security and confidentiality of this information is critically important to our clients, WSEs and corporate employees.

RISK FACTORS

Due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store and the number of clients, WSEs, corporate employees and service providers with access to this information, we and our service providers are potentially vulnerable to a variety of intentional and inadvertent cyber-attacks and other security-related incidents and threats.
Cybersecurity threats can take a variety of forms. Hackers may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Other malicious actors may direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our clients and our service providers. Other threats include inadvertent security breaches or theft, misuse or unauthorized access or other improper actions by our employees, clients, WSEs, service providers and other business partners. Cyber-attacks and other security-related incidents are increasing in frequency and evolving in nature.
Any actual or attempted cyber-attack or other security-related incident and any disclosure of the confidential, sensitive and personal information that we possess, the reporting of such an incident or the public perception or even rumors of such an incident, whether accurate or not, or any failure by us or our service providers to make adequate and timely public and regulatory disclosures for any reason, could have a material adverse effect on our business, reputation, financial condition or results of operation, and also result in material fines, penalties, orders, sanctions and proceedings or actions against us or our service providers by regulatory authorities, clients and other third parties. Any such fines, penalties, order, sanctions, proceedings or actions, and any related indemnification obligation, could also damage our reputation, force us to incur significant expenses in defense of these proceedings or to pay fines and penalties, distract our management, increase our costs of doing business, or result in material financial liability. Any such incident could also result in disruption to our clients' or service providers' systems and services, product development delays or other compliance breaches, which could also have a material adverse effect on our business operations, result in liability, fines and penalties or other regulatory sanctions, a loss of confidence in our ability to provide our services, and/or harm our reputation and relationships with current or potential clients.
We, our clients and our service providers have been the victims of these types of threats, attacks and security breaches in the past, and we, our clients and our service providers expect to be victims again in the future. Cyber-attacks have disrupted, or resulted in unauthorized access to, our networks, applications, bank accounts, and confidential, sensitive and personal information, or those of our clients or WSEs or service providers, in the past and successful attacks may occur again in the future. We, our service providers and our clients have experienced other security incidents in the past that led to disclosure of the confidential, sensitive or personal information we possess and we and they could experience such incidents in the future. As a result of these incidents, we have in the past reported, and expect to report in the future, data breaches to regulators, affected individuals, clients and other third parties. While we do not believe that any such past events resulted in material expenditures or a material loss of confidential, sensitive or personal information, we cannot guarantee that any future events will not have a material impact on our operations.
We expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cyber-attacks or other security-related incidents and their consequences. The costs of identifying and remediating any threat, attack, breach, or disclosure, and the costs associated with responding to litigation or regulatory investigations, could also have a material adverse effect on our business and reduce our operating margins. Although we maintain insurance coverage, the amount of our insurance may not cover the costs associated with any security incident, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Moreover, there could be public announcements regarding any security-related incidents and any steps we take to respond to or remediate such incidents, if securities analysts or investors perceive these announcements to be negative, could have a material adverse effect on the price of our common stock.

RISK FACTORS

Our efforts to protect against and to remediate cyber-attacks, other security-related incidents, and data breaches may not succeed and any such event, whether intentional or inadvertent and whether attributable to us or our service providers, could have a material adverse effect on our business, reputation and the price of our common stock.
We have implemented policy, procedural, technical, physical, and administrative controls with the aim of protecting our networks, applications, bank accounts, and the confidential, sensitive and personal information entrusted to us, including bank account and social security numbers, tax information, certain medical information, certain health claim information, retirement account information, payroll data and other PHI, from cyber-attacks and other security-related incidents. While we, and our service providers, have security measures and programs in place to prevent, detect, and respond to cyber-attacks, security-related incidents, data breaches and other similar threats, these security measures and programs and our collective efforts may not always succeed. Despite our efforts and those of our service providers, we cannot fully eliminate the possibility of such cyber-attacks, security-related incidents and other threats, whether intentional or inadvertent and whether internal or external and we, our clients or our service providers may not discover a security incident for a significant period of time after the incident occurs.
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
We are subject to various federal, state and local laws, rules, and regulations, as well as contractual obligations, relating to the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government inside and outside of the United States. For example, all 50 U.S. states, the District of Columbia, Guam, Puerto Rico, the Virgin Islands and Canada have enacted data breach notification laws that may require us to notify WSEs, clients, corporate employees, or other third parties and regulators in the event of unauthorized access to or disclosure of confidential, sensitive or personal information experienced by us or our service providers.
In addition to breach notification laws, we have seen increased focus at every level of government inside and outside of the United States on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. For example, in recent years, many states have proposed or enacted new laws or amended existing laws. Certain state laws, including the CCPA and CPRA, may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts, requiring attention to changing regulatory requirements. We believe that we currently comply with the requirements of the CCPA, but additional provisions of the CCPA will become effective in 2021 and 2023. While we are working to comply with these provisions, we cannot guarantee that we will not incur significant costs or that our efforts will be successful. As a sponsor of employee benefit plans with access to certain PHI, we are subject to regulation at the federal level, including under the HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI and there are penalties and fines for HIPAA violations.

RISK FACTORS

For details regarding these data privacy and security laws and regulations discussed above and that apply to our operations, refer to Part I, Item 1. Business, of this Form 10-K, under the heading "The Impact of Law and Regulation on Our Business: Data Privacy and Security Regulations". Complying with these and any other data privacy and security laws, rules and regulations, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. For example, we have incurred and expect to continue to incur additional costs to comply with the CCPA and other similar regulations. Despite our efforts, in the future we may be unable to make required changes and modifications to our business practices in a commercially reasonable manner, or at all. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulation. As a result, we may be required to incur significant, unexpected compliance costs and we may be exposed to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, all of which could have a material adverse effect on our business and operations. Any inability, or the perception of any inability, to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with clients and have a material adverse effect on our business.
Legal and Compliance Risks
Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
The services we provide to our clients are subject to numerous complex federal, state and local laws and regulations, including those described in Part I, Item 1. Business, of this Form 10-K. These laws and regulations cover a diverse range of topics, including employer, employee and independent contractor classifications, employee benefit, health and retirement plan laws, workers' compensation laws, employment and payroll tax laws, worksite safety laws, insurance and banking laws, wage and hour laws, anti-discrimination laws, and many laws specific to the industries of our clients. Many of these laws do not specifically address PEOs or co-employment relationships, and regulators are often unfamiliar with the PEO industry and co-employment relationships, which can lead to unpredictable application, interpretation and enforcement of these laws and regulations at the federal, state and local levels in relation to our business.
Any new laws, changes in existing laws, or any adverse application, interpretation or enforcement of new or existing laws, including those described in Part I, Item 1. Business, of this Form 10-K, whether they apply to employers generally or specifically to PEOs or to our co-employment relationships could:
•reduce or eliminate the value and benefits that clients realize by using our services,
•change or eliminate the types of services we provide,
•require us to make significant changes to how we do business and provide services,
•affect the extent and type of employee benefits that employers and co-employers can or must provide employees,
•alter the amount, timing and type of taxes employers, co-employers, clients and WSEs are required to pay and that we must manage for and collect from our clients,
•increase the cost and complexity of the licensing requirements for our business operations,
•create or increase our liability and responsibilities to our clients and WSEs, and/or
•mandate new compliance requirements, disclosures or services.
Any of these changes could have a material adverse effect on our financial condition and results of operations.

RISK FACTORS

The laws that apply in our industry and to employers and co-employers have in the past, and could in the future, be changed, replaced or interpreted in a manner adverse to our operations and we are not able to predict the occurrence, direction or ultimate impact of these events. Any such new laws, change in laws or adverse application or interpretation of laws could reduce or eliminate the attractiveness of our services, provide clients with new and attractive alternatives to our services, significantly increase our compliance costs and the cost to provide our services, or require us to make substantial changes to the way in which we operate, any one of which could result in a material adverse effect on our financial condition and results of operations.
Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business.
Changes to and continued uncertainty regarding the implementation and future of health care reform in the United States, at the federal, state and local level, has the potential to substantially change the health insurance market for SMBs and how such employers provide health insurance to their employees, which could have a materially adverse effect on how we provide our sponsored health benefits to our WSEs, and our ability to attract and retain our clients. In addition, changes at the federal, state and local level to the laws and regulations regarding other traditional employee benefits, such as retirement and workers’ compensation benefits, also have the potential to substantially change the types of benefit programs that are available to SMBs and that we and other PEOs may be required to offer. Our ability to comply with, and adapt our service offerings to take advantage of, any such changes could require significant additional costs, divert management attention, or be prohibitive based on cost, technology or other factors, which could result in a material adverse effect on our financial condition and results of operations.
If we are not recognized as an employer of worksite employees under federal and state regulations, we and our clients could be adversely impacted.
In order to sponsor our employee benefit plan offerings for WSEs, we must qualify as an employer of WSEs for certain purposes under the Code and ERISA. In addition, our status as the employer for the purposes of ERISA is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA the term is defined in part by different facts and circumstances tests.
Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual's work. Some factors that may be considered important under these tests in evaluating these issues have included the employer’s degree of behavioral control (for example the extent of instructions, training and evaluation of the work), financial control and the economic aspects of the work relationship, the type of relationship, as evidenced by the specific contract, if any, whether employee benefits are provided, whether the work is indefinite in duration or project-based, and whether it is a regular part of the employer’s business. However, a definitive judicial interpretation of “employer” in the context of PEOs has not been established.
We believe that we qualify as the employer of WSEs for the purposes of Sections 3(5) and 3(40) of ERISA and as such that our health and welfare plans are single-employer plans that are entitled to ERISA’s preemption of state law. The DOL, however, has issued guidance that certain entities in the HR outsourcing industry do not qualify as common law employers. In addition, the DOL routinely audits employee benefit plan offerings of employers, and these audits can take years to complete. One of our health and welfare plans is currently under audit. As part of that audit, the DOL has indicated that while it agrees that we are an employer for ERISA purposes, the DOL has noted that wherever there is more than one employer of a WSE, then neither employer may qualify as a single employer for ERISA purposes. This DOL interpretation is contrary to our interpretation of the applicable ERISA facts and circumstances test and we understand it is contrary to the position of other national PEOs. We believe that we are the sole employer of our WSEs for the purposes of Sections 3(5) and 3(40) of ERISA, and we continue to engage with the DOL on the matter. While we will vigorously challenge any conclusion that we are not the single employer for the purposes of ERISA, and therefore that our plans are not single-employer plans entitled to ERISA’s preemption of applicable state laws, the final outcome of this matter is uncertain. If it were ultimately determined that any health and welfare plan sponsored by a PEO were a multiple-employer plan and subject to potential regulation at a state level, we would likely adjust our business model and the manner in which we provide employee benefits to WSEs. Any such adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs, which could have a material adverse effect on our business and results of operations.
Similarly, to qualify for favorable tax treatment under the Code, certain employee benefit plans, such as 401(k) retirement plans and cafeteria plans must be established and maintained by an employer for the exclusive benefit of its employees. All of our 401(k) retirement plans are operated pursuant to guidance provided by the IRS and have

RISK FACTORS

received favorable determination letters from the IRS confirming the qualified status of these plans. However, the IRS uses its own complex, multi-factor test to ascertain whether an employment relationship exists between a worker and a purported employer. Although we believe that we qualify as an employer of WSEs under the Code, we cannot assure you that the IRS will not challenge our position or continue to provide favorable determination letters. Moreover, the IRS' 401(k) guidance and qualification requirements are not applicable to the operation of our cafeteria plans.
If we are not recognized as an employer under the Code, we may be required to change the method by which we report and remit payroll taxes to the tax authorities. Such changes could have a material adverse effect on our business and results of operations.
The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business.
National views on employers, employees and independent contractors are changing at a rapid rate, as evidenced by recent federal and state rule changes. In September 2019, California passed AB5, a law that could potentially reclassify client independent contractors as employees. In November 2020, California voter passed Proposition 22, which supersedes AB5 for certain types of contractors. Changes like these to the rules in any jurisdiction that define when a worker is an employee or independent contractor can increase or decrease the pool of WSEs that we can co-employ and include in our TriNet sponsored benefit plans, which may negatively impact client demand for the services we provide, require us to modify or change how we operate our business and have a material adverse effect on our business and results of operations.
In January 2020, the DOL issued a new rule broadening the definition of joint employer that has been used under the Fair Labor Standards Act (FLSA) for more than sixty years. Joint employment is not the same as co-employment, and we do not believe that we are a joint employer under the new DOL rule or that this rule change impacts our status as a co-employer. While this rule has been partially vacated by a district court decision, these changes could still potentially result in increased FLSA joint employment claims, which could divert management attention and cause us to incur additional and potentially material costs to defend.
The examples above highlight the impact to our business when regulations regarding the definitions or classification of employers, employees, independent contractors and other groups of workers change. Any such regulatory changes could affect the way in which we provide TriNet-sponsored benefits to our WSEs, the way in which we report and remit payroll taxes to tax authorities, and our legal liability for the actions and inactions of our clients. Any of such regulatory changes could also require us to change the manner in which we operate our business, or provide our services, and could have an adverse effect on our business and results of operations.
If we are deemed to be operating in various non-PEO licensed industries, we and our clients could be adversely impacted.
Most states require PEOs to hold a license and we are licensed as a PEO in all states that require such licenses. If we are not able to satisfy existing or future licensing requirements or other applicable regulations in any state, we may be prohibited from doing business in that state, including having any clients within that state.
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
We are subject to claims, lawsuits, government investigations, and other legal and regulatory proceedings arising from the ordinary course of our business. Refer to Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional information about the legal proceedings we are currently involved in and future proceedings that we may face. Current and future legal proceedings may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

RISK FACTORS

In addition, the tax authorities in the U.S. regularly examine our tax returns. Refer to Note 13 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional details regarding our on-going tax examinations and disputes. The ultimate outcome of tax examinations and disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of these or other examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.
Financial and Stock Ownership Risks
Our results of operations and stock price may fluctuate as a result of numerous factors, many of which are outside of our control.
Our future operating results and stock price are subject to fluctuations and quarterly variations based upon a variety of factors, many of which are not within our control, including, without limitation:
•the volume and severity of health and workers' compensation insurance claims made by our WSEs, recorded as part of our insurance costs, and the timing of related claims information provided by our insurance carriers,
•the amount and timing of our insurance premiums and other insurance costs, operating expenses and capital expenditures,
•the number of our new clients and the number of WSEs employed by each new client,
•the retention or loss of existing clients, for any reason, including third-party acquisition,
•a reduction in the number of WSEs employed by existing clients,
•the timing of client payments and payment defaults by clients,
•the costs associated with our acquisitions of companies, assets and technologies,
•any payments or draw downs on our credit facility,
•any unanticipated expenses, such as litigation or other dispute-related settlement payments and compliance expenses arising from changes in regulations or regulatory enforcement,
•any expenses we incur for geographic and service expansion and service enhancements,
•any changes in laws or adverse interpretation or enforcement of laws, which may require us to change the manner in which we operate and/or increase our regulatory compliance costs,
•any changes in our effective tax rate,
•the issuance of common stock or debt to pay for future acquisitions, which could dilute our stockholders or subject us to significant debt service obligations,
•amortization expense, or the impairment of intangible assets and goodwill, associated with past or future acquisitions, and
•the impact of new accounting pronouncements.
In addition, the trading price of our common stock is subject to fluctuation in response to a variety of factors, including the factors above and below, many of which are not within our control, including, without limitation:
•the overall performance of the equity markets,
•any trading activity, or a market expectation regarding such activity, by our directors, executive officers and significant stockholders,
•the economy as a whole, and its impact on SMBs and our clients,
•the performance and market perception of companies that investors believe are similar to us, and
•any significant changes in the liquidity of our common stock.

RISK FACTORS

Many of the above factors are discussed in more detail elsewhere in this Risk Factors section and in Part II, Item 7. MD&A, of this Form 10-K. Many of these factors are outside our control, and the variability and unpredictability of these factors have in the past and could in the future cause us to fail to meet our expectations and the expectations of investors and any industry analysts who cover our shares, which could result in a decline in our share price and reduced liquidity in our shares. In addition, the occurrence of one or more of these factors might cause our results of operations to vary widely, which could lead to negative impacts on our margins, short-term liquidity, and our ability to retain or attract key personnel, and could cause other unanticipated issues, including a downgrade of our securities by or change in opinion of industry analysts and a related decline in our share price.
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
Our credit facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us subject to customary exceptions, including restricting our ability to:
•incur, assume or prepay debt or incur or assume liens,
•pay dividends or distributions or redeem or repurchase capital stock,
•make loans, investments or acquisitions,
•enter into sale-leaseback transactions,
•enter into new lines of business,
•complete a significant corporate transaction, such as a merger or sale of our company or its assets, and
•enter into agreements that prohibit the incurrence of liens or the payment by our subsidiaries of dividends and distributions.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. In November 2020, the ICE Benchmark Administration Limited extended the use of certain LIBOR values through June 2023. Our credit facility includes a LIBOR-indexed component and our lenders are not obligated to accept any LIBOR alternative that we may propose. However, we do not believe that the phase out of LIBOR will have a material effect on our operational or borrowing costs under our credit facility or any of our other business arrangements.
Atairos, our largest stockholder, may have significant influence over our Company, and the ownership of capital stock, and thus the voting control, of our Company remains concentrated in our executive officers, directors and their affiliates, which limits your ability to influence corporate matters.
On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of January 31, 2021, Atairos beneficially owned approximately 32% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 39% of our outstanding common stock. As a result Atairos, particularly when acting with our executive officers, directors and their affiliates, is able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease space for our offices in various U.S. states, including the following:

Corporate Headquarters:	Significant Client Service Centers:
• Dublin, California	• Bradenton, Florida
• Reno, Nevada
• Indian Land, South Carolina
• Austin, Texas
For more information regarding our leases, refer to Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
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
As of February 9, 2021, we had 35 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in a trust by other entities.
For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Dividend Policy
We did not declare or pay cash dividends in 2020 or 2019. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our credit facility (refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.
Performance Graph
The graph on the following page compares the cumulative return on our common stock since December 31, 2015 with the cumulative return on the S&P 500 Index and a Peer Group Index. The cumulative return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor's 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on December 31, 2015 and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had at each year end.

STOCK ACTIVITIES

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)

275
250
225
200
175
150
125
100
75
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
TNET
S&P 500
PEER GROUP

(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2020:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (3)
October 1 - October 31, 2020	402,355	$66.69	402,355	$374
November 1 - November 30, 2020	270,786	$74.09	216,181	$358
December 1 - December 31, 2020	49,275	$80.87	—	$358
Total	722,416		618,536
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $951 million as of December 31, 2020. The total remaining authorization for future stock repurchases under our stock repurchase program was $358 million as of December 31, 2020. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $43 million of our outstanding stock during the three months ended December 31, 2020.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. As part of our stock repurchase program, we repurchased approximately $178 million of our common stock in 2020 using existing cash and cash equivalents through our Rule 10b5-1 plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
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
Our consolidated results for 2020 reflect our continuing efforts to serve our existing clients throughout the COVID-19 pandemic. In response, we took the following actions:
•launched our COVID-19 Preparedness Center, which provides ongoing and timely webinars, information, resources and offerings to clients and other SMBs to help them navigate the rapidly changing and complicated COVID-19 business landscape,
•helped our clients navigate the various small business relief loan programs through informational webinars and PPP loan application support initiatives,
•hosted the first annual TriNet PeopleForce, our virtual client and prospect conference, where we provided insights, thought leadership and recommendations for the challenges they face,
•enacted new programs in response to the FFCRA and CARES Act to enable new employee paid sick leave and expanded family and medical leave, payroll tax deferral and tax credit programs and other employment and non-employment tax-related incentives for our clients,
•facilitated access to alternative health plan options in addition to COBRA, and
•implemented and extended our remote working and office closures around the country for non-essential activities.
During 2020 we:
•continued to grow our revenues, although at a slower rate than we initially expected due to the impact from COVID-19 on both new sales and our clients,
•created our Recovery Credit program to assist our eligible clients, resulting in a reduction in revenue recognized,
•saw our WSEs increasing their participation, or enrollment, in our insurance offerings,
•experienced lower utilization of health services primarily in the second quarter, although utilization approached more typical levels through the second half of the year,
•completed the acquisition of Little Bird HR, Inc., expanding our footprint in our non-profit vertical,
•launched the extension of our People Matter branding campaign - Humanity Campaign, and
•delivered profitable growth as a result of revenue growth and lower insurance costs.
Performance Highlights
These operational achievements drove the financial performance improvements noted below in 2020 when compared to 2019:

	$4.0B		$368M		$1.1B
	Total revenues		Operating income		Net Service Revenue *
	5%	increase	37%	increase	14%	increase

	$272M		$3.99		$303M
	Net income		Diluted EPS		Adjusted Net income *
	28%	increase	34%	increase	28%	increase

*	Non-GAAP measure

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our results for WSEs in 2020 when compared to the prior year were:

323,672		331,908
Average WSE		Total WSE
—%	no change	(2)%	decrease

During 2020, our average WSEs remained flat and total WSEs declined primarily as a result of the impact of COVID-19 on our clients and new sales. We experienced significant client and WSE attrition during the second quarter, driving our total WSEs down to 313,104 at June 30, 2020, before increasing due to a return to hiring by our existing clients in the third and fourth quarters. New sales also contributed to the return to growth, albeit at lower volumes than in previous years. Our total revenues grew by 5% primarily due to the change in our mix of WSEs and rate increases, partially offset by the Recovery Credit recognized. During 2020, we recognized a $128 million reduction in total revenues for the Recovery Credit, allocated proportionally to PSR and ISR. The Recovery Credit is a program designed to assist the economic recovery of our existing SMB clients, by providing one-time reductions against fees for future services.
Our total revenue increased at a higher rate than our insurance costs and OE, resulting in year-over-year increases in our Net Service Revenue, net income, and adjusted net income of 14%, 28% and 28%, respectively.
Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2020, 2019 and 2018. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Income Statement Data:
Professional service revenues	$544	$530	$487	3%	9%
Insurance service revenues	3,490	3,326	3,016	5	10
Total revenues	4,034	3,856	3,503	5	10
Insurance costs	2,979	2,927	2,610	2	12
Operating expenses	687	661	642	4	3
Total costs and operating expenses	3,666	3,588	3,252	2	10
Operating income	368	268	251	37	7
Other income (expense):
Interest expense, bank fees and other	(21)	(21)	(22)	—	(5)
Interest income	10	23	12	(57)	92
Income before provision for income taxes	357	270	241	32	12
Income taxes	85	58	49	47	18
Net income	$272	$212	$192	28%	10%

Non-GAAP measures (1):
Net Service Revenues	$1,055	$929	$893	14%	4%
Net Insurance Service Revenues	511	399	406	28	(2)
Net Insurance Margin	15%	12%	13%	3	(1)
Adjusted EBITDA	468	378	347	24	9
Adjusted Net income	303	236	218	28	8

Operating Metrics:
Average WSEs	323,672	324,927	317,104	—%	2%
Total WSEs	331,908	340,017	325,616	(2)	4
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures below.

MANAGEMENT'S DISCUSSION AND ANALYSIS

A discussion regarding our financial condition and results of operations for 2019 compared to 2018 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020.
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

Net Insurance Margin	• Net Insurance Margin (NIM) is the ratio of Net Insurance Services Revenues to insurance service revenues.	• Provides a comparable basis of Net Insurance Service Revenues relative to insurance service revenues. Promotes an understanding of our pricing to risk performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted EBITDA	• Net income, excluding the effects of: - income tax provision, - interest expense, - depreciation, - amortization of intangible assets, and - stock based compensation expense.
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

(1)     We have adjusted our non-GAAP effective tax rate to 25.5%, 25.5%, and 26.0% for 2020, 2019 and 2018, respectively. These non-GAAP effective tax rates exclude the income tax impact from stock based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Year Ended December 31,
(in millions)	2020	2019	2018
Total revenues	$4,034	$3,856	$3,503
Less: Insurance costs	2,979	2,927	2,610
Net Service Revenues	$1,055	$929	$893
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Year Ended December 31,
(in millions)	2020	2019	2018
Insurance service revenues	$3,490	$3,326	$3,016
Less: Insurance costs	2,979	2,927	2,610
Net Insurance Service Revenues	$511	$399	$406
Net Insurance Margin	15%	12%	13%

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$272	$212	$192
Provision for income taxes	85	58	49
Stock based compensation	43	41	44
Interest expense and bank fees	21	21	22
Depreciation and amortization of intangible assets	47	46	40
Adjusted EBITDA	$468	$378	$347
Adjusted EBITDA Margin	44%	41%	39%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$272	$212	$192
Effective income tax rate adjustment	(6)	(11)	(13)
Stock based compensation	43	41	44
Amortization of intangible assets	5	5	5
Non-cash interest expense	1	1	4
Income tax impact of pre-tax adjustments	(12)	(12)	(14)
Adjusted Net Income	$303	$236	$218
The table below presents a reconciliation of net cash (used in) provided by operating activities to Corporate Operating Cash Flows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash (used in) provided by operating activities	$546	$471	$(104)
Less: Change in WSE related other current assets	10	15	(33)
Less: Change in WSE related liabilities	198	223	(305)
Net cash (used in) provided by operating activities - WSE	$208	$238	$(338)
Net cash provided by operating activities - Corporate	$338	$233	$234

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. During the second quarter, we experienced significant attrition attributable to the impact of COVID-19. Throughout the second half of 2020, our client base recovered and returned to hiring, primarily in our Technology vertical. Our attrition abated as our clients accessed available business relief measures. This return to hiring paired with new sales, albeit at lower rates than in previous years, resulted in growth in our WSEs from the low of 313,104 total WSEs at June 30, 2020. As a result, average WSEs was flat in 2020.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in growing our business and retaining clients. Despite the challenging economic environment and the impact of COVID-19, Total WSEs declined by only 2% after accounting for favorable retention of clients that value our full service offerings, our clients' return to hiring, and our acquisition of Little Bird.
Anticipated revenues for future periods can diverge from the revenue expectation derived from Average WSEs or Total WSEs due to pricing differences across our HR solutions and services and the degree to which clients and WSEs elect to participate in our solutions during future periods. In addition to focusing on growing our Average WSE and Total WSE counts, we also focus on pricing strategies, benefit participation and service differentiation to expand our revenue opportunities. We report the impact of client and WSE participation differences as a change in mix.
In addition to focusing on retaining and growing our WSE base, we continue to review acquisition opportunities that would add appropriately to our scale. We continue to invest in efforts intended to enhance client experiences, through operational and process improvements and to manage attrition that we believe we will experience as a result of the COVID-19 pandemic.

Average WSE represents average monthly	Total WSE represents WSEs paid
WSEs paid during the year	at period end
Average WSE change	Total WSE change
2020	2020
—%	(2)%

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
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients will receive one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months. We recognized a reduction in total revenues of $128 million in 2020 for the Recovery Credit, allocated proportionally to PSR ($16 million) and ISR ($112 million).
The reduction in revenue is estimated each period based on the timing of when eligible clients will receive the Recovery Credit and the ultimate amount of the total Recovery Credit. The ultimate amount of the Recovery Credit eligible clients will receive is dependent on our future performance and is subject to a limit on the total amount of $145 million. To the extent our future performance is worse than expected, the ultimate amount of the Recovery Credit may decrease. We will continue to recognize a reduction to revenues in 2021 for the remaining Recovery Credit over the period that our clients will earn the right to receive credits.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our pricing strategies. This measure increased 5% during 2020 compared to 2019.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings, and
•Recovery Credit - the weighted average amounts recognized for the Recovery Credit program.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

The growth in total revenues, was primarily driven by rate increases and higher health plan enrollment in our insurance service offerings. This was partially offset by the $128 million reduction recognized for our Recovery Credit.

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
The table below provides a view of the changes in components of operating income on a year-over-year basis.

(in millions)
$268	2019 Operating Income
+178	Higher total revenues primarily as a result of increased health plan enrollment in our insurance service offerings, together with rate increases, partially offset by the $128 million reduction recognized for our Recovery Credit.
-52	Higher insurance costs primarily as a result of increased health plan enrollment, offset by lower utilization of medical services.
-26	Higher OE primarily as a result of increased compensation, including incentive compensation and costs to support initiatives to improve client experience, enhance service offerings, and improve processes.
$368	2020 Operating Income

Professional Service Revenues
Our clients are billed on a fee per WSE per month per transaction. Our vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices, which we believe potentially reduces the value of solely using Average WSE and Total WSE counts as indicators of future potential revenue performance.
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals, and
•Recovery Credit - the weighted average amounts recognized for the Recovery Credit program.
The increase in PSR reflects rate increases and the change in mix of our WSEs, partially offset by the Recovery Credit recognized in 2020.

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

The growth in ISR reflects rate increases and higher health plan enrollment as we retained and added new clients that value our full service offerings. This was partially offset by the Recovery Credit recognized in 2020.
Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, payments for claims costs and other risk management services, reimbursement of claims payments made by insurance carriers or third-party administrators below a predefined deductible limit, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

MANAGEMENT'S DISCUSSION AND ANALYSIS

During 2020, as a result of the COVID-19 pandemic, we experienced higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies.
Stay-at-home orders and social distancing practices decreased the utilization of medical services from mid-March through April as enrollees deferred or cancelled elective procedures and reduced outpatient medical, dental and vision services. Utilization began to approach more typical levels by the end of the second quarter and this trend continued through the second half of the year as enrollees resumed previously deferred or canceled non-essential elective procedures, outpatient medical, dental and vision services and provider networks adapted to providing services during the COVID-19 pandemic. This decrease in utilization of medical services drove the reduction in rate that we experienced on an annual basis. This reduction in utilization was offset by normal cost inflation for medical services and prescription drugs, resulting in a MCT of 7.5% - 9.5% in 2020.
The lower rate was offset by increased mix, primarily from higher health plan enrollments. We continued to experience favorable prior years development on our accrued workers' compensation costs of $20 million during 2020, primarily due to lower than expected claim severity.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.

PSR

Net insurance service revenues - % represents proportion of Net Insurance Service Revenues to total Net Service Revenues

The primary drivers to the changes in our NSR are presented below.
(1)    Change in NISR during 2020 comprised of an increase in ISR of $164 million, offset by an increase in insurance costs of $52 million.
NIM was 15% for 2020 representing an increase of 3% from 2019, due to higher ISR and lower utilization of medical services, as discussed previously.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our operating expenses and allocate resources across different business functions based on a percentage of NSR, which has decreased to 65% in 2020 from 71% in 2019. The lower percentage of OE to NSR in 2020 when compared to 2019 was primarily driven by the increase in NSR.
We had approximately 2,700 corporate employees as of December 31, 2020 in 22 offices across the U.S. During 2020, we exited our monthly shared office workspaces. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 63% of our OE in 2020 and 2019. We did not incur significant operating expenses in 2020 related to COVID-19 and our transition to remote work arrangements.
In 2020, we experienced OE growth of 4% compared to 2019. The ratio of OE to total revenues was 17% in both 2020 and 2019.

% represents portion of compensation related expense included in operating expenses
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(in millions)
$661	2019 Operating Expense
+17	COPS increased, driven primarily by increased compensation, including incentive compensation and costs to support initiatives to improve our client experience, our systems and processes, and to enhance our service offerings and an increase in technology services expenses, partially offset by decreases in consulting and travel and entertainment expenses.
-4	S&M decreased, driven primarily by decreases in expenses related to travel, entertainment, meetings and corporate events due to COVID-19, partially offset by an increase in variable incentive compensation.
+15	G&A increased, driven primarily by increases in payroll tax compliance costs and increases in variable incentive compensation related expenses, partially offset by a decrease in travel and entertainment.
-3	SD&P decreased, driven primarily by a reduction in compensation related expenses, partially offset by an increase in technology services expenses.
+1	D&A remained consistent in 2020.
$687	2020 Operating Expenses
The primary drivers to the changes in our OE are presented below:

MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense under our credit facility.
Interest income decreased to $10 million in 2020 primarily due to lower average market interest rates. Interest expense, bank fees and other remained flat in 2020, as lower interest rates on our floating rate debt was offset by additional borrowings under our revolving credit facility.
Provision for Income Taxes
Our effective tax rate (ETR) was 24% and 21% for 2020 and 2019, respectively. The change in ETR was primarily attributable to a decrease in excludable income for state tax purposes, a decrease in tax credits and a benefit recorded in the prior year from changes in valuation allowance.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to our clients, creditors and debt holders.
From time to time, we may seek to raise capital, including by issuing debt securities or borrowing under our term loan, revolver or any future credit facility. We may also seek to refinance, retire or repurchase any such debt obligations. These activities, if any, will be dependent on market conditions, our liquidity and other factors.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

	December 31,
	2020			2019
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$301	$—	$301	$213	$—	$213
Investments	57	—	57	68	—	68
Restricted cash, cash equivalents and investments	15	1,373	1,388	15	1,165	1,180
Other current assets	59	355	414	45	365	410
Total current assets	$432	$1,728	$2,160	$341	$1,530	$1,871
Total current liabilities	142	1,728	$1,870	$113	$1,530	$1,643
Working capital	$290	$—	$290	$228	$—	$228
To meet various U.S. state licensing requirements and maintain accreditation by the ESAC, we are subject to various minimum working capital and net worth requirements. As of December 31, 2020, we believe we have fully complied in all material respects with all applicable state regulations regarding minimum net worth, working capital and all other financial and legal requirements. Further, we have maintained positive working capital throughout each of the periods covered by the financial statements.
As of December 31, 2020, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources,
Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs and the Recovery Credit liability. We expect the Recovery Credit liability of $92 million as of December 31, 2020 to be settled over the following 12 months. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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
The following table summarizes our workers' compensation obligations as of December 31, 2020,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Workers' compensation obligations (1)	$205	$62	$62	$27	$54
(1) Represents estimated payments that are expected to be made to carriers for various workers' compensation programs under the contractual obligations. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with the workers' compensation insurance policy.
Working capital for corporate purposes
Corporate working capital as of December 31, 2020 increased $62 million from December 31, 2019, primarily driven by a $88 million increase in corporate unrestricted cash and cash equivalents, partially offset by increase in our corporate accounts payable and other current liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We use our available cash and cash equivalents to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from corporate operating activities and the potential issuance of debt or equity securities. We believe our existing corporate cash and cash equivalents and positive working capital will be sufficient to meet our working capital expenditure needs for at least the next twelve months.
The following table summarizes our purchase obligations as of December 31, 2020,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$97	$51	$44	$2	$—
(1) Our purchase obligations primarily consist of software licenses, consulting and maintenance agreements, and sales and marketing events pertaining to various agreements.
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2020			2019
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$338	$208	$546	$233	$238	$471
Investing activities	(69)	(82)	(151)	(191)	3	(188)
Financing activities	(208)	—	(208)	(176)	—	(176)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$61	$126	$187	$(134)	$241	$107
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$291	$1,165	$1,456	$425	$924	$1,349
End of period	$352	$1,291	$1,643	$291	$1,165	$1,456

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$88	$—	$88	$(15)	$—	$(15)
Restricted	(27)	126	99	(119)	241	122
Operating Activities
Components of net cash provided by operating activities are as follows:

	Year Ended December 31,
(in millions)	2020	2019
Net cash provided by operating activities	$546	$471
Net cash provided by operating activities - Corporate	$338	$233
Net cash provided by operating activities - WSE	$208	$238
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

Our corporate operating cash flows in 2020 increased when compared to 2019 due to the increase in our net income and the timing of our payment of corporate obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2020	2019
Investments:
Purchases of investments	$(327)	$(302)
Proceeds from sale and maturity of investments	224	159
Other	(12)	—
Cash used in investments	$(115)	$(143)

Capital expenditures:
Software and hardware	$(33)	$(34)
Office furniture, equipment and leasehold improvements	(3)	(11)
Cash used in capital expenditures	$(36)	$(45)
Cash used in investing activities	$(151)	$(188)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At December 31, 2020, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of December 31, 2020, we held approximately $2.1 billion in restricted and unrestricted cash, cash equivalents and investments, of which $301 million was unrestricted cash and cash equivalents and $195 million was unrestricted investments. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.
Capital Expenditures
During 2020, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the years ended December 31, 2020 and 2019 consisted of our debt and equity-related activities.

	Year Ended December 31,
(in millions)	2020	2019
Financing activities
Repurchase of common stock, net of issuance	$(186)	$(154)
Draw down from revolving credit facility	234	—
Repayment of borrowings under revolving credit facility	(234)	—
Repayment of borrowings	(22)	(22)
Cash used in financing activities	$(208)	$(176)

MANAGEMENT'S DISCUSSION AND ANALYSIS

In June 2018 we entered into a $425 million term loan A (our 2018 Term Loan) under our credit agreement (2018 Credit Agreement). The proceeds of the 2018 Term Loan were used to repay our previously outstanding term loans. Refer to Note 9 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for more details.
In response to economic uncertainties resulting from COVID-19, in March 2020 we drew down $234 million from our revolving credit facility to enhance our short-term cash reserves. The revolving credit facility was repaid in full in December 2020. Refer to Note 9 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for more details.
We repurchase shares to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Our stock repurchases are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and the restrictions imposed by our credit facility, refer to Note 9 and Note 12 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for more details.
Capital Resources
As of December 31, 2020, $370 million was outstanding under our 2018 Term Loan. Our 2018 Credit Agreement includes a $250 million revolving credit facility (our 2018 Revolver), which will be used solely for working capital and other general corporate purposes. The 2018 Revolver includes capacity for a $20 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the 2018 Revolver. At December 31, 2020, we had $16 million of letters of credit outstanding and remaining capacity of $234 million under the 2018 Revolver.
Each of our 2018 Term Loan and our 2018 Revolver mature in June 2023 and bear interest, at our option, either at a LIBOR rate, or the prime lending rate, plus an applicable margin subject to change in the future based on our leverage ratio, as set forth in our 2018 Credit Agreement.
Our 2018 Credit Agreement contains customary affirmative and restrictive financial covenants and representations and warranties that are customary for facilities of this type, including restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates, as well as minimum interest coverage and maximum total leverage ratio requirements. We were in compliance with the covenants and restrictions under our 2018 Credit Agreement at December 31, 2020.
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
The following items require significant estimation or judgment:
Insurance Costs
We purchase workers' compensation and health benefits coverage for our employees and WSEs. As part of these insurance policies, we bear claims costs up to a defined deductible amount and as a result, we establish accrued insurance costs including both known claims filed and estimates for incurred but not reported claims.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Key judgments and evaluations in arriving at loss estimates by class and the accrued costs selection overall include:
•the selection of method used and the relative weights given to selecting the method used for each policy year,
•the underlying assumptions of LDF used in these models,
•the effect of any changes to the insurers' claims handling and payment processes,
•evaluation of medical and indemnity cost trends, costs from changes in the risk exposure being evaluated and any applicable changes in legal, regulatory or judicial environment.
We review and evaluate these judgments and the associated recommendations in concluding the adequacy of accrued costs. Our quarterly reserving process involves the collaboration of our qualified external actuaries and our actuarial and finance departments to approve a single point best estimate. In selecting this best estimate, management considers the actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, and the extent of our historical loss data versus industry information. Where adjustments are necessary these are recorded in the period in which the adjustments are identified.
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
We use a combination of loss development, expected loss ratio and frequency/severity methods which include the following inputs, assumptions and analytical techniques:
•Historical volume and severity of workers' compensation cost experience, exposure data and industry loss experience related to TriNet’s insurance policies,
•inputs of WSEs’ job responsibilities and location,
•estimates of future cost trends,
•expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and
•LDFs to project the reported losses for each accident year to an ultimate basis.
Final cost settlements may vary materially from the present estimates, particularly when payments do not occur until well into the future. In our experience, plan years related to workers' compensation programs may take 10 years or more to be fully settled.

MANAGEMENT'S DISCUSSION AND ANALYSIS

We believe that our estimate of accrued workers' compensation costs is most sensitive to LDFs given the long reporting and paid development patterns for our workers' compensation loss costs. Our methods of estimating accrued workers' compensation costs rely on these LDFs and an estimate of future cost trend.
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($37)
-2.5%	($18)
+2.5%	$18
+5.0%	$36
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 83% of our group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
Costs covered by these insurance plans generally develop on average within three to six months so insurance costs and accrued health insurance costs include estimates of reported losses and claims incurred but not yet paid (IBNP). Data is grouped and analyzed by insurance carrier.
To estimate accrued health benefits costs we use a number of inputs, assumptions and analytical techniques:
•historical loss claims payment patterns and medical cost trend rates related to TriNet’s insurance policies,
•current period claims costs and claims reporting patterns (completion factors), and
•plan enrollment.
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
The following table illustrates the sensitivity of changes in the medical cost trend on our year end estimate of insurance costs (in millions of dollars):

Change in medical cost trend	Change in insurance costs
+3.0%	$19
+2.0%	$13
+1.0%	$6
-1.0%	$(6)
-2.0%	$(13)
-3.0%	$(19)
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
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the cash flows of the collar assuming a 100 basis point parallel shift in the current LIBOR rate. Based on the terms and remaining settlements as of December 31, 2020, a hypothetical 100 basis point increase in one-month LIBOR across all maturities would not result in any cash receipts by the Company while a hypothetical 100 basis point decrease in one-month LIBOR across all maturities would result in cash payments of $4 million.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our AFS marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing our investment portfolio in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our AFS marketable securities consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not significant at December 31, 2020.
At December 31, 2020, we had total outstanding long-term debt of $370 million. A 100 basis point increase in market interest rates would cause interest expense on our debt as of December 31, 2020 to increase by $3 million over the next twelve months of the loan.

FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accrued Workers’ Compensation and Health Insurance Costs - Refer to Note 1 and Note 7 to the financial statements
Critical Audit Matter Description
The Company offers its clients and worksite employees (WSEs) workers' compensation insurance and health insurance coverage through insurance policies provided by third-party insurance carriers. The Company is obligated to reimburse the insurance carriers for losses up to defined deductible limits, in accordance with the insurance policies. Accrued workers’ compensation and health insurance costs are established to provide for the estimated unpaid costs of reimbursing the carriers.

FINANCIAL STATEMENTS
The accrued workers’ compensation costs include estimates of unpaid claim losses and loss adjustment expenses. The estimates are based on the Company’s historical and industry loss experience, exposure data, an estimate of future cost trends, expected loss ratios, and loss development factors. Accrued workers' compensation costs, as of December 31, 2020, were $197 million.
The accrued health insurance costs include estimates for reported losses and estimates for claims incurred but not paid. The estimates are based on the Company’s historical claim payment patterns and medical cost trends, current period claim costs and claim reporting patterns, and plan enrollment. Accrued health insurance costs as of December 31, 2020, were $172 million.
Both the accrued workers’ compensation and health insurance costs are established using actuarial methods followed in the insurance industry and the Company uses third-party actuaries to develop these estimates.
Given the subjectivity of estimating the value of the accrued workers’ compensation and health insurance costs, performing audit procedures to evaluate whether accrued workers’ compensation and health insurance costs recorded for the year ended December 31, 2020 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accrued workers’ compensation and health insurance costs included the following, among others:
•We tested the effectiveness of controls related to accrued workers’ compensation and health insurance costs.
•We tested the underlying data that served as inputs into the actuarial analyses, including testing historical claims and enrollment data and recreating the claim loss triangles.
•With the assistance of our actuarial specialists, we evaluated the methods and key assumptions used by management to estimate the accrued workers’ compensation and health insurance costs:
◦Compared management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify and evaluate potential bias in the determination of the accrued workers’ compensation and health insurance costs.
◦Developed an independent range of estimates of the accrued costs, utilizing loss development factors and future cost trends for accrued workers’ compensation costs and claim payment patterns and medical trend rates for accrued health insurance costs. We compared our estimated ranges to management’s estimates.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 16, 2021

We have served as the Company's auditor since 2016.

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 16, 2021

FINANCIAL STATEMENTS
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions except per share data)	2020	2019	2018
Professional service revenues	$544	$530	$487
Insurance service revenues	3,490	3,326	3,016
Total revenues	4,034	3,856	3,503
Insurance costs	2,979	2,927	2,610
Cost of providing services	262	245	229
Sales and marketing	186	190	182
General and administrative	152	137	142
Systems development and programming	40	43	49
Depreciation and amortization of intangible assets	47	46	40
Total costs and operating expenses	3,666	3,588	3,252
Operating income	368	268	251
Other income (expense):
Interest expense, bank fees and other	(21)	(21)	(22)
Interest income	10	23	12
Income before provision for income taxes	357	270	241
Income taxes	85	58	49
Net income	$272	$212	$192
Other comprehensive income, net of income taxes	4	—	—
Comprehensive income	$276	$212	$192

Net income per share:
Basic	$4.03	$3.04	$2.72
Diluted	$3.99	$2.99	$2.65
Weighted average shares:
Basic	67	70	70
Diluted	68	71	72
See accompanying notes.

FINANCIAL STATEMENTS
TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$301	$213
Investments	57	68
Restricted cash, cash equivalents and investments	1,388	1,180
Accounts receivable, net	18	9
Unbilled revenue, net	246	285
Prepaid expenses, net	63	52
Other current assets	87	64
Total current assets	2,160	1,871
Restricted cash, cash equivalents and investments, noncurrent	210	212
Investments, noncurrent	138	125
Property, equipment and software, net	79	85
Operating lease right-of-use asset	51	55
Goodwill	294	289
Other intangible assets, net	18	15
Other assets	93	96
Total assets	$3,043	$2,748
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$50	$31
Long-term debt	22	22
Client deposits and other client liabilities	134	44
Accrued wages	309	391
Accrued health insurance costs, net	172	167
Accrued workers' compensation costs, net	59	61
Payroll tax liabilities and other payroll withholdings	1,095	901
Operating lease liabilities	11	17
Insurance premiums and other payables	18	9
Total current liabilities	1,870	1,643
Long-term debt, noncurrent	348	369
Accrued workers' compensation costs, noncurrent, net	138	144
Deferred taxes	22	61
Operating lease liabilities, noncurrent	49	48
Other non-current liabilities	9	8
Total liabilities	2,436	2,273
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 and 2019)
Common stock and additional paid-in capital	747	694
($0.000025 par value per share; 750,000,000 shares authorized; 66,456,663 and 69,065,491 shares issued and outstanding at December 31, 2020 and 2019, respectively)
Accumulated deficit	(144)	(219)
Accumulated other comprehensive income	4	—
Total stockholders' equity	607	475
Total liabilities & stockholders' equity	$3,043	$2,748
See accompanying notes.

FINANCIAL STATEMENTS
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in millions)	2020	2019	2018
Total Stockholders' Equity, beginning balance	$475	$375	$206
Common Stock and Additional Paid-In Capital:
Beginning balance	694	641	583
Issuance of common stock from exercise of stock options	—	2	7
Issuance of common stock for employee stock purchase plan	9	9	7
Stock based compensation expense	44	42	44
Ending balance	747	694	641

Accumulated Deficit:
Beginning balance	(219)	(266)	(377)
Net income	272	212	192
Cumulative effect of accounting change	(1)	—	2
Repurchase of common stock	(178)	(140)	(61)
Awards effectively repurchased for required employee withholding taxes	(18)	(25)	(22)
Ending balance	(144)	(219)	(266)

Accumulated Other Comprehensive Income:
Beginning balance	—	—	—
Other comprehensive income	4	—	—
Ending balance	4	—	—

Total Stockholders' Equity, ending balance	$607	$475	$375

See accompanying notes.

FINANCIAL STATEMENTS
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating activities
Net income	$272	$212	192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	57	46
Stock based compensation	43	41	44
Amortization of ROU asset	14	16	—
Lease modification and impairment	1	—	—
Accretion of discount rate on lease liabilities	2	—	—
Amortization of (premium) discount of investments	1	(1)	—
Deferred income taxes	(42)	(7)	1
Changes in operating assets and liabilities:
Accounts receivable, net	(7)	5	10
Unbilled revenue, net	39	19	(14)
Prepaid expenses, net	(12)	(5)	(9)
Accounts payable and other current liabilities	19	(15)	(8)
Client deposits and other client liabilities	87	(12)	4
Accrued wages	(82)	40	23
Accrued health insurance costs, net	5	32	(16)
Accrued workers' compensation costs, net	(9)	(20)	(7)
Payroll taxes payable and other payroll withholdings	194	172	(305)
Operating lease liabilities	(19)	(17)	—
Other assets	(38)	(34)	(64)
Other liabilities	11	(12)	(1)
Net cash (used in) provided by operating activities	546	471	(104)
Investing activities
Purchases of marketable securities	(327)	(302)	(258)
Proceeds from sale and maturity of marketable securities	224	159	101
Acquisitions of property and equipment	(36)	(45)	(43)
Other	(12)	—	—
Net cash used in investing activities	(151)	(188)	(200)
Financing activities
Repurchase of common stock	(178)	(140)	(61)
Proceeds from issuance of common stock	10	11	14
Awards effectively repurchased for required employee withholding taxes	(18)	(25)	(22)
Proceeds from revolving credit agreement borrowings	234	—	—
Proceeds from issuance of notes payable, net	—	—	210
Payments for extinguishment of debt	—	—	(204)
Repayment of borrowings under revolving credit facility	(234)	—	—
Repayment of debt	(22)	(22)	(22)
Net cash used in financing activities	(208)	(176)	(85)
Net (decrease) increase in cash and cash equivalents, unrestricted and restricted	187	107	(389)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,456	1,349	1,738
End of period	$1,643	$1,456	$1,349

Supplemental disclosures of cash flow information
Interest paid	$16	$19	17
Income taxes paid, net	123	62	49
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$2	3
See accompanying notes.

FINANCIAL STATEMENTS
TRINET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us), a professional employer organization, provides comprehensive human resources solutions for small and medium-size businesses under a co-employment model. These HR solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through the co-employment relationship, we are the employer of record for certain employment-related administrative and regulatory purposes for the worksite employees (WSEs), including:
•compensation through wages and salaries,
•certain employer payroll-related tax payments,
•employee payroll-related tax withholdings and payments,
•employee benefit programs, including health and life insurance, and others, and
•workers' compensation coverage.
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
Revenue Recognition
Revenues are recognized when the promised services are transferred to our clients, in an amount that reflects the consideration that we expect to receive in exchange for services. We generate all of our revenue from contracts with clients. We disaggregate revenues into professional services revenues and insurance services revenues as reported on the consolidated statements of income and comprehensive income. In the majority of our contracts, both the client and the Company may terminate the contract without penalty by providing a 30-day notice.
On January 1, 2018, we adopted Accounting Standards Codification Topic 606 (ASC Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 and recorded a $2 million cumulative effect adjustment to opening retained earnings.

FINANCIAL STATEMENTS
Performance Obligations
At contract inception, we assess the services promised in our contracts with clients and identify a performance obligation for each distinct promise to transfer to the client a service or bundle of services. We determined that the following distinct services represent separate performance obligations:
•Payroll and payroll tax processing,
•Health benefits services,
•Workers’ compensation services, and
•A right to receive future services at a discount through our Recovery Credit program.
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
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Under this one-time program eligible clients will receive reductions against fees for future services, accounted for as a discount, over the following 12 months. This option to renew future services at a discount represents a material right and is accounted for as a new performance obligation (Recovery Credit). This performance obligation will be satisfied when the clients have successfully renewed the services contracts and the future services are transferred.
The consideration we receive that is allocated to this performance obligation is deferred as an unsatisfied performance obligation and is included in client deposits and other client liabilities on the balance sheet. The amount of consideration we defer each period is dependent on the timing of when eligible clients will receive the Recovery Credit and the ultimate amount of the total Recovery Credit. The ultimate amount that clients will receive varies depending on our future performance and is subject to a limit on the total amount of $145 million. In 2020, we distributed $36 million to clients related to this program.
We generally charge new clients a nominal upfront non-refundable fee to recover our costs to set them up on our TriNet platform for payroll processing and other administrative services, such as benefit enrollments. These fees are accounted for as part of our transaction price and are allocated among the performance obligations based on their relative standalone selling prices.
Client Deposits and Other Client Liabilities
Client deposits and other client liabilities represents our contractual commitments and payables to clients, including indemnity guarantee payments received from clients, amounts prefunded by clients for their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment, as well as service fee consideration received for unsatisfied performance obligations of $92 million.

FINANCIAL STATEMENTS
Variable Consideration and Pricing Allocation
Our contracts with clients generally do not include any variable consideration. However, from time to time, we may offer incentive credits to our clients considered to be variable consideration including incentive credits issued related to contract renewals. Incentive credits are recorded as a reduction to revenue as part of the transaction price at contract inception when there is a basis to reasonably estimate the amount of the incentive credit and we reduce the full amount of the credit only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. These incentive credits are allocated among the performance obligations based on their relative standalone selling prices.
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
Unbilled Revenue
We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of December 31, 2020 and 2019, advance collections included in unbilled revenue were $24 million and $95 million, respectively.
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new clients onboarded as we expect to recover these costs through future service fees. Such assets are amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, any incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both the initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. The below table summarizes the amounts capitalized and amortized during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
(in millions)	Capitalized	Amortized	Capitalized	Amortized	Capitalized	Amortized
Deferred commission expense	$29	$19	$45	$10	$33	$2

FINANCIAL STATEMENTS
Certain commission plans pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We do not have material contract liabilities as of December 31, 2020 and 2019.
Insurance Costs
Our insurance plans are provided by third-party insurance carriers under risk-based or guaranteed-cost insurance policies. Under risk-based policies, we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year. Under guaranteed-cost policies, our carriers establish the premiums and we are not responsible for any deductible.
Insurance costs include insurance premiums for coverage provided by insurance carriers, payments for claim costs and other risk management services, reimbursement of claims payments made by insurance carriers or third-party administrators below a predefined deductible limit, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.
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
Accrued Workers' Compensation Costs
We have secured workers' compensation insurance policies with insurance carriers to administer and pay claims for our clients and WSEs. We are responsible for reimbursing the insurance carriers for losses up to $1 million per claim occurrence (deductible layer). Insurance carriers are responsible for administering and paying claims. We are responsible for reimbursing each carrier up to a deductible limit per occurrence. Accrued workers' compensation costs represent our liability to reimburse insurance carriers for our share of their losses and loss adjustment expenses. These accrued costs are established to provide for the estimated ultimate costs of paying claims within the deductible layer in accordance with workers' compensation insurance policies. These accrued costs include estimates for reported and incurred but not reported (IBNR) losses, accrued costs on reported claims, and expenses associated with processing and settling the claims. In establishing these accrued costs, we use an external actuary to provide an estimate of undiscounted future cash payments that would be made to settle the claims based upon:
•historical loss experience, exposure data, and industry loss experience related to TriNet’s insurance policies,
•inputs including WSE job responsibilities and location,
•historical volume and severity of workers' compensation claims,
•an estimate of future cost trends,
•expected loss ratios for the latest accident year or prior accident years, adjusted for the loss trend, the effect of rate changes and other quantifiable factors, and
•loss development factors to project the reported losses for each accident year to an ultimate basis.
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

FINANCIAL STATEMENTS
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2020, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of December 31, 2020 and 2019, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $49 million and $39 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2020 and 2019, accrued health insurance costs offsetting prepaid expenses were $58 million and $52 million, respectively.
Leases
We adopted ASU 2016-02 - Leases (ASC 842) effective January 1, 2019 using the optional transition method, under which we recognized the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019 with unchanged comparative periods. As part of this adoption, we elected the following practical expedients:
•not to reassess 1) whether any contracts that existed prior to adoption have or contain leases, 2) the classification of our existing leases or 3) initial direct costs for existing leases,
•to use the practical expedient of using hindsight to determine the lease terms and evaluate any impairments in right-of-use assets upon transition, and
•not separately record non-lease and lease components for all leases in which we act as a lessee.

We determine if a new contractual arrangement is a lease at contract inception. If a contract contains a lease, we evaluate whether it should be classified as an operating or a finance lease. If applicable as a lease, we record our lease liabilities and right-of-use (ROU) assets based on the future minimum lease payments over the lease term and only include options to renew a lease in the future minimum lease payments if it is reasonably certain that we will exercise that option. For certain leases with original terms of twelve months or less we recognize the lease expense as incurred and we do not recognize lease liabilities and ROU assets.
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding term debts that are collateralized by certain corporate assets. As of December 31, 2020, the weighted-average rate used in discounting the lease liability was 4.0%.

FINANCIAL STATEMENTS
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
Restricted Cash, Cash Equivalents and Investments
Restricted cash, cash equivalents and investments presented on our consolidated balance sheets include:
•cash and cash equivalents in trust accounts functioning as security deposits for our insurance carriers,
•payroll funds collected representing cash collected in advance from clients which we designate as restricted for the purpose of funding WSE payroll and payroll taxes and other payroll related liabilities, and
•amounts held in trust for current and future premium and claim obligations with our insurance carriers, which amounts are held in trust according to the terms of the relevant insurance policies and by the local insurance regulations of the jurisdictions in which the policies are in force.
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
We assess our investments for credit impairment. We review several factors to determine whether an unrealized loss is credit related, such as financial condition and future prospects of the issuer. To the extent that a security's amortized cost basis exceeds the present value of the cash flows expected to be collected from the security, an allowance for credit losses will be recognized. If management intends to sell or will more likely than not be required to sell the security before any anticipated recovery, a write down will be recognized in earnings measured as the entire difference between the amortized cost and the then-current fair value.
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

FINANCIAL STATEMENTS
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes those gains and losses included in comprehensive income, but excluded from net income, in accordance with GAAP. Other comprehensive income is comprised of immaterial net unrealized gains arising on available-for-sale investments, net of unrealized losses on derivatives designated as cash flow hedges and net of deferred taxes.
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
Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value, summarized as follows:
•Level 1—observable inputs for identical assets or liabilities, such as quoted prices in active markets,
•Level 2—inputs other than the quoted prices in active markets that are observable either directly or indirectly,
•Level 3—unobservable inputs in which there is little or no market data, which requires that we develop our own assumptions.
The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We classify our cash equivalents, investments and long-term debt in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was immaterial at December 31, 2020 and 2019.
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

FINANCIAL STATEMENTS
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
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2020, 2019 and 2018.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives ranging from one year to ten years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2020, 2019 and 2018.
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $19 million, $18 million, and $17 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Income Taxes
We account for our provision for income taxes using the asset and liability method, under which we recognize income taxes payable or refundable for current year and deferred tax assets and liabilities for the future tax effect of events that have been recognized in either our financial statements or tax returns. We measure our current and deferred tax assets and liabilities based on provision of enacted tax laws of those jurisdictions in which we operate. The effect of changes in tax laws and regulations, or interpretations, is recognized in our consolidated financial statements in the period that includes the enactment date.

FINANCIAL STATEMENTS
We recognize deferred tax assets and liabilities based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, as well as the expected benefits of using net operating loss and other carryforwards. We are required to establish a valuation allowance when it is determined more likely than not that the deferred tax assets will not be realized. Provision for income taxes may change when estimates used in determining valuation allowances change or when receipt of new information indicates the need for adjustment in valuation allowances. Changes in valuation allowances are reflected as a component of the provision for income taxes in the period the change is enacted.
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
No client accounted for more than 10% of total revenues in the years ended December 31, 2020, 2019 and 2018. Bad debt expense, net of recoveries was $1 million for the year ended December 31, 2020 and insignificant for the years ended December 31, 2019 and 2018.
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

FINANCIAL STATEMENTS

	December 31, 2019
(in millions)	As reported	Balance Using Previous Standard	Increase (Decrease)
Balance sheet
Assets
Operating lease right-of-use assets	$55	$—	$55
Liabilities
Operating lease liabilities	17	—	17
Operating lease liabilities, noncurrent	48	10	38
Equity
Accumulated deficit	(219)	(219)	—
Credit Losses - We adopted ASU 2016-13 - Financial Instruments - Credit Losses (ASC Topic 326) effective January 1, 2020 using a modified retrospective approach, under which we recognized the cumulative effects of initially applying this guidance as an adjustment to the opening balance of retained earnings on January 1, 2020 with unchanged comparative periods. We are required to use forward-looking information when evaluating an allowance for our accounts receivable, unbilled revenue and other financial assets measured at amortized cost. ASC Topic 326 also modified the impairment guidance for available-for-sale debt securities to require an allowance for credit losses. The adoption of ASC Topic 326 did not have a material effect on our financial statements.
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS - UNRESTRICTED AND RESTRICTED
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
Our total cash, cash equivalents and investments are summarized below:

	December 31, 2020			December 31, 2019
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Certificate of deposits	Total
Cash and cash equivalents	$301	$—	$301	$213	$—	$—	$213
Investments	—	57	57	—	68	—	68
Restricted cash, cash equivalents and investments
Payroll funds collected	1,228	—	1,228	1,018	—	—	1,018
Collateral for health benefits claims	16	82	98	98	—	—	98
Collateral for workers' compensation claims	60	—	60	62	—	—	62
Other security deposits	2	—	2	2	—	—	2
Total restricted cash, cash equivalents and investments	1,306	82	1,388	1,180	—	—	1,180
Investments, noncurrent	—	138	138	—	125	—	125
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	36	174	210	63	148	1	212
Total	$1,643	$451	$2,094	$1,456	$341	$1	$1,798

FINANCIAL STATEMENTS
NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our AFS investments as of December 31, 2020 and 2019 are presented below:

	December 31, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$24	$—	$—	$24	$30	$—	$—	$30
Corporate bonds	126	2	—	128	123	1	—	124
U.S. government agencies and government-sponsored agencies	27	1	—	28	14	—	—	14
U.S. treasuries	261	4	—	265	163	—	—	163
Certificates of deposit	—	—	—	—	1	—	—	1
Other debt securities	6	—	—	6	10	—	—	10
Total	$444	$7	$—	$451	$341	$1	$—	$342
Gross unrealized losses were immaterial at December 31, 2020 and 2019.
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
The fair value of debt investments by contractual maturity are shown below:

(in millions)	December 31, 2020
One year or less	$120
Over one year through five years	301
Over five years through ten years	6
Over ten years	24
Total fair value	$451
The gross proceeds from sales and maturities of AFS securities for the years ended December 31, 2020, 2019, and 2018 are shown below. We had immaterial realized gains and losses from sales of investments for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(in millions)	2020	2019	2018
Gross proceeds from sales	$93	$76	$54
Gross proceeds from maturities	131	83	47
Total	$224	$159	$101
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
We did not have any Level 3 financial instruments recognized in our balance sheet as of December 31, 2020 and 2019. There were no transfers between levels as of December 31, 2020 and 2019.
Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2020 and 2019:

(in millions)	Level 1	Level 2	Total
December 31, 2020
Cash equivalents:
Money market mutual funds	$2	$—	$2
U.S. treasuries	—	11	11
Total cash equivalents	2	11	13
Investments:
Asset-backed securities	—	24	24
Corporate bonds	—	93	93
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	67	67
Other debt securities	—	6	6
Total investments	—	195	195
Restricted cash equivalents:
Money market mutual funds	99	—	99
Total restricted cash equivalents	99	—	99
Restricted investments:
Corporate bonds	—	35	35
U.S. government agencies and government-sponsored agencies	—	23	23
U.S. treasuries	—	198	198
Total restricted investments	—	256	256
Total investments and restricted cash equivalents and investments	$101	$462	$563

FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Total
December 31, 2019
Cash equivalents:
Money market mutual funds	$89	$—	$89
U.S. treasuries	—	3	3
Total cash equivalents	89	3	92
Investments:
Asset-backed securities	—	30	30
Corporate bonds	—	96	96
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	53	53
Other debt securities	—	10	10
Total investments	—	194	194
Restricted cash equivalents:
Money market mutual funds	42	—	42
U.S. treasuries	—	12	12
Certificate of deposit	—	2	2
Commercial paper	14	—	14
Total restricted cash equivalents	56	14	70
Restricted investments:
Corporate bonds	—	28	28
U.S. government agencies and government-sponsored agencies	—	9	9
U.S. treasuries	—	110	110
Certificate of deposit	—	1	1
Total restricted investments	—	148	148
Total investments and restricted cash equivalents and investments	$145	$359	$504
Fair Value of Financial Instruments Disclosure

Long-Term Debt
Our long-term debt is a floating rate debt and the fair value of our floating rate debt approximated its carrying value (exclusive of issuance costs) at December 31, 2020 and 2019. The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
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
The following table summarizes the fair value of our derivative instrument at December 31, 2020 and 2019:

				Fair Market Value
				December 31, 2020		December 31, 2019
(in millions)	Hedge type	Final settlement date	Notional amount	Other current assets	Accounts payable and other current liabilities	Other current assets	Accounts payable and other current liabilities
Derivatives designated as hedging instruments
Collar - LIBOR	Cash flow	May 2022	$213	$—	$1	$—	$—

FINANCIAL STATEMENTS
The pre-tax effect of our derivative instrument for the year ended December 31, 2020 is insignificant and we estimate approximately $1 million of net derivative losses included in other comprehensive income will be reclassified into earnings within the following 12 months. There were insignificant cash flows associated with the derivative for the year ended December 31, 2020 and none for 2019.
As of December 31, 2020 and 2019, we do not hold, nor have we posted, any collateral related to the above derivative instrument.
The interest rate collar derivative is classified as Level 2 in the fair value hierarchy as its value is determined using observable inputs such as forward LIBOR curves.
NOTE 5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net, consists of the following:

(in millions)	December 31, 2020	December 31, 2019
Software	$204	$174
Office equipment, including data processing equipment	28	27
Leasehold improvements	24	24
Furniture, fixtures, and equipment	16	17
Projects in progress	1	3
Total	273	245
Less: Accumulated depreciation	(194)	(160)
Property and equipment, net	$79	$85
Projects in progress consist primarily of development costs for internally developed software, which we capitalize and amortize on a straight-line basis over the estimated useful life.
The following table summarizes our depreciation expense and capitalized internally developed software costs and related depreciation expense.

	Year Ended December 31,
(in millions)	2020	2019	2018
Depreciation expense	$42	$41	$35
Capitalized internally developed software costs	36	31	33
Depreciation expense for capitalized internally developed software costs	31	29	24

FINANCIAL STATEMENTS
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in goodwill for the years ended December 31, 2020, 2019 and 2018 are as follows:

(in millions)	Amount
Balance at December 31, 2018	$289
Additions	—
Balance at December 31, 2019	$289
Additions (1)	5
Balance at December 31, 2020	$294
(1) Refer to Note 17 for more details.
The following summarizes goodwill and other intangible assets:

		December 31, 2020			December 31, 2019
(in millions)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$294	$—	$294	$289	$—	$289
Amortizable intangibles:
Customer contact lists	10 years	98	(80)	18	90	(76)	14
Developed technology	5 years	—	—	—	5	(4)	1
Total		$98	$(80)	$18	$95	$(80)	$15
Amortization of intangible assets during the years ended December 31, 2020, 2019 and 2018 was $5 million for each period. We evaluate the remaining useful life of intangible assets quarterly to determine whether events and circumstances warrant a revision to the estimated remaining useful life.
Expense related to intangibles amortization in future periods as of December 31, 2020 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2021	$5
2022	5
2023	3
2024	1
2025	1
2026 and thereafter	3
Total	$18

FINANCIAL STATEMENTS
NOTE 7. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in millions)	2020	2019	2018
Total accrued costs, beginning of year	$214	$238	$255
Incurred
Current year	64	72	80
Prior years	(20)	(31)	(28)
Total incurred	44	41	52
Paid
Current year	(8)	(14)	(12)
Prior years	(45)	(51)	(57)
Total paid	(53)	(65)	(69)
Total accrued costs, end of year	$205	$214	$238
The following tables summarize workers' compensation liabilities on the consolidated balance sheets:

(in millions)	December 31, 2020	December 31, 2019
Total accrued costs, end of year	$205	$214
Collateral paid to carriers and offset against accrued costs	(8)	(9)
Total accrued costs, net of carrier collateral offset	$197	$205

Payable in less than 1 year (net of collateral paid to carriers of $3 as of December 31, 2020 and 2019)	$59	61
Payable in more than 1 year (net of collateral paid to carriers of $5 and $6 as of December 31, 2020 and 2019, respectively)	138	144
Total accrued costs, net of carrier collateral offset	$197	$205
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the years ended December 31, 2020, 2019 and 2018, the favorable development was primarily due to lower than expected severity development on claims that had previously been reported.
As of December 31, 2020 and 2019, we had $45 million and $46 million, respectively, of collateral held by insurance carriers of which $8 million and $9 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 8. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 8 years, one of which includes an option to extend for up to 5 years. As of December 31, 2020, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
We recognized operating lease expense of $17 million, $19 million and $20 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During the year ended December 31, 2020, we paid $2 million to reduce operating lease liabilities and recognized $2 million in new operating lease liabilities in exchange for ROU assets.

FINANCIAL STATEMENTS
As of December 31, 2020, the weighted average remaining lease term on our operating leases was 5.8 years. Future minimum lease payments as of December 31, 2020 were as follows:

(in millions)	December 31, 2020
2021	$13
2022	13
2023	11
2024	9
2025	7
2026 and thereafter	15
Total future minimum lease payments	$68
Less: imputed interest	(8)
Total operating lease liabilities	$60
Current portion	11
Non-current portion	49
NOTE 9. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT BORROWINGS
As of December 31, 2020 and 2019, long-term debt consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
2018 Term Loan A	370	392
Total term loans	370	392
Deferred loan costs	—	(1)
Less: current portion	(22)	(22)
Long-term debt, noncurrent	$348	$369

Annual contractual interest rate	1.77%	3.42%
Effective interest rate	1.87%	3.52%
In June 2018 we entered into a $425 million term loan A (our 2018 Term Loan) under our credit agreement (2018 Credit Agreement). The proceeds of the 2018 Term Loan were used to repay our previously outstanding term loans.
The 2018 Credit Agreement includes a $250 million revolving credit facility (our 2018 Revolver), which could be used solely for working capital and other general corporate purposes. The 2018 Revolver includes capacity for a $20 million swingline facility. Letters of credit issued pursuant to the revolving credit facility reduce the amount available for borrowing under the 2018 Revolver. At December 31, 2020, we had $16 million of letters of credit outstanding and remaining capacity of 234 million under the 2018 Revolver.
Interest on our 2018 Term Loan is payable quarterly and is variable based on LIBOR plus 1.625% or the prime rate plus 0.625%, at our option, subject to certain rate adjustments based upon our total leverage ratio. At December 31, 2020, the interest rates were based on LIBOR plus 1.625%. We are required to pay a quarterly commitment fee on the daily unused amount of the commitments under our 2018 Revolver, as well as fronting fees and other customary fees for letters of credit issued under our 2018 Revolver, which is subject to adjustments based on our total leverage ratio.
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

FINANCIAL STATEMENTS
The 2018 Credit Agreement contains certain financial covenants and restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of indebtedness (other than our 2018 Term Loan and our 2018 Revolver), dividends, distributions and transactions with affiliates, as well as minimum interest coverage and maximum total leverage ratio requirements. We were in compliance with all financial covenants under the credit facilities at December 31, 2020.
The remaining balance of our 2018 Term Loan will be repaid in quarterly installments in aggregate annual amounts as follows:

	Year ending December 31,
(in millions)	2021	2022	2023	2024	2025	Thereafter
Term loan repayments	$22	$22	$326	$—	$—	$—
NOTE 10. COMMITMENTS AND CONTINGENCIES
Contingencies
On September 29, 2020, a class action was filed in the United States District Court for the Middle District of Florida against the directors of certain TriNet subsidiaries and other TriNet employees on behalf of participants in two retirement plans available to TriNet’s eligible worksite employees, the TriNet 401(k) Plan and the TriNet Select 401(k) Plan (the “Plans”). The complaint is similar to claims recently brought against a number of employers including PEOs and generally alleges that the defendants violated certain fiduciary obligations to Plan participants under the Employee Retirement Income Security Act of 1974 with respect to overseeing plan investment and recordkeeping fees. These claims are in the early stages, and we are unable to reasonably estimate any possible loss, or range of loss, with respect to this matter. We believe the claims are without merit.
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
NOTE 11. STOCK BASED COMPENSATION
Equity Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. There were approximately 2 million shares available for grant under the 2019 Plan as of December 31, 2020.
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

FINANCIAL STATEMENTS
The following table summarizes stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2019	462,011	$13.90	4.0	$20
Exercised	(81,026)	8.70
Canceled	(1,000)	0.50
Balance at December 31, 2020	379,985	$15.10	3.2	$25
Vested and exercisable at December 31, 2020	379,985	$15.10	3.2	$25

	Year Ended December 31,
Additional Disclosures for Stock Options (in millions)	2020	2019	2018
Total fair value of options vested	$—	$1	$4
Total intrinsic value of options exercised	4	9	24
Cash received from options exercised	1	2	7
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2020 and 2018 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. The performance-based awards granted in 2019 were previously cancelled. RSUs and RSAs are generally forfeited if the participant terminates service prior to vesting.
The following tables summarize RSU and RSA activity for the year ended December 31, 2020:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,104,729	61,136	1,165,865	$48.47
Granted	932,517	—	932,517	54.00
Vested	(661,923)	(27,170)	(689,093)	45.02
Forfeited	(145,252)	(3,940)	(149,192)	51.86
Nonvested at December 31, 2020	1,230,071	30,026	1,260,097	$54.04

	Year Ended December 31,
Additional Disclosures for equity-based plans	2020	2019	2018
Total grant date fair value of shares granted (in millions)	$50	$38	$38
Total grant date fair value of shares vested (in millions)	$31	$30	$28
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	230,569	315,762	348,010

FINANCIAL STATEMENTS
Performance-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	15,752	114,857	130,609	$49.70
Granted	183,981	—	183,981	52.86
Vested	(12,742)	(87,769)	(100,511)	49.28
Forfeited	(19,864)	(11,036)	(30,900)	50.98
Nonvested at December 31, 2020	167,127	16,052	183,179	$52.89

	Year Ended December 31,
Additional Disclosures for equity-based plans	2020	2019	2018
Total grant date fair value of shares granted (in millions)	$10	$4	$14
Total grant date fair value of shares vested (in millions)	$5	$11	$7
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	48,787	135,877	110,222

Employee Stock Purchase Plan

Our 2014 Employee Stock Purchase Plan (ESPP) offers eligible employees an option to purchase shares of our common stock through payroll deductions. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. The plan is considered to be a compensatory plan. As of December 31, 2020, approximately 4 million shares were reserved for future issuances under the ESPP.
In applying the Black Scholes option valuation model for the ESPP options, we use the following assumptions:

	Year Ended December 31,
(in millions)	2020	2019	2018
Expected Term (in Years)	0.5	0.5	0.5
Expected Volatility	40-83%	27-42%	27-37%
Risk-Free Interest Rate	0.2-1.6%	1.6-2.5%	1.42-2.5%
Expected Dividend Yield	0%	0%	0%
Shares Issued under ESPP	236,887	207,324	175,966
Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Cost of providing services	$9	$8	$10
Sales and marketing	6	3	8
General and administrative	26	28	22
Systems development and programming costs	2	2	4
Total stock based compensation expense	$43	$41	$44
Total stock based compensation capitalized	$1	$1	$—
Income tax benefit related to stock based compensation expense	$9	$11	$11
Tax benefit realized from stock options exercised and similar awards	$14	$18	$23

FINANCIAL STATEMENTS
The table below summarizes unrecognized compensation expense for the year ended December 31, 2020 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested RSUs	$63	2.47
Nonvested RSAs	9	2.00
NOTE 12. STOCKHOLDERS' EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the year ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Shares issued and outstanding, beginning balance	69,065,491	70,596,559	69,818,392
Issuance of common stock from vested restricted stock units (1)	659,689	1,036,119	1,634,271
Issuance of common stock from exercise of stock options	81,026	187,504	617,157
Issuance of common stock for employee stock purchase plan	236,887	207,324	175,966
Repurchase of common stock	(3,307,074)	(2,510,376)	(1,190,995)
Awards effectively repurchased for required employee withholding taxes	(279,356)	(451,639)	(458,232)
Shares issued and outstanding, ending balance	66,456,663	69,065,491	70,596,559
(1) Net of shares of common stock underlying cancelled RSAs
Stock Repurchases
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. This repurchase authorization has no expiration. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity.
The following table summarizes the share repurchases under this program for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Total cost (in millions)	$178	$140	$61
Total shares	3,307,074	2,510,376	1,190,995
Average price per share	$53.85	$55.64	$51.22
As of December 31, 2020, $358 million remains available for repurchase under all authorizations approved by the board of directors.

FINANCIAL STATEMENTS
NOTE 13. INCOME TAXES
Provision for Income Taxes
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are open to federal and significant state income tax examinations for tax year 2016 and subsequent years. The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current:
Federal	$96	$53	$41
State	30	12	7
Foreign	1	—	—
Total Current	127	65	48
Deferred:
Federal	(33)	(2)	(3)
State	(9)	(5)	4
Total Deferred	(42)	(7)	1
Total	$85	$58	$49
The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2020			2019			2018
(in millions, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$357			$270			$241
U.S. federal statutory tax rate		$75	21%		$57	21%		$51	21%
State income taxes, net of federal benefit		25	7		20	7		18	8
Nondeductible meals, entertainment and penalties		—	—		1	—		1	—
Stock based compensation		(2)	—		(1)	—		(9)	(4)
Uncertain tax positions		1	—		—	—		1	—
Tax credits		(6)	(2)		(7)	(3)		(5)	(2)
State and tax return to provision adjustments		(7)	(2)		(8)	(3)		(7)	(3)
Sec 199 benefits		—	—		(1)	—		—	—
Other		(1)	—		(3)	(1)		(1)	—
Total		$85	24%		$58	21%		$49	20%
Our effective income tax rate increased by 3% to 24% in 2020 from 21% in 2019. The increase was primarily attributable to a decrease in excludable income for state tax purposes, a decrease in tax credits and a benefit recorded in the prior year from changes in valuation allowance.

FINANCIAL STATEMENTS
Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2020	2019
Deferred tax assets:
Net operating losses (federal and state)	$3	$3
Accrued expenses	14	8
Accrued workers' compensation costs	9	9
Recovery credit	26	—
Operating lease liabilities	15	17
Stock based compensation	3	3
Tax benefits relating to uncertain positions	1	1
Tax credits (federal and state)	8	7
Total	79	48
Valuation allowance	(5)	(5)
Total deferred tax assets	74	43
Deferred tax liabilities:
Depreciation and amortization	(37)	(27)
Deferred service revenues	(20)	(41)
Prepaid commission expenses	(22)	(19)
Operating lease right-of-use assets	(13)	(15)
Other	(2)	(1)
Total deferred tax liabilities	(94)	(103)
Net deferred tax liabilities	$(20)	$(60)

As of December 31, 2020, we have an acquired federal net operating loss of $2 million, of which an immaterial amount, if unused, will expire in 2028 and the rest can be carried forward indefinitely. As of December 31, 2020 and 2019, we have various state net operating loss carryforwards of $39 million and $53 million, respectively, which, if unused, will expire in years 2021 through 2039 with the exception of an immaterial amount that will be carried forward indefinitely. As of December 31, 2020 and 2019, we have state tax credit carryforwards (net of federal benefit) of $6 million and $6 million, respectively available that will begin expiring in 2021, which are offset by a valuation allowance of $4 million and $4 million as of December 31, 2020 and 2019, respectively.
The provision for income taxes for the year ended December 31, 2020 included $4 million of excess tax benefits resulting from equity incentive plan activities.
We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the U.S. filed cross motions for summary judgment in federal district court. On September 17, 2018, the district court granted our motion for summary judgment and denied the U.S.'s motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The U.S. filed a notice of appeal of the federal district court's decision on March 18, 2019. The U.S. filed its opening brief in the court of appeals on June 10, 2019 and we filed our answering brief on July 24, 2019 to which the government filed its reply brief on September 6, 2019. Oral arguments occurred on March 11, 2020. On November 5, 2020, the court of appeals affirmed the district court’s judgement in favor of TriNet. The IRS has 150 days to petition the Supreme Court. We will continue to vigorously defend our position through the litigation process. Given the uncertainty of the outcome of any appeal, it remains possible that our recovery of the refund will be less than the total amount in dispute.

FINANCIAL STATEMENTS
Valuation Allowance
We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. A reconciliation of the beginning and ending amount of the valuation allowance is presented in the table below:

	Year Ended December 31,
(in millions)	2020	2019	2018
Valuation allowance at January 1	$5	$7	$7
Credited/ charged to net income	—	(2)	—
Valuation allowance at December 31	5	5	7
Uncertain Tax Positions
As of December 31, 2020 and 2019, the total unrecognized tax benefits related to uncertain income tax positions, which would affect the effective tax rate if recognized, were $8 million and $7 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is presented in the table below:

	Year Ended December 31,
(in millions)	2020	2019	2018
Unrecognized tax benefits at January 1	$7	$6	$6
Additions for tax positions of prior periods	1	1	1
Additions for tax positions of current period	1	1	—
Reductions for tax positions of prior period:
Settlements with taxing authorities	(1)	—	—
Lapse of applicable statute of limitations	—	(1)	(1)
Unrecognized tax benefits at December 31	$8	$7	$6
As of December 31, 2020 and 2019, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties, is included in other non-current liabilities on the consolidated balance sheets.
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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net income	$272	$212	$192
Weighted average shares of common stock outstanding	67	70	70
Basic EPS	$4.03	$3.04	$2.72

Net income	$272	$212	$192
Weighted average shares of common stock outstanding	67	70	70
Dilutive effect of stock options and restricted stock units	1	1	2
Weighted average shares of common stock outstanding	68	71	72
Diluted EPS	$3.99	$2.99	$2.65

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	1
NOTE 15. 401(k) PLAN
The Company maintains a defined contribution 401(k) plan for the benefit of corporate employees. Under our 401(k) plan, eligible employees may elect to contribute based on their eligible compensation. The Company matches a portion of employee contributions, which amounted to $12 million, $14 million, and $11 million for the years ended December 31, 2020, 2019, and 2018, respectively.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.
NOTE 16. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically equity investment firm clients on which a board member serves in an executive role, an equity investment by those firms in a client/vendor company, or other clients/vendors on which our executive officer or board member serves as a member of the client/vendor company's board of directors. We have received $22 million, $25 million, and $20 million in total revenues from such related parties during the years ended December 31, 2020, 2019 and 2018, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $1 million, $10 million, and $5 million during the years ended December 31, 2020, 2019 and 2018, for services we received, respectively.

FINANCIAL STATEMENTS
NOTE 17. ACQUISITION
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
The following table summarizes the major classes of assets acquired:

(in millions)	December 31, 2020
Accounts receivable	$2
Customer contact list	8
Goodwill	5
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

DISCLOSURE CONTROLS AND PROCEDURES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 in ensuring that
i.information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and
ii.such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

MANAGEMENT AND CERTAIN SECURITY HOLDERS

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

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
Item 16. Form 10-K Summary.
None.

EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017

3.3	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36373	4.2	2/13/2020

10.1*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	5/8/2015

10.3*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.4*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.6	3/4/2014

10.5*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	4/30/2018

10.6*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/30/2018

10.7*	Form of Restricted Stock Award Agreement and Restricted Stock Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.3	4/30/2018

10.8*	Form of Performance-Based Restricted Stock Award Agreement and Performance-Based Restricted Stock Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.	10-Q	001-36373	10.4	4/30/2018

10.9*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/29/2019

EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.10*	Form of Performance-Based Restricted Stock Unit Award Agreement and Performance-Based Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.3	4/29/2019

10.11*	TriNet Group, Inc. 2019 Equity Incentive Plan.	10-Q	001-36373	10.1	7/25/2019

10.12*	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of January 15, 2020.	10-Q	001-36373	10.4	4/28/2020

10.13*	Form of Restricted Stock Unit Grant Notice under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of February 24, 2020.	10-Q	001-36373	10.2	4/28/2020

10.14*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of February 24, 2020.	10-Q	001-36373	10.3	4/28/2020

10.15*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.16*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.17*	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-36373	10.1	11/19/2020

10.18*	TriNet Group, Inc. Severance Benefit Plan.	10-K	001-36373	10.10	4/1/2016

10.19*	TriNet Group, Inc. Amended and Restated Executive Severance Benefit Plan	8-K	001-36373	10.1	5/23/2017

10.20*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.21	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.22*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.23*	Employment Agreement, dated March 31, 2017, between Richard Beckert and TriNet Group, Inc.	10-Q	001-36373	10.1	8/1/2017

10.24	Transition Agreement dated February 11, 2020, between TriNet Group, Inc. and Richard Beckert.	10-Q	001-36373	10.1	4/28/2020

10.25*	Second Amended and Restated Employment Agreement, dated December 31, 2016, between Edward Griese and TriNet Group, Inc.	10-Q	001-36373	10.2	8/1/2017

10.26*	Employment Agreement, dated October 16, 2017, between Barrett Boston and TriNet Group, Inc., as amended on February 26, 2018.	10-K	001-36373	10.15	2/27/2018

EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

10.27*	Employment Agreement, dated November 19, 2018, between Samantha Wellington and TriNet Group, Inc.	10-K	001-36373	10.22	2/14/2019

10.28*	First Amended and Restated Employment Agreement dated April 28, 2020, between TriNet Group, Inc. and Michael Peter Harris Murphy.	10-Q	001-36373	10.1	7/27/2020

10.29*	Second Amended and Restated Employment Agreement, dated July 25, 2020, between TriNet Group, Inc. and Olivier Kohler.	8-K	001-36373	10.2	11/19/2020

10.30*	Employment Agreement dated August 13, 2020, between TriNet Group, Inc. and Kelly Lee Tuminelli.	10-Q	001-36373	10.1	10/26/2020

10.31*	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.SCHCAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.					X

101.CALDEF	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document.					X

101.DEFLAB	Inline XBRL Taxonomy Extension Definition Label Linkbase Document.					X

101.LABPRE	Inline XBRL Taxonomy Extension Label Presentation Linkbase Document.					X

101.PRE104	XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (embedded with the Inline XBRL document).					X

EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

*	Constitutes a management contract or compensatory plan or arrangement.
**	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of 16th February, 2021.

TRINET GROUP, INC.

Date: February 16, 2021	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: February 16, 2021	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Burton M. Goldfield, Kelly Tuminelli and Samantha Wellington, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Goldfield	Chief Executive Officer (principal executive officer)	February 16, 2021
Burton M. Goldfield

/s/ Kelly Tuminelli	Chief Financial Officer (principal financial officer and principal accounting officer)	February 16, 2021
Kelly Tuminelli

/s/ Michael J. Angelakis	Director	February 16, 2021
Michael J. Angelakis

/s/ Katherine August-deWilde	Director	February 16, 2021
Katherine August-deWilde

/s/ Martin Babinec	Director	February 16, 2021
Martin Babinec

/s/ H. Raymond Bingham	Director	February 16, 2021
H. Raymond Bingham

/s/ Paul Chamberlain	Director	February 16, 2021
Paul Chamberlain

/s/ Shawn Guertin	Director	February 16, 2021
Shawn Guertin

/s/ David C. Hodgson	Director	February 16, 2021
David C. Hodgson

/s/ Dr. Jacqueline Kosecoff	Director	February 16, 2021
Dr. Jacqueline Kosecoff

/s/ Wayne B. Lowell	Director	February 16, 2021
Wayne B. Lowell

/s/ Maria Contreras-Sweet	Director	February 16, 2021
Maria Contreras-Sweet