Form 10-Q
period 2021-03-31
TRINET GROUP, INC.
filed 2021-04-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 19, 2021 was 65,881,650.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2021

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Program	A program that, subject to certain predefined conditions, is designed to take certain pandemic related excess health care cost savings and provide credits to certain 2021 customers.
2018 Term Loan	Our $425 million term loan A that we entered into in June 2018
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HR	Human Resources
IRS	Internal Revenue Service
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NIM	Net Insurance Margin
NISR	Net Insurance Service Revenues
NSR	Net service revenues
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
Recovery Credit	Program to provide clients with one-time reductions against fees for future services
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	Worksite employee
YTD	Year to date

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our ability to support the economic recovery of our clients and SMBs; our ability to respond appropriately to the impact of COVID-19 on our business and our clients' businesses; the impact of our Connect 360 service model; the effect that our offering of $500 million of our 3.50% senior notes and of our replacement of our existing revolving facility with our new $500 million revolving facility will have on our business; the timing and strategies we employ with respect to corporate investments and capital expenditures; expectations regarding medical utilization rates by our WSEs; the impact of the COVID-19 pandemic on regulations and government programs; the impact of our Recovery Credit program and our 2021 Credit Program and their suitability for generating client loyalty and retention; our ability to modify or develop service offerings to assist clients affected by COVID-19; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical service offerings; the growth of our client base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the client experience; the impact of our client service initiatives; the volume and severity of insurance claims and the impact of COVID-19 on those claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business, including due to COVID-19; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 (our 2020 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2020 Form 10-K, as well as in our other periodic filings with the SEC, and including risk factors associated with: the economic, health and business disruption caused by the COVID-19 pandemic; the impact of the COVID-19 pandemic on our clients and prospects, insurance costs and operations; the impact of the COVID-19 pandemic on the laws and regulations that impact our industry and clients; our ability to mitigate the business risks we face as a co-employer; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; the effects of volatility in the financial and economic environment on the businesses that make up our client base and the concentration of our clients in certain geographies and industries; the impact of failures or limitations in the business systems we rely upon; the impact of our Recovery Credit program; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our technology to satisfy regulatory requirements and meet the expectations of our clients and manage client attrition; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply with the laws and regulations that govern PEOs and other similar industries; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operation and stock price due to factors outside of our control, such as the volume and severity of our workers’ compensation and health insurance claims and the amount and timing of our insurance costs, operating expenses and capital expenditure requirements; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock. Any of these factors could cause our actual results to differ materially from our anticipated results.

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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
The MD&A of this Form 10-Q includes references to our performance measures presented in conformity with GAAP and other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plans. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We leverage our scale and industry HR experience to deliver our service offerings for SMBs in specific industry verticals. We believe our vertical approach is a key differentiator for us and creates additional value for our clients driven by service offerings that are tailored to address industry-specific HR needs. We offer six industry-tailored vertical services: TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology.
Operational Highlights
Our consolidated results for the first quarter of 2021 reflect our continuing efforts to serve our existing clients throughout the COVID-19 pandemic and to support the economic recovery of SMBs. We will continue to monitor and evaluate developments relating to the COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business and our clients' businesses.
During the first quarter of 2021 we:
•delivered profitable growth as a result of revenue growth and lower insurance costs,
•launched 'Connect 360', an innovative service model intended to better meet client needs,
•continued to grow our revenues, while recognizing a $12 million revenue reduction for our Recovery Credit program to support our eligible, renewing clients,
•established our 2021 Credit Program to benefit our eligible clients, resulting in a $25 million reduction in insurance service revenues recognized,
•completed a $500 million senior notes offering and repaid and terminated our outstanding term loan, and
•replaced our existing revolving credit facility with a new $500 million revolving credit facility to provide additional financial flexibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the first quarter of 2021 when compared to the same period of 2020 are noted below:
Q1 2021

	$1.1B		$138M		$309M
	Total revenues		Operating income		Net Service Revenues *
	1%	increase	15%	increase	9%	increase

	$101M		$1.51		$111M
	Net income		Diluted EPS		Adjusted Net income *
	11%	increase	15%	increase	14%	increase

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
Our results for WSEs in the first quarter of 2021 when compared to the same period of 2020 were:

321,295		326,216
Average WSEs		Total WSEs
(4)%	decrease	(3)%	decrease

During the first quarter of 2021, we continued to achieve year-over-year revenue growth, reflecting our rate increases and higher health plan enrollment. This was partially offset by lower Average WSEs and a $12 million reduction recognized under our Recovery Credit program.
We also recognized a $25 million reduction to revenue under our 2021 Credit Program initiated in the first quarter of 2021. This amount reflects estimated credits that will be paid to eligible clients under this program, based on the expected performance of our health insurance costs in 2021, and is currently limited to $25 million. To the extent we experience higher than expected health insurance costs during the remainder of 2021, this estimate may be reduced.
During the first quarter of 2021, our Average WSEs declined 4% and total WSEs declined 3%, primarily as a result of the impact of COVID-19 on our clients in 2020 and seasonal attrition.
Decreases in medical services utilization, as a result of WSEs continuing to delay or avoid medical services during the COVID-19 pandemic, drove lower insurance costs, resulting in year-over-year increases in our net income, Net Service Revenue, and adjusted net income of 11%, 9% and 14%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the first quarter of 2021 when compared to the same period of 2020. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2020 Form 10-K.

	Three Months Ended March 31,
(in millions, except operating metrics data)	2021	2020	% Change
Income Statement Data:
Professional service revenues	$153	$156	(2)%
Insurance service revenues	907	892	2
Total revenues	1,060	1,048	1
Insurance costs	751	765	(2)
Operating expenses	171	163	5
Total costs and operating expenses	922	928	(1)
Operating income	138	120	15
Other income (expense):
Interest expense, bank fees and other	(5)	(4)	25
Interest income	2	5	(60)
Income before provision for income taxes	135	121	12
Income taxes	34	30	13
Net income	$101	$91	11%

Cash Flow Data:
Net cash used in operating activities	(175)	$(282)	(38)
Net cash used in investing activities	(3)	(94)	(97)
Net cash provided by financing activities	56	185	(70)

Non-GAAP measures (1):
Net Service Revenues	$309	$283	9%
Net Insurance Service Revenues	$156	$127	23
Net Insurance Margin	17%	14%	2
Adjusted EBITDA	163	145	12
Adjusted Net income	111	97	14
Corporate Operating Cash Flows	131	119	10

Operating Metrics:
Average WSEs	321,295	336,348	(4)%
Total WSEs	326,216	336,846	(3)
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of March 31, 2021 compared to December 31, 2020.

(in millions)	March 31, 2021	December 31, 2020	% Change
Balance Sheet Data:
Working capital	$520	$290	79%
Total assets	3,005	3,043	(1)
Debt	494	370	34
Total stockholders’ equity	653	607	8

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

Net Insurance Margin	• Net Insurance Margin (NIM) is the ratio of Net Insurance Services Revenues to insurance service revenues.	• Provides a comparable basis of Net Insurance Service Revenues relative to insurance service revenues. Promotes an understanding of our pricing to risk performance.
Adjusted EBITDA	• Net income, excluding the effects of: - income tax provision, - interest expense, bank fees and other, - depreciation, - amortization of intangible assets, and - stock based compensation expense.	• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-cash charges such as depreciation and amortization, and stock-based compensation recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
• Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects.
• Provides a measure, among others, used in the determination of incentive compensation for management.
• We also sometimes refer to Adjusted EBITDA margin, which is the ratio of Adjusted EBITDA to Net Service Revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock based compensation,
- amortization of intangible assets,
- non-cash interest expense (2), and
- the income tax effect (at our effective tax rate (1) of these pre-tax adjustments.
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

(1)    Non-GAAP effective tax rate is 25.5% for 2021 and 2020, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on derivative.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended March 31,
(in millions)	2021	2020
Total revenues	$1,060	$1,048
Less: Insurance costs	751	765
Net Service Revenues	$309	$283
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended March 31,
(in millions)	2021	2020
Insurance service revenues	$907	$892
Less: Insurance costs	751	765
Net Insurance Service Revenues	$156	$127
Net Insurance Margin	17%	14%

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$101	$91
Provision for income taxes	34	30
Stock based compensation	11	9
Interest expense, bank fees and other	5	4
Depreciation and amortization of intangible assets	12	11
Adjusted EBITDA	$163	$145
Adjusted EBITDA Margin	53%	51%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$101	$91
Effective income tax rate adjustment	—	(1)
Stock based compensation	11	9
Amortization of intangible assets	1	1
Non-cash interest expense	2	—
Income tax impact of pre-tax adjustments	(4)	(3)
Adjusted Net Income	$111	$97

The table below presents a reconciliation of net cash (used in) provided by operating activities to Corporate Operating Cash Flows:

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash used in operating activities	$(175)	$(282)
Less: Change in WSE related other current assets	(85)	(110)
Less: Change in WSE related liabilities	(221)	(291)
Net cash used in operating activities - WSE	$(306)	$(401)
Net cash provided by operating activities - Corporate	$131	$119

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. We have historically experienced our highest volumes of changes in new and exiting clients during the first quarter of the year, as clients generally change their payroll service providers at the beginning of the payroll tax year. Average WSEs decreased 4% when comparing the first quarter of 2021 to the same period in 2020 due to lower Total WSEs at the beginning of 2021 compared to 2020 due to COVID-19 impact, combined with seasonal attrition and lower new sales. This was partially offset by increased hiring in all verticals of our installed base, especially in our technology, life sciences and financial services verticals.
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
In addition to focusing on retaining and growing our WSE base, we continue to review acquisition opportunities that would add appropriately to our scale. We continue to invest in efforts intended to enhance client experiences and manage attrition, through operational and process improvements.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients will receive one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months. We recognized a reduction in total revenues of $12 million in the first quarter of 2021 for the Recovery Credit, allocated proportionally to PSR ($5 million) and ISR ($7 million).
The reduction in revenue is estimated each period based on the timing of when eligible clients will receive the Recovery Credit and the ultimate amount of the total Recovery Credit. We will recognize a further $5 million reduction to revenues in 2021 for the remaining Recovery Credit over the period that our clients will earn the right to receive credits.
We also recognized a $25 million reduction to revenue under our 2021 Credit Program. This amount reflects estimated credits that will be paid to eligible clients under this program, based on the expected performance of our health insurance costs in 2021, and is currently limited to $25 million. These credits are recorded as a reduction to ISR and are payable within 12 months to eligible clients as of March 31, 2021. To the extent we experience higher than expected health insurance costs during the remainder of 2021, this estimate may be reduced.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our pricing strategies. This measure increased 6% during the first quarter of 2021 compared to the same period in 2020.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings, and
•Credit - the weighted average amounts recognized for the Recovery Credit and 2021 Credit programs.

PSR

ISR - % represents proportion of ISR to total revenues

The growth in total revenues, was primarily driven by rate increases and higher health plan enrollment in our insurance service offerings. This was partially offset by lower Average WSEs, the $12 million reduction recognized for our Recovery Credit and the $25 million reduction under our 2021 Credit Program.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The table below provides a view of the changes in components of operating income for the first quarter of 2021, as compared to the same period in 2020.

(in millions)
$120	First Quarter 2020 Operating Income
+12
Higher total revenues, primarily as a result of increased health plan enrollment in our insurance service offerings, together with rate increases, partially offset by lower Average WSEs, the $12 million reduction recognized under our Recovery Credit and the $25 million reduction recognized under our 2021 Credit Program.

+14	Lower insurance costs primarily as a result of lower utilization of medical services and lower Average WSEs, partially offset by higher health plan enrollments.
-8	Higher OE primarily as a result of increased compensation to support initiatives to improve client experience, enhance service offerings, and improve processes.
$138	First Quarter 2021 Operating Income

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals, and
•Recovery Credit - the weighted average amounts recognized for the Recovery Credit program.
The decrease in PSR reflects the decrease in Average WSEs and the $5 million Recovery Credit recognized in 2021, partially offset by rate increases.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and
•Credit - the weighted average amounts recognized for the Recovery Credit and 2021 Credit programs.

The growth in ISR reflects rate increases and higher health plan enrollment by clients. This was partially offset by lower Average WSEs and the $7 million Recovery Credit and $25 million recognized under our 2021 Credit Program in 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
During the first quarter of 2021, we continued to experience higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies. Stay-at-home orders and social distancing practices impacted WSEs utilization of outpatient medical services from mid-December 2020 through January 2021, causing the decrease in rate for the first quarter of 2021. The decrease in utilization in December 2020 resulted in larger positive claims development as our accrued health costs were paid during the first quarter of 2021. This was partially offset by a return to more normal utilization by end of March 2021, combined with COVID-19 testing, treatment and vaccination costs in 2021.
The decrease in volume in the first quarter of 2021, due to lower Average WSEs for the quarter, was offset by an increase in mix from higher health plan enrollments.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Net Service Revenues
NSR provides us with a comparable basis of revenues on a net basis, acts as the basis to allocate resources to different functions and helps us evaluate the effectiveness of our business strategies by each business function.

PSR

Net insurance service revenues - % represents proportion of Net Insurance Service Revenues to total Net Service Revenues

The primary drivers to the changes in our NSR are presented below:
(1)    Change in NISR is comprised of an increase in ISR of $15 million, offset by an increase in insurance costs of $14 million.
NIM was 17% for the first quarter of 2021, representing an increase of 3% when compared to the same period in 2020, due to higher ISR and lower utilization of medical services, as discussed previously.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We manage our OE and allocate resources across different business functions based on a percentage of NSR, which has decreased to 55% in the first quarter of 2021 from 58% when compared to the same period in 2020. The lower percentage of OE to NSR in 2021 when compared to 2020 was primarily driven by the increase in NSR.
We had approximately 2,600 corporate employees as of March 31, 2021 in 15 offices across the U.S. In the first quarter of 2021, we continued to exit expiring leases due to our evolving remote work practices and policies. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 65% and 64% of our OE in the first quarters of 2021 and 2020, respectively.
During the first quarter of 2021, we experienced OE growth of 5% when compared to the same period in 2020. The ratio of OE to total revenues was 16% in the first quarter of 2021 and 2020.

% represents portion of compensation related expense included in operating expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$163	Q1 2020 Operating Expenses
+3	G&A increased, driven primarily by increases in compensation related expenses.
+4	SD&P increased, driven primarily by higher consulting expenses as we continue to work to improve our client experience and our systems and processes.
+1	D&A remained consistent to the first quarter of 2020.
$171	Q1 2021 Operating Expenses
The primary drivers to the changes in our OE are presented below:

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments, interest expense under our previous credit facility and interest on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021.
Interest income decreased in the first quarter of 2021 primarily due to lower average market interest rates. Interest expense, bank fees and other increased in the first quarter of 2021, as lower interest rates on our 2018 Term Loan for the two months outstanding was offset by higher interest on our 2029 Notes and costs incurred due to the early repayment and termination of our floating rate debt.
Income Taxes
Our effective tax rate (ETR) was 25% for the first quarter of 2021 and 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	March 31, 2021			December 31, 2020
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$500	$—	$500	$301	$—	$301
Investments	71	—	71	57	—	57
Restricted cash, cash equivalents and investments	15	1,066	1,081	15	1,373	1,388
Other current assets	68	440	508	59	355	414
Total current assets	$654	$1,506	$2,160	$432	$1,728	$2,160

Total current liabilities	$134	$1,506	$1,640	$142	$1,728	$1,870

Working capital	$520	$—	$520	$290	$—	$290
Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs, the Recovery Credit liability and 2021 Credit Program liability. We expect the Recovery Credit and 2021 Credit Program liability of $102 million as of March 31, 2021 to be settled over the following 12 months. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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
Working capital for corporate purposes

Corporate working capital as of March 31, 2021 increased $230 million from December 31, 2020, primarily driven by a $199 million increase in corporate unrestricted cash and cash equivalents.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2021			2020
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$131	$(306)	$(175)	$119	$(401)	$(282)
Investing activities	6	(9)	(3)	(19)	(75)	(94)
Financing activities	56	—	56	185	—	185
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$193	$(315)	$(122)	$285	$(476)	$(191)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	352	1,291	1,643	291	1,165	1,456
End of period	$545	$976	$1,521	$576	$689	$1,265

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$199	$—	$199	$308	$—	$308
Restricted	(6)	(315)	(321)	(23)	(476)	(499)
Operating Activities
Components of net cash provided by operating activities are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash used in operating activities	$(175)	$(282)
Net cash used in operating activities - WSE	(306)	$(401)
Net cash provided by operating activities - Corporate	131	119

The year-over-year change in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, settlement of the Recovery Credit, and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.

Our corporate operating cash flows in the three months ended March 31, 2021 increased, when compared to the same period in 2020, due to the increase in our net income and the timing of our payments of corporate obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Three Months Ended March 31,
(in millions)	2021	2020
Investments:
Purchases of investments	(82)	(155)
Proceeds from sale and maturity of investments	84	67
Cash provided by (used in) investments	$2	$(88)

Capital expenditures:
Software and hardware	$(4)	$(6)
Office furniture, equipment and leasehold improvements	(1)	—
Cash used in capital expenditures	$(5)	$(6)
Cash used in investing activities	$(3)	$(94)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At March 31, 2021, our investments had a weighted average duration of less than 2 years and an average S&P credit rating of AA.
As of March 31, 2021, we held approximately $2.0 billion in restricted and unrestricted cash, cash equivalents and investments, of which $500 million was unrestricted cash and cash equivalents and $201 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the three months ended March 31, 2021 and 2020, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash provided by (used in) financing activities in the three months ended March 31, 2021 and 2020 consisted of our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2021	2020
Financing activities
Repurchase of common stock, net of issuance	$(65)	$(43)
Draw down from revolving credit facility	—	234
Payment of long-term financing fees	(2)	—
Payment of debt issuance costs	(7)	—
Proceeds from issuance of 2029 Notes	500	—
Repayment of borrowings	(370)	(6)
Cash provided by financing activities	$56	$185

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
During the three months ended March 31, 2021, we repurchased 744,001 shares of our common stock for approximately $60 million through our stock repurchase program. As of March 31, 2021, approximately $298 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In February 2021, we issued $500 million aggregate principal amount of our 2029 Notes. $370 million of the proceeds was used to repay and terminate the 2018 Term Loan A. The remaining funds will be used for general corporate purposes. Refer to Note 6 in the condensed consolidated financial statements and related notes included in this Form 10-Q for further information.
In February 2021, concurrently with the closing of the 2029 Notes offering, we entered into a new $500 million revolving credit facility under a new credit agreement (our 2021 Credit Agreement). The 2021 Credit Agreement includes a $100 million letter of credit sub-facility and a $40 million swingline sub-facility. We also have the option to incur incremental credit facilities of up to the greater of $450 million and 100% of EBITDA for the most recent period of four fiscal quarters for which financial statements have been delivered. Such incremental facilities are subject to obtaining additional commitments from lenders.
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
Covenants
The Indenture governing the 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement at March 31, 2021.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies as discussed in our 2020 Form 10-K.
Recent Accounting Pronouncements
There have been no material changes to our recent accounting pronouncements as discussed in our 2020 Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at March 31, 2021 and December 31, 2020.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions except per share data)	2021	2020
Professional service revenues	$153	$156
Insurance service revenues	907	892
Total revenues	1,060	1,048
Insurance costs	751	765
Cost of providing services	64	64
Sales and marketing	46	46
General and administrative	36	33
Systems development and programming	13	9
Depreciation and amortization of intangible assets	12	11
Total costs and operating expenses	922	928
Operating income	138	120
Other income (expense):
Interest expense, bank fees and other	(5)	(4)
Interest income	2	5
Income before provision for income taxes	135	121
Income taxes	34	30
Net income	$101	$91
Other comprehensive (loss) income, net of income taxes	(1)	2
Comprehensive income	$100	$93

Net income per share:
Basic	$1.53	$1.32
Diluted	$1.51	$1.31
Weighted average shares:
Basic	66	68
Diluted	67	69
 See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$500	$301
Investments	71	57
Restricted cash, cash equivalents and investments	1,081	1,388
Accounts receivable, net	5	18
Unbilled revenue, net	340	246
Prepaid expenses, net	58	63
Other current assets	105	87
Total current assets	2,160	2,160
Restricted cash, cash equivalents and investments, noncurrent	184	210
Investments, noncurrent	130	138
Property, equipment and software, net	75	79
Operating lease right-of-use asset	51	51
Goodwill	294	294
Other intangible assets, net	17	18
Other assets	94	93
Total assets	$3,005	$3,043
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$84	$50
Long-term debt	—	22
Client deposits and other client liabilities	151	134
Accrued wages	488	309
Accrued health insurance costs, net	165	172
Accrued workers' compensation costs, net	59	59
Payroll tax liabilities and other payroll withholdings	668	1,095
Operating lease liabilities	12	11
Insurance premiums and other payables	13	18
Total current liabilities	1,640	1,870
Long-term debt, noncurrent	494	348
Accrued workers' compensation costs, noncurrent, net	138	138
Deferred taxes	21	22
Operating lease liabilities, noncurrent	49	49
Other non-current liabilities	10	9
Total liabilities	2,352	2,436
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020)
Common stock and additional paid-in capital	758	747
($0.000025 par value per share; 750,000,000 shares authorized; 65,881,233 and 66,456,663 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)
Accumulated deficit	(108)	(144)
Accumulated other comprehensive income	3	4
Total stockholders' equity	653	607
Total liabilities & stockholders' equity	$3,005	$3,043
See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Total Stockholders' Equity, beginning balance	$607	$475
Common Stock and Additional Paid-In Capital
Beginning balance	747	694
Stock based compensation expense	11	9
Ending balance	758	703

Accumulated Deficit
Beginning balance	(144)	(219)
Net income	101	91
Repurchase of common stock	(60)	(40)
Awards effectively repurchased for required employee withholding taxes	(5)	(4)
Ending balance	(108)	(172)

Accumulated Other Comprehensive Income
Beginning balance	4	—
Other comprehensive (loss) income	(1)	2
Ending balance	3	2
Total Stockholders' Equity, ending balance	$653	$533
See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating activities
Net income	$101	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19	15
Amortization of ROU	3	4
Accretion of discount rate on lease liabilities	1	—
Amortization of premium of investments	1	—
Stock based compensation	11	9
Changes in operating assets and liabilities:
Accounts receivable, net	13	—
Unbilled revenue, net	(94)	(95)
Prepaid expenses, net	5	(3)
Accounts payable and other current liabilities	33	29
Client deposits and other client liabilities	17	(6)
Accrued wages	179	38
Accrued health insurance costs, net	(7)	(2)
Accrued workers' compensation costs, net	—	3
Payroll taxes payable and other payroll withholdings	(426)	(334)
Operating lease liabilities	(3)	(5)
Other assets	(24)	(28)
Other liabilities	(4)	2
Net cash used in operating activities	(175)	(282)
Investing activities
Purchases of marketable securities	(82)	(155)
Proceeds from sale and maturity of marketable securities	84	67
Acquisitions of property and equipment	(5)	(6)
Net cash used in investing activities	(3)	(94)
Financing activities
Repurchase of common stock	(60)	(40)
Awards effectively repurchased for required employee withholding taxes	(5)	(3)
Proceeds from revolving credit agreement borrowings	—	234
Payment of long-term financing fees	(2)	—
Payment of debt issuance costs	(7)	—
Proceeds from issuance of 2029 Notes	500	—
Repayment of debt	(370)	(6)
Net cash provided by financing activities	56	185
Net decrease in cash and cash equivalents, unrestricted and restricted	(122)	(191)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,643	1,456
End of period	$1,521	$1,265

Supplemental disclosures of cash flow information
Interest paid	$2	$3
Income taxes paid, net	2	1
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$3	$1
See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

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

FINANCIAL STATEMENTS	Table of Contents
Revenue Recognition
Performance Obligations
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Under this one-time program eligible clients will receive reductions against fees for future services, accounted for as a discount, over the following 12 months. This option to renew future services at a discount represents a material right and is accounted for as a performance obligation (Recovery Credit). This performance obligation will be satisfied when the clients have successfully renewed the services contracts and the future services are transferred.
The consideration we receive that is allocated to this performance obligation is deferred as an unsatisfied performance obligation and is included in client deposits and other client liabilities on the balance sheet. The amount of consideration we defer each period is dependent on the timing of when eligible clients will receive the Recovery Credit, which is subject to a limit on the total amount of $145 million.
The change in the balance of the Recovery Credit unsatisfied performance obligation was as follows:

Three Months Ended March 31,
(in millions)	2021
Balance at beginning of period	$92
(+) Accruals	12
(-) Distributions to clients	(27)
Balance at end of period	$77
Variable Consideration and Pricing Allocation
Our contracts with clients generally do not include any variable consideration. However, from time to time, we may offer credits to our clients considered to be variable consideration. Incentive credits related to contract renewals are recorded as a reduction to revenue as part of the transaction price at contract inception and are allocated among the performance obligations based on their relative standalone selling prices. Credits based on the performance of our insurance costs are recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. In the three months ended March 31, 2021, we accrued $25 million under our 2021 Credit Program, payable within 12 months to eligible clients as of March 31, 2021, related to the expected performance of our health insurance costs for the year.
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the three months ended March 31, 2021, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of March 31, 2021 and December 31, 2020, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $52 million and $49 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of March 31, 2021 and December 31, 2020, accrued health insurance costs offsetting prepaid expenses were $70 million and $58 million, respectively.

FINANCIAL STATEMENTS	Table of Contents
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
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2021			December 31, 2020
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$500	$—	$500	$301	$—	$301
Investments	—	71	71	—	57	57
Restricted cash, cash equivalents and investments:
Payroll funds collected	906	—	906	1,228	—	1,228
Collateral for health benefits claims	22	90	112	16	82	98
Collateral for workers' compensation claims	61	—	61	60	—	60
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	991	90	1,081	1,306	82	1,388
Investments, noncurrent	—	130	130	—	138	138
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	30	154	184	36	174	210
Total	$1,521	$445	$1,966	$1,643	$451	$2,094
NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our AFS investments as of March 31, 2021 and December 31, 2020 are presented below:

	March 31, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$25	$—	$—	$25	$24	$—	$—	$24
Corporate bonds	121	2	—	123	126	2	—	128
U.S. government agencies and government- sponsored agencies	23	—	—	23	27	1	—	28
U.S. treasuries	256	3	—	259	261	4	—	265
Certificate of deposit	9	—	—	9	—	—	—	—
Other debt securities	6	—	—	6	6	—	—	6
Total	$440	$5	$—	$445	$444	$7	$—	$451
Gross unrealized losses were immaterial at March 31, 2021 and December 31, 2020.

FINANCIAL STATEMENTS	Table of Contents
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
The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2021
One year or less	$135
Over one year through five years	281
Over five years through ten years	5
Over ten years	24
Total fair value	$445
The gross proceeds from sales and maturities of AFS securities for the three months ended March 31, 2021 and March 31, 2020 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in millions)	2021	2020
Gross proceeds from sales	$41	$40
Gross proceeds from maturities	43	27
Total	$84	$67
NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
We use an independent pricing source to determine the fair value of our securities. The independent pricing source utilizes various pricing models for each asset class, including the market approach. The inputs and assumptions for the pricing models are market observable inputs including trades of comparable securities, dealer quotes, credit spreads, yield curves and other market-related data.
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
We did not have any Level 3 financial instruments recognized in our balance sheet as of March 31, 2021 and December 31, 2020. There were no transfers between levels as of March 31, 2021 and December 31, 2020.
Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2021 and December 31, 2020.

FINANCIAL STATEMENTS	Table of Contents

(in millions)	Level 1	Level 2	Total
March 31, 2021
Cash equivalents:
Money market mutual funds	$127	$—	127
Total cash equivalents	127	—	127
Investments:
Asset-backed securities	—	25	25
Corporate bonds	—	89	89
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	77	77
Other debt securities	—	6	6
Total investments	—	202	202
Restricted cash equivalents:
Money market mutual funds	95	—	95
Certificate of deposit	—	1	1
Commercial paper	—	—	—
Total restricted cash equivalents	95	1	96
Restricted investments:
Corporate bonds	—	34	34
U.S. government agencies and government-sponsored agencies	—	18	18
U.S. treasuries	—	182	182
Certificate of deposit	—	9	9
Total restricted investments	—	243	243
Total cash equivalents and investments and restricted cash equivalents and investments	$222	$446	$668

(in millions)	Level 1	Level 2	Total
December 31, 2020
Cash equivalents
Money market mutual funds	$2	$—	$2
U.S. treasuries	—	11	11
Total cash equivalents	2	11	13
Investments
Asset-backed securities	—	24	24
Corporate bonds	—	93	93
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	67	67
Other debt securities	—	6	6
Total investments	—	195	195
Restricted cash equivalents:
Money market mutual funds	99	—	99
Total restricted cash equivalents	99	—	99
Restricted investments:
Corporate bonds	—	35	35
U.S. government agencies and government-sponsored agencies	—	23	23
U.S. treasuries	—	198	198
Total restricted investments	—	256	256
Total investments and restricted cash equivalents and investments	$101	$462	$563

FINANCIAL STATEMENTS	Table of Contents
Fair Value of Financial Instruments Disclosure
Long-Term Debt
As of December 31, 2020, our long-term debt was floating rate debt and the fair value approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt was estimated based on a discounted cash flow, which incorporated credit spreads and market interest rates to estimate the fair value and was considered Level 3 in the hierarchy for fair value measurement.
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of March 31, 2021, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $491 million.
Derivative Instruments
As of December 31, 2020, the fair value of the interest rate collar derivative, included in accounts payable and other current liabilities, was $1 million and was classified as Level 2 in the fair value hierarchy. In conjunction with the repayment and termination of our 2018 Term Loan, the interest rate collar derivative was terminated and settled and a realized loss of $1 million was recognized in net income for the three months ended March 31, 2021.
NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021	2020
Total accrued costs, beginning of period	$205	$214
Incurred
Current year	16	20
Prior years	(4)	(3)
Total incurred	12	17
Paid
Current year	(1)	(1)
Prior years	(11)	(13)
Total paid	(12)	(14)
Total accrued costs, end of period	$205	$217
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2021	December 31, 2020
Total accrued costs, end of period	$205	$205
Collateral paid to carriers and offset against accrued costs	(8)	(8)
Total accrued costs, net of carrier collateral offset	$197	$197
Payable in less than 1 year (net of collateral paid to carriers of $2 and $3 at March 31, 2021 and December 31, 2020, respectively)	$59	$59
Payable in more than 1 year (net of collateral paid to carriers of $6 and $5 at March 31, 2021 and December 31, 2020, respectively)	138	138
Total accrued costs, net of carrier collateral offset	$197	$197
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims.
As of March 31, 2021 and December 31, 2020, we had $44 million and $45 million, respectively, of collateral held by insurance carriers of which $8 million for both periods was offset against accrued workers' compensation costs as

FINANCIAL STATEMENTS	Table of Contents
the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 6. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
As of March 31, 2021 and December 31, 2020, our long-term debt consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
2018 Term Loan A	$—	$370
2029 Notes	500	—
Principal amount	500	370
Deferred issuance costs	(6)	—
Less: current portion	—	(22)
Long-term debt, noncurrent	$494	$348

Annual contractual interest rate	3.50%	1.77%
Effective interest rate	3.67%	1.87%
In June 2018 we entered into a $425 million term loan A (our 2018 Term Loan) under our 2018 credit agreement (our 2018 Credit Agreement). The 2018 Credit Agreement included a $250 million revolving credit facility (our 2018 Revolver). The 2018 Credit Agreement was terminated in February 2021.
In February 2021, we issued $500 million aggregate principal of 3.50% senior unsecured notes maturing in March 2029 (our 2029 Notes). The 2029 Notes are a senior unsecured obligation of TriNet Group, Inc. and rank equally with all of its existing and future senior unsecured indebtedness. Interest payments on the 2029 Notes are due semi-annually in arrears on March 1 and September 1, beginning on September 1, 2021. The net proceeds were used to repay and terminate our 2018 Term Loan and for general corporate purposes.
We may voluntarily redeem the 2029 Notes, in whole or in part, 1) at any time prior to March 1, 2024 at (a) 100% of their principal amount, plus a “make whole” premium or (b) with the net cash proceeds received from an equity offering at a redemption price equal to 103.50% of the principal amount, provided the aggregate principal amount of all such redemptions does not exceed 40% of the original aggregate principal amount of the 2029 Notes; 2) at any time on or after March 1, 2024 at a prepayment price equal to 101.75% of the principal amount; 3) at any time on or after March 1, 2025 at a prepayment price equal to 100.875%of the principal amount; and 4) at any time on or after March 1, 2026 at a prepayment price equal to 100% of the principal amount; in each case, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
In February 2021, concurrently with the closing of the 2029 Notes offering, we entered into a new $500 million revolving facility (our 2021 Revolver) under a new credit agreement (our 2021 Credit Agreement) and the 2018 Credit Agreement was terminated. Letters of credit issued pursuant to the revolving facility reduce the amount available for borrowing under the 2021 Revolver. As of March 31, 2021, we had remaining capacity of $491 million under our 2021 Revolver.
The annual interest rate for borrowings under our 2021 Revolver is calculated based on an applicable London Interbank Offered Rate (LIBOR) tenor of our choosing, plus a margin of 1.25% to 2.00%, or, at our option, the alternative base rate (ABR), plus a margin of 0.25% to 1.00%. The applicable LIBOR or ABR margin is based on our Total Leverage Ratio, as defined in the 2021 Credit Agreement. The ABR is the highest of (a) the applicable Federal Reserve Bank of New York rate, as defined in our 2021 Credit Agreement plus 0.50% (b) the prime rate, and (c) one month LIBOR adjusted daily plus 1.00%.
In the event TriNet Group, Inc. receives a Corporate Issuer Credit Rating that is one level below investment grade rating or higher from at least two Nationally Recognized Statistical Rating Organizations, then rating based pricing applies and, for so long as rating based pricing applies, irrespective of the Total Leverage Ratio, the LIBOR margin will be 1.125% and the ABR margin will be 0.125%.
The indenture governing our 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.

FINANCIAL STATEMENTS	Table of Contents
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement at March 31, 2021.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Contingencies
On September 29, 2020, a class action was filed in the United States District Court for the Middle District of Florida against the directors of certain TriNet subsidiaries and other TriNet employees on behalf of participants in two retirement plans available to TriNet’s eligible worksite employees, the TriNet 401(k) Plan and the TriNet Select 401(k) Plan. The complaint is similar to claims recently brought against a number of employers including PEOs and generally alleges that the defendants violated certain fiduciary obligations to Plan participants under the Employee Retirement Income Security Act of 1974 with respect to overseeing plan investment and recordkeeping fees. These claims are in the early stages, and we are unable to reasonably estimate any possible loss, or range of loss, with respect to this matter. We believe the claims are without merit.
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
NOTE 8. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2021 and 2020 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs and RSAs are generally forfeited if the participant terminates service prior to vesting.
The following tables summarize RSU and RSA activity for the three months ended March 31, 2021:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	1,230,071	30,026	1,260,097	$54.04
Granted	456,421	—	456,421	83.11
Vested	(212,948)	(7,055)	(220,003)	45.14
Forfeited	(47,908)	—	(47,908)	56.14
Nonvested at March 31, 2021	1,425,636	22,971	1,448,607	$64.48

FINANCIAL STATEMENTS	Table of Contents
Performance-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	167,127	16,052	183,179	$52.89
Granted	232,815	—	232,815	68.27
Vested	(3,010)	(16,052)	(19,062)	47.61
Forfeited	(9,459)	—	(9,459)	52.86
Nonvested at March 31, 2021	387,473	—	387,473	$62.39
Stock Based Compensation
Stock based compensation expense for stock based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Cost of providing services	$3	$2
Sales and marketing	1	2
General and administrative	6	5
Systems development and programming costs	1	—
Total stock based compensation expense	$11	$9
NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Shares issued and outstanding, beginning balance	66,456,663	69,065,491
Issuance of common stock from vested restricted stock units	215,958	173,629
Issuance of common stock from exercise of stock options	20,841	29,473
Repurchase of common stock	(744,001)	(747,417)
Awards effectively repurchased for required employee withholding taxes	(68,228)	(51,126)
Shares issued and outstanding, ending balance	65,881,233	68,470,050
Stock Repurchases
During the three months ended March 31, 2021, we repurchased 744,001 shares of common stock for approximately $60 million. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity. As of March 31, 2021, approximately $298 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program. This repurchase authorization has no expiration.

FINANCIAL STATEMENTS	Table of Contents
NOTE 10. INCOME TAXES

Our ETR was 25% for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, there was a de minimis change in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months for which an estimate of the impact on net income cannot be made.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are open to federal and significant state income tax examinations for tax years 2016 and subsequent years.
We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the U.S. filed cross motions for summary judgment in federal district court. On September 17, 2018, the district court granted our motion for summary judgment and denied the U.S.'s motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The U.S. filed a notice of appeal of the federal district court's decision on March 18, 2019. The U.S. filed its opening brief in the court of appeals on June 10, 2019 and we filed our answering brief on July 24, 2019 to which the government filed its reply brief on September 6, 2019. Oral arguments occurred on March 11, 2020. On November 5, 2020, the court of appeals affirmed the district court’s judgement in favor of TriNet. The April 5, 2021 deadline for the IRS to petition the Supreme Court for review passed without a petition. TriNet will pursue recovery of the judgment.
NOTE 11. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net income	$101	$91
Weighted average shares of common stock outstanding	66	68
Basic EPS	$1.53	$1.32
Net income	$101	$91
Weighted average shares of common stock outstanding	66	68
Dilutive effect of stock options and restricted stock units	1	1
Weighted average shares of common stock outstanding	67	69
Diluted EPS	$1.51	$1.31

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 7 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2020 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
January 1- January 31, 2021	349,764	$80.78	335,791	$331
February 1 - February 28, 2021	390,545	$80.97	338,735	$303
March 1 - March 31, 2021	71,920	$81.59	69,475	$298
Total	812,229		744,001
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $951 million as of March 31, 2021. The total remaining authorization for future stock repurchases under our stock repurchase program was $298 million as of March 31, 2021. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $60 million of our outstanding stock during the three months ended March 31, 2021.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
10.1	Indenture dated February 26, 2021, among the Company, the guarantors listed therein and U.S. Bank National Association, as trustees	8-K	001-36373	4.1	2/26/2021
10.2	Form of 3.500% Senior Notes due 2029 (Included in Indenture, dated February 26, 2021)	8-K	001-36373	4.2	2/26/2021
10.3	Credit Agreement, dated as of February 26, 2021, among TriNet USA, Inc. as borrower, TriNet Group, Inc. as Holdings, the lenders from time-to-time party thereto and JP Morgan Chase Bank N.A., as Administrative Agent	8-K	001-36373	10.1	2/26/2021
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2021					X
10.5
Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2021
						X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

EXHIBITS	Table of Contents

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: April 26, 2021	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: April 26, 2021	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer