Form 10-Q
period 2021-06-30
TRINET GROUP, INC.
filed 2021-07-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 19, 2021 was 65,857,282.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2021

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Program	A 2021 program potentially provide credits to certain 2021 customers, subject to certain predefined conditions and based on the existence of certain pandemic related excess health care cost savings.
2018 Term Loan	Our $425 million term loan A that we entered into in June 2018
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HR	Human Resources
IRS	Internal Revenue Service
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
Recovery Credit	2020 Program to provide clients with one-time reductions against fees for future services
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	Worksite employee
YTD	Year to date

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our ability to support the economic recovery of our clients and SMBs; our ability to respond appropriately to the impact of COVID-19 on our business and our clients' businesses; the impact on our prospects, clients and business of our Connect 360 service model, TriNet Financial Services Preferred and the launch of our 2nd annual TriNet PeopleForce conference; the effect that our offering of $500 million of our 3.50% senior notes and of our replacement of our existing revolving facility with our new $500 million revolving facility will have on our business; the timing and strategies we employ with respect to corporate investments and capital expenditures; expectations regarding medical utilization rates by our WSEs; the impact of the COVID-19 pandemic on regulations and government programs; the impact of our 2020 Recovery Credit program and our 2021 Credit Program and their suitability for generating client loyalty and retention; our ability to modify or develop service offerings to assist clients affected by COVID-19; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical service offerings; the growth of our client base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the client experience; the impact of our client service initiatives; the volume and severity of insurance claims and the impact of COVID-19 on those claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business, including due to COVID-19; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 (our 2020 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2020 Form 10-K, those appearing under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and our Form 10-Q filing for the quarter ended March 31, 2021, and those appearing in our other periodic filings with the SEC, and including risk factors associated with: the economic, health and business disruption caused by the COVID-19 pandemic; the impact of the COVID-19 pandemic on our clients and prospects, insurance costs and operations; the impact of the COVID-19 pandemic on the laws and regulations that impact our industry and clients; our ability to mitigate the business risks we face as a co-employer; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; the effects of volatility in the financial and economic environment on the businesses that make up our client base and the concentration of our clients in certain geographies and industries; the impact of failures or limitations in the business systems we rely upon; the impact of our Recovery Credit program; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our technology to satisfy regulatory requirements and meet the expectations of our clients and manage client attrition; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply with the laws and regulations that govern

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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
Operational Highlights
Our consolidated results for the first half of 2021 reflect our continuing efforts to serve our existing clients throughout the COVID-19 pandemic and to support the economic recovery of SMBs. We will continue to monitor and evaluate developments relating to the COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business and our clients' businesses.
During the first half of 2021 we:
•continued to grow total revenues,
•established our 2021 Credit Program to benefit our eligible clients, resulting in a $25 million reduction in insurance service revenues recognized in the first quarter of 2021,
•launched the 2nd annual TriNet PeopleForce, our virtual customer and prospect conference focused on business transformation, agility and innovation for small and medium-size businesses,
•introduced TriNet Financial Services Preferred, a new top-tier version of our HR solution that addresses the critical HR needs of firms in the financial services industry,
•launched 'Connect 360', an innovative service model intended to better meet client needs,
•completed a $500 million senior notes offering and repaid and terminated our outstanding term loan, and
•replaced our existing revolving credit facility with a new $500 million revolving credit facility to provide additional financial flexibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the second quarter and first half of 2021 when compared to the same periods of 2020 are noted below:
Q2 2021

	$1.1B		$121M		$91M
	Total revenues		Operating income		Net income
	16%	increase	(30)%	decrease	(28)%	decrease

	$1.37		$104M
	Diluted EPS		Adjusted Net income *
	(27)%	decrease	(24)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
Our results for WSEs in the second quarter of 2021 were:

332,719		339,935
Average WSEs		Total WSEs
6%	increase	9%	increase

We continued to achieve quarter-over-quarter revenue growth, reflecting our rate increases, higher Average WSEs and the $51 million decrease in the Recovery Credit recognized in 2021.
During the second quarter of 2021, our Average WSEs increased 6% and total WSEs increased 9%, primarily as a result of continued hiring in our installed base.
Medical services utilization continued to approach more typical levels in the second quarter of 2021, resulting in higher insurance costs compared to the same period in 2020, when stay-at-home orders and social distancing practices due to the COVID-19 pandemic caused a decrease in the medical services utilization.
In the second quarter of 2021, increases in insurance costs and operating expenses resulted in quarter-over-quarter decreases in our net income and Adjusted Net Income of (28)% and (24)%, respectively.
YTD 2021

	$2.2B		$259M		$192M
	Total revenues		Operating income		Net income
	8%	increase	(12)%	decrease	(12)%	decrease

	$2.87		$215M
	Diluted EPS		Adjusted Net income *
	(8)%	decrease	(9)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
Our result for Average WSEs in the first half of 2021 was:

327,007
Average WSEs
1%	increase

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the second quarter and first half of 2021 when compared to the same periods of 2020. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2020 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except operating metrics data)	2021	2020	% Change	2021	2020	% Change
Income Statement Data:
Professional service revenues	$156	$121	29%	$309	$277	12%
Insurance service revenues	944	827	14	1,851	1,719	8
Total revenues	1,100	948	16	2,160	1,996	8
Insurance costs	798	613	30	1,549	1,378	12
Operating expenses	181	162	12	352	325	8
Total costs and operating expenses	979	775	26	1,901	1,703	12
Operating income	121	173	(30)	259	293	(12)
Other income (expense):
Interest expense, bank fees and other	(5)	(4)	25	(10)	(8)	25
Interest income	1	2	(50)	3	7	(57)
Income before provision for income taxes	117	171	(32)	252	292	(14)
Income taxes	26	45	(42)	60	75	(20)
Net income	$91	$126	(28)%	$192	$217	(12)%

Cash Flow Data:
Net cash used in operating activities				(190)	$(130)	46
Net cash used in investing activities				(135)	(121)	12
Net cash provided by financing activities				43	122	(65)

Non-GAAP measures (1):
Net Service Revenues	$302	$335	(10)%	$611	$618	(1)%
Net Insurance Service Revenues	$146	$214	(32)	$302	$341	(11)
Net Insurance Margin	15%	26%	(42)	16%	20%	(20)
Adjusted EBITDA	$154	199	(23)	$317	$344	(8)
Adjusted Net income	$104	136	(24)	$215	$235	(9)
Corporate Operating Cash Flows				240	315	(24)

Operating Metrics:
Average WSEs	332,719	313,701	6%	327,007	325,024	1%
Total WSEs	339,935	313,104	9	339,935	313,104	9
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of June 30, 2021 compared to December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020	% Change
Balance Sheet Data:
Working capital	$554	$290	91%
Total assets	2,978	3,043	(2)
Debt	495	370	34
Total stockholders’ equity	744	607	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The presentation of these non-GAAP financial measures is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation from, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. In subsequent filings, we will no longer provide Net Service Revenues, Net Insurance Service Revenues and Net Insurance Margin. Our consolidated statements of income and comprehensive income will continue to disclose total revenues, insurance service revenues and insurance cost, determined in accordance with GAAP, which are the key components of these non-GAAP measures.

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

Net Insurance Margin	• Net Insurance Margin is the ratio of Net Insurance Services Revenues to insurance service revenues.	• Provides a comparable basis of Net Insurance Service Revenues relative to insurance service revenues. Promotes an understanding of our pricing to risk performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Adjusted EBITDA	• Net income, excluding the effects of: - income tax provision, - interest expense, bank fees and other, - depreciation, - amortization of intangible assets, and - stock based compensation expense.	• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-cash charges such as depreciation and amortization, and stock-based compensation recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
• Enhances comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects.
• Provides a measure, among others, used in the determination of incentive compensation for management.
• We also sometimes refer to Adjusted EBITDA margin, which is the ratio of Adjusted EBITDA to total revenues.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
(1)    Non-GAAP effective tax rate is 25.5% for 2021 and 2020, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on derivative.
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Total revenues to Net Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total revenues	$1,100	$948	$2,160	$1,996
Less: Insurance costs	798	613	1,549	1,378
Net Service Revenues	$302	$335	$611	$618
The table below presents a reconciliation of Insurance service revenues to Net Insurance Service Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Insurance service revenues	$944	$827	$1,851	$1,719
Less: Insurance costs	798	613	1,549	1,378
Net Insurance Service Revenues	$146	$214	$302	$341
Net Insurance Margin	15%	26%	16%	20%
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$91	$126	$192	$217
Provision for income taxes	26	45	60	75
Stock based compensation	13	11	24	20
Interest expense, bank fees and other	5	4	10	8
Depreciation and amortization of intangible assets ¹	19	13	31	24
Adjusted EBITDA	$154	$199	$317	$344
Adjusted EBITDA Margin	14.0%	21.0%	14.7%	17.2%
(1)    Amount includes impairment of customer relationship intangibles and amortization of cloud computing arrangements included in operating expenses.
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$91	$126	$192	$217
Effective income tax rate adjustment	(4)	1	(4)	1
Stock based compensation	13	11	24	20
Amortization of intangible assets ¹	9	1	10	3
Non-cash interest expense	1	—	3	—
Income tax impact of pre-tax adjustments	(6)	(3)	(10)	(6)
Adjusted Net Income	$104	$136	$215	$235
(1)    Amount includes impairment of customer relationship intangibles.

The table below presents a reconciliation of net cash (used in) provided by operating activities to Corporate

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Cash Flows:

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash used in operating activities	$(190)	$(130)
Less: Change in WSE related other current assets	(96)	(74)
Less: Change in WSE related liabilities	(334)	(371)
Net cash used in operating activities - WSE	$(430)	$(445)
Net cash provided by operating activities - Corporate	$240	$315

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs increased 6% when comparing the second quarter of 2021 to the same period in 2020, primarily due to increased hiring in our installed base across all verticals, led by our Technology vertical. Our Recovery Credit program was designed to assist in the economic recovery of SMBs and to promote client loyalty and incentivize client retention. In the second quarter and first half of 2021, most of the hiring in our installed based was from clients that benefited from this program.
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
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients will receive one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months. We recognized a reduction in total revenues of $5 million in the second quarter of 2021 for the Recovery Credit, compared to a reduction of $56 million recognized in the second quarter of 2020.
The reduction in revenue is estimated each period based on the timing of when eligible clients will receive the Recovery Credit and the ultimate amount of the total Recovery Credit. As of June 30, 2021, we have fully recognized the $145 million maximum amount for the Recovery Credit and no further reduction to revenue will be recognized.
We recognized a $25 million reduction to revenue under our 2021 Credit Program in the first quarter of 2021. This amount reflects estimated credits that will be paid to eligible clients under this program, based on the expected performance of our health insurance costs in 2021, and is currently limited to $25 million. These credits are recorded as a reduction to ISR and are payable within 12 months to eligible clients as of March 31, 2021. To the extent we experience higher than expected health insurance costs during the remainder of 2021, this estimate may be reduced. There was no change in this estimate in the second quarter.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our pricing strategies. This measure increased 9% during the second quarter of 2021 compared to the same period in 2020.
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
•Credit - the weighted average amounts recognized for the Recovery Credit and 2021 Credit programs.

PSR

ISR - % represents proportion of ISR to total revenues

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The growth in total revenues for the quarter was primarily driven by higher Average WSEs and growth in rate, combined with the $51 million decrease in the Recovery Credit recognized in 2021. The growth in total revenues for the first half of 2021 was primarily driven by higher Average WSEs and growth in rate, combined with the $39 million decrease in the Recovery Credit recognized in 2021. This was partially offset by the $25 million reduction in revenue recognized for the 2021 Credit Program in the first quarter of 2021.

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
The table below provides a view of the changes in components of operating income for the second quarter and first half of 2021, as compared to the same periods in 2020.

(in millions)
$173	Second Quarter 2020 Operating Income
+152	Higher total revenues primarily driven by higher Average WSEs, rate increases and the $51 million decrease in the Recovery Credit recognized.
-185	Higher insurance costs primarily as a result of more typical medical services utilization, compared to the prior year period, which had lower than typical medical services utilization due to stay-at-home orders and social distancing practices due to the COVID-19 pandemic.
-19	Higher OE primarily as a result of increased payroll tax compliance costs and D&A, together with higher compensation and consulting expenses to support initiatives to improve client experience, enhance service offerings, and improve processes.
$121	Second Quarter 2021 Operating Income

(in millions)
$293	YTD 2020 Operating Income
+164
Higher total revenues primarily driven by higher Average WSEs, rate increases and the $39 million decrease in the Recovery Credit recognized. This was partially offset by the $25 million reduction in revenue recognized for the 2021 Credit Program in the first quarter of 2021.

-171	Higher insurance costs primarily as a result of more typical medical services utilization, compared to the prior year period, which had lower than typical medical services utilization due to stay-at-home orders and social distancing practices due to the COVID-19 pandemic.
-27	Higher OE primarily as a result of increased payroll tax compliance costs, technology services and D&A, together with higher compensation and consulting expenses to support initiatives to improve client experience, enhance service offerings, and improve processes.
$259	YTD 2021 Operating Income

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The growth in PSR for the quarter was driven by higher Average WSEs, a growth in rate and the decrease in the Recovery Credit recognized. The growth in rate was attributed to increased payroll activity and price increases, weighted to our smaller customers. We continued to experience a favorable change in our vertical mix of WSEs, as a return to hiring in certain industries was partially offset by attrition in other industries. The growth in PSR for the first half of 2021 was primarily driven by rate growth, favorable mix changes and the decrease in the Recovery Credit recognized.

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

The growth in ISR for the quarter and first half of 2021 was primarily driven by higher Average WSEs, rate increases and the decrease in the Recovery Credit recognized. The growth in the first half of 2021 was partially offset by the $25 million reduction in revenue recognized in the first quarter for the 2021 Credit Program.

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
During the second quarter and first half of 2020, stay-at-home orders and social distancing practices due to the COVID-19 pandemic decreased the medical services utilization as enrollees deferred or cancelled elective procedures and reduced outpatient medical, dental and vision services. Medical services utilization continued to approach more typical levels in the second quarter and first half of 2021, though we continue to experience higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies.
The increase in medical services utilization in 2021, combined with COVID-19 testing, treatment and vaccination costs, caused the increase in rate in the second quarter and first half of 2021. This was partially offset by larger positive claims development as our accrued health costs as of March 31, 2021 and December 31, 2020 were paid during the first half of 2021.
We believe that the ratio of insurance costs to insurance services revenue promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance. The ratio of insurance costs to insurance service revenues increased to 85% for the second quarter of 2021, compared to 74% for the same period

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
in 2020. For the first half of 2021, the ratio of insurance costs to insurance service revenues increased to 84% compared to 80% for the first half of 2020. The higher ratio for both the second quarter and first half of 2021 was due to the increase in rate for insurance costs, resulting from higher medical services utilization, exceeding the increase in rate for ISR.
Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 2,700 corporate employees as of June 30, 2021 in 15 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 61% and 67% of our OE in the second quarters of 2021 and 2020 and 63% and 65% in the first half of 2021 and 2020, respectively.
During the second quarter and the first half of 2021, we experienced OE increases of 12% and 8%, respectively, when compared to the same periods in 2020. During the second quarter and the first half of 2021, the percent of OE to total revenues was 16%, consistent with the same periods in 2020.

% represents portion of compensation related expense included in operating expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$162	Q2 2020 Operating Expenses
+6	COPS increased, driven primarily by increased compensation, partially offset by a decrease in rent expense.
+5	G&A increased, driven primarily by increased payroll tax compliance costs and technology services expenses to improve our client experience, our systems and processes, and to enhance our service offerings.
+2	SD&P increased, driven primarily by higher consulting expenses as we continue to work to improve our client experience and our systems and processes.
+6	D&A increased, driven primarily by the impairment of customer relationship intangibles.
$181	Q2 2021 Operating Expenses

(in millions)
$325	YTD 2020 Operating Expenses
+6	COPS increased, driven primarily by increased compensation, partially offset by decreased consulting and rent expenses.
+8	G&A increased, driven primarily by increased compensation, payroll tax compliance costs and technology services expenses.
+6	SD&P increased, driven primarily by increased compensation and consulting expenses as we continue to work to improve our client experience and our systems and processes.
+7	D&A increased, driven primarily by the impairment of customer relationship intangibles.
$352	YTD 2021 Operating Expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary drivers to the changes in our OE are presented below:

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments, interest expense under our previous credit facility and interest on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021.
Interest income decreased primarily due to lower average market interest rates. Interest expense, bank fees and other increased due to the higher interest rate on our 2029 Notes and costs incurred in the first quarter due to the early repayment and termination of our floating rate debt.
Income Taxes
Our effective tax rate (ETR) was 22% and 26% for the second quarter of 2021 and 2020, respectively, and 24% and 26% for the first half of 2021 and 2020, respectively. The decrease when comparing the quarter and year to date rates for 2021 with the same periods in 2020 was primarily due to benefits associated with a favorable adjustment of our previously disputed receivable from the IRS and an increase in tax benefits related to stock-based compensation.

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

	June 30, 2021			December 31, 2020
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$464	$—	$464	$301	$—	$301
Investments	131	—	131	57	—	57
Restricted cash, cash equivalents and investments	15	943	958	15	1,373	1,388
Other current assets	80	451	531	59	355	414
Total current assets	$690	$1,394	$2,084	$432	$1,728	$2,160

Total current liabilities	$136	$1,394	$1,530	$142	$1,728	$1,870

Working capital	$554	$—	$554	$290	$—	$290
Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs, the Recovery Credit liability and 2021 Credit Program liability. We expect the Recovery Credit and 2021 Credit Program aggregate liability of $88 million as of June 30, 2021 to be settled over the following 12 months. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occurs two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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
Working capital for corporate purposes

Corporate working capital as of June 30, 2021 increased $264 million from December 31, 2020, primarily driven by a $163 million increase in corporate unrestricted cash and cash equivalents and a $74 million increase in corporate investments.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2021			2020
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$240	$(430)	$(190)	$315	$(445)	$(130)
Investing activities	(128)	(7)	(135)	(35)	(86)	(121)
Financing activities	43	—	43	122	—	122
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$155	$(437)	$(282)	$402	$(531)	$(129)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	352	1,291	1,643	291	1,165	1,456
End of period	$507	$854	$1,361	$693	$634	$1,327

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$163	$—	$163	$424	$—	$424
Restricted	(8)	(437)	(445)	(22)	(531)	(553)
Operating Activities
Components of net cash provided by operating activities are as follows:

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash used in operating activities	$(190)	$(130)
Net cash used in operating activities - WSE	(430)	$(445)
Net cash provided by operating activities - Corporate	240	315

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

Our corporate operating cash flows in the first half of 2021 decreased, when compared to the same period in 2020, due to the decrease in our net income and the timing of our payments of corporate obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Six Months Ended June 30,
(in millions)	2021	2020
Investments:
Purchases of investments	(267)	(222)
Proceeds from sale and maturity of investments	149	119
Cash used in investments	$(118)	$(103)

Capital expenditures:
Software and hardware	$(14)	$(17)
Office furniture, equipment and leasehold improvements	(3)	(1)
Cash used in capital expenditures	$(17)	$(18)
Cash used in investing activities	$(135)	$(121)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At June 30, 2021, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of June 30, 2021, we held approximately $1.9 billion in restricted and unrestricted cash, cash equivalents and investments, of which $464 million was unrestricted cash and cash equivalents and $325 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the first half of 2021 and 2020, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Financing Activities
Net cash provided by financing activities in the first half of June 30, 2021 and 2020 consisted of our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2021	2020
Financing activities
Repurchase of common stock, net of issuance	$(78)	$(101)
Draw down from revolving credit facility	—	234
Payment of long-term financing fees	(2)	—
Payment of debt issuance costs	(7)	—
Proceeds from issuance of 2029 Notes	500	—
Repayment of borrowings	(370)	(11)
Cash provided by financing activities	$43	$122
During the first half of June 30, 2021, we repurchased 925,251 shares of our common stock for approximately $74 million through our stock repurchase program. As of June 30, 2021, approximately $284 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement at June 30, 2021.
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at June 30, 2021 and December 31, 2020.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2021	2020	2021	2020
Professional service revenues	$156	$121	$309	$277
Insurance service revenues	944	827	1,851	1,719
Total revenues	1,100	948	2,160	1,996
Insurance costs	798	613	1,549	1,378
Cost of providing services	66	60	130	124
Sales and marketing	45	45	91	91
General and administrative	40	35	76	68
Systems development and programming	11	9	24	18
Depreciation and amortization of intangible assets	19	13	31	24
Total costs and operating expenses	979	775	1,901	1,703
Operating income	121	173	259	293
Other income (expense):
Interest expense, bank fees and other	(5)	(4)	(10)	(8)
Interest income	1	2	3	7
Income before provision for income taxes	117	171	252	292
Income taxes	26	45	60	75
Net income	$91	$126	$192	$217
Other comprehensive (loss) income, net of income taxes	—	3	(1)	5
Comprehensive income	$91	$129	$191	$222

Net income per share:
Basic	$1.38	$1.88	$2.91	$3.16
Diluted	$1.37	$1.87	$2.87	$3.13
Weighted average shares:
Basic	66	67	66	69
Diluted	67	68	67	70
 See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$464	$301
Investments	131	57
Restricted cash, cash equivalents and investments	958	1,388
Accounts receivable, net	8	18
Unbilled revenue, net	346	246
Prepaid expenses, net	68	63
Other current assets	109	87
Total current assets	2,084	2,160
Restricted cash, cash equivalents and investments, noncurrent	179	210
Investments, noncurrent	194	138
Property, equipment and software, net	76	79
Operating lease right-of-use asset	48	51
Goodwill	294	294
Other intangible assets, net	9	18
Other assets	94	93
Total assets	$2,978	$3,043
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$81	$50
Long-term debt	—	22
Client deposits and other client liabilities	132	134
Accrued wages	506	309
Accrued health insurance costs, net	155	172
Accrued workers' compensation costs, net	57	59
Payroll tax liabilities and other payroll withholdings	572	1,095
Operating lease liabilities	12	11
Insurance premiums and other payables	15	18
Total current liabilities	1,530	1,870
Long-term debt, noncurrent	495	348
Accrued workers' compensation costs, noncurrent, net	133	138
Deferred taxes	21	22
Operating lease liabilities, noncurrent	46	49
Other non-current liabilities	9	9
Total liabilities	2,234	2,436
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020)
Common stock and additional paid-in capital	776	747
($0.000025 par value per share; 750,000,000 shares authorized; 65,864,116 and 66,456,663 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)
Accumulated deficit	(35)	(144)
Accumulated other comprehensive income	3	4
Total stockholders' equity	744	607
Total liabilities & stockholders' equity	$2,978	$3,043
See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total Stockholders' Equity, beginning balance	$653	$533	$607	$475
Common Stock and Additional Paid-In Capital
Beginning balance	758	703	747	694
Issuance of common stock for employee stock purchase plan	5	5	5	5
Stock based compensation expense	13	11	24	20
Ending balance	776	719	776	719

Accumulated Deficit
Beginning balance	(108)	(172)	(144)	(219)
Net income	91	126	192	217
Repurchase of common stock	(14)	(60)	(74)	(100)
Awards effectively repurchased for required employee withholding taxes	(4)	(2)	(9)	(6)
Ending balance	(35)	(108)	(35)	(108)

Accumulated Other Comprehensive Income
Beginning balance	3	2	4	—
Other comprehensive (loss) income	—	3	(1)	5
Ending balance	3	5	3	5
Total Stockholders' Equity, ending balance	$744	$616	$744	$616

See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating activities
Net income	$192	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	32
Amortization of ROU	6	8
Accretion of discount rate on lease liabilities	1	1
Amortization of premium of investments	1	—
Stock based compensation	24	20
Changes in operating assets and liabilities:
Accounts receivable, net	10	4
Unbilled revenue, net	(100)	(67)
Prepaid expenses, net	(5)	2
Accounts payable and other current liabilities	29	69
Client deposits and other client liabilities	(2)	102
Accrued wages	197	20
Accrued health insurance costs, net	(17)	(22)
Accrued workers' compensation costs, net	(7)	(2)
Payroll taxes payable and other payroll withholdings	(523)	(475)
Operating lease liabilities	(6)	(10)
Other assets	(32)	(32)
Other liabilities	(3)	3
Net cash used in operating activities	(190)	(130)
Investing activities
Purchases of marketable securities	(267)	(222)
Proceeds from sale and maturity of marketable securities	149	119
Acquisitions of property and equipment	(17)	(18)
Net cash used in investing activities	(135)	(121)
Financing activities
Repurchase of common stock	(74)	(100)
Proceeds from issuance of common stock	5	5
Awards effectively repurchased for required employee withholding taxes	(9)	(6)
Proceeds from revolving credit agreement borrowings	—	234
Payment of long-term financing fees	(2)	—
Payment of debt issuance costs	(7)	—
Proceeds from issuance of 2029 Notes	500	—
Repayment of debt	(370)	(11)
Net cash provided by financing activities	43	122
Net decrease in cash and cash equivalents, unrestricted and restricted	(282)	(129)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,643	1,456
End of period	$1,361	$1,327

Supplemental disclosures of cash flow information
Interest paid	$2	$7
Income taxes paid, net	45	6
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$2
See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

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
The change in the balance of the Recovery Credit unsatisfied performance obligation was as follows:

	June 30, 2021
(in millions)	Three Months Ended	Six Months Ended
Balance at beginning of period	$77	$92
(+) Accruals	5	17
(-) Distributions to clients	(19)	(46)
Balance at end of period	$63	$63
Variable Consideration and Pricing Allocation
Our contracts with clients generally do not include any variable consideration. However, from time to time, we may offer credits to our clients considered to be variable consideration. Incentive credits related to contract renewals are recorded as a reduction to revenue as part of the transaction price at contract inception and are allocated among the performance obligations based on their relative standalone selling prices. Credits based on the performance of our insurance costs are recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. In the six months ended June 30, 2021, we accrued $25 million under our 2021 Credit Program, payable within 12 months to eligible clients as of March 31, 2021, related to the expected performance of our health insurance costs for the year.
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2021, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2021 and December 31, 2020, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $54 million and $49 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of June 30, 2021 and December 31, 2020, accrued health insurance costs offsetting prepaid expenses were $69 million and $58 million, respectively.

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
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2021			December 31, 2020
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$464	$—	$464	$301	$—	$301
Investments	—	131	131	—	57	57
Restricted cash, cash equivalents and investments:
Payroll funds collected	783	—	783	1,228	—	1,228
Collateral for health benefits claims	23	89	112	16	82	98
Collateral for workers' compensation claims	61	—	61	60	—	60
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	869	89	958	1,306	82	1,388
Investments, noncurrent	—	194	194	—	138	138
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	28	151	179	36	174	210
Total	$1,361	$565	$1,926	$1,643	$451	$2,094
NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our AFS investments as of June 30, 2021 and December 31, 2020 are presented below:

	June 30, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$44	$—	$—	$44	$24	$—	$—	$24
Corporate bonds	167	2	—	169	126	2	—	128
U.S. government agencies and government- sponsored agencies	19	—	—	19	27	1	—	28
U.S. treasuries	312	3	—	315	261	4	—	265
Certificate of deposit	10	—	—	10	—	—	—	—
Other debt securities	8	—	—	8	6	—	—	6
Total	$560	$5	$—	$565	$444	$7	$—	$451

FINANCIAL STATEMENTS	Table of Contents
Gross unrealized losses were immaterial at June 30, 2021 and December 31, 2020.
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
The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2021
One year or less	$188
Over one year through five years	340
Over five years through ten years	7
Over ten years	30
Total fair value	$565
The gross proceeds from sales and maturities of AFS securities for the three and six months ended June 30, 2021 and June 30, 2020 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gross proceeds from sales	$39	$12	$80	$52
Gross proceeds from maturities	32	40	75	67
Total	$71	$52	$155	$119
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
We did not have any Level 3 financial instruments recognized in our balance sheet as of June 30, 2021 and December 31, 2020. There were no transfers between levels as of June 30, 2021 and December 31, 2020.
Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2021 and December 31, 2020.

FINANCIAL STATEMENTS	Table of Contents

(in millions)	Level 1	Level 2	Total
June 30, 2021
Cash equivalents:
Money market mutual funds	$3	$—	3
Total cash equivalents	3	—	3
Investments:
Asset-backed securities	—	44	44
Corporate bonds	—	132	132
U.S. government agencies and government-sponsored agencies	—	3	3
U.S. treasuries	—	138	138
Other debt securities	—	8	8
Total investments	—	325	325
Restricted cash equivalents:
Money market mutual funds	94	—	94
Certificate of deposit	—	—	—
Commercial paper	—	—	—
Total restricted cash equivalents	94	—	94
Restricted investments:
Corporate bonds	—	37	37
U.S. government agencies and government-sponsored agencies	—	16	16
U.S. treasuries	—	177	177
Certificate of deposit	—	10	10
Total restricted investments	—	240	240
Total cash equivalents and investments and restricted cash equivalents and investments	$97	$565	$662

(in millions)	Level 1	Level 2	Total
December 31, 2020
Cash equivalents
Money market mutual funds	$2	$—	$2
U.S. treasuries	—	11	11
Total cash equivalents	2	11	13
Investments
Asset-backed securities	—	24	24
Corporate bonds	—	93	93
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	67	67
Other debt securities	—	6	6
Total investments	—	195	195
Restricted cash equivalents:
Money market mutual funds	99	—	99
Total restricted cash equivalents	99	—	99
Restricted investments:
Corporate bonds	—	35	35
U.S. government agencies and government-sponsored agencies	—	23	23
U.S. treasuries	—	198	198
Total restricted investments	—	256	256
Total investments and restricted cash equivalents and investments	$101	$462	$563

FINANCIAL STATEMENTS	Table of Contents
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
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of June 30, 2021, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $495 million.
Derivative Instruments
As of December 31, 2020, the fair value of the interest rate collar derivative, included in accounts payable and other current liabilities, was $1 million and was classified as Level 2 in the fair value hierarchy. In conjunction with the repayment and termination of our 2018 Term Loan, the interest rate collar derivative was terminated and settled and a realized loss of $1 million was recognized in net income for the six months ended June 30, 2021.
NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total accrued costs, beginning of period	$205	$217	$205	$214
Incurred
Current year	18	13	33	33
Prior years	(12)	(6)	(15)	(9)
Total incurred	6	7	18	24
Paid
Current year	(2)	(2)	(3)	(3)
Prior years	(11)	(11)	(22)	(24)
Total paid	(13)	(13)	(25)	(27)
Total accrued costs, end of period	$198	$211	$198	$211
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2021	December 31, 2020
Total accrued costs, end of period	$198	$205
Collateral paid to carriers and offset against accrued costs	(8)	(8)
Total accrued costs, net of carrier collateral offset	$190	$197
Payable in less than 1 year (net of collateral paid to carriers of $3 at June 30, 2021 and December 31, 2020, respectively)	$57	$59
Payable in more than 1 year (net of collateral paid to carriers of $5 at June 30, 2021 and December 31, 2020, respectively)	133	138
Total accrued costs, net of carrier collateral offset	$190	$197
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2021, the change was primarily due to lower than expected claim frequency.

FINANCIAL STATEMENTS	Table of Contents
As of June 30, 2021 and December 31, 2020, we had $44 million and $45 million, respectively, of collateral held by insurance carriers of which $8 million for both periods was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 6. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
As of June 30, 2021 and December 31, 2020, our long-term debt consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
2018 Term Loan A	$—	$370
2029 Notes	500	—
Principal amount	500	370
Deferred issuance costs	(5)	—
Less: current portion	—	(22)
Long-term debt, noncurrent	$495	$348

Annual contractual interest rate	3.50%	1.77%
Effective interest rate	3.67%	1.87%
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
In February 2021, concurrently with the closing of the 2029 Notes offering, we entered into a new $500 million revolving facility (our 2021 Revolver) under a new credit agreement (our 2021 Credit Agreement) and the 2018 Credit Agreement was terminated. Letters of credit issued pursuant to the revolving facility reduce the amount available for borrowing under the 2021 Revolver. As of June 30, 2021, we had remaining capacity of $491 million under our 2021 Revolver.
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

FINANCIAL STATEMENTS	Table of Contents
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement at June 30, 2021.
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

FINANCIAL STATEMENTS	Table of Contents
The following tables summarize RSU and RSA activity for the six months ended June 30, 2021:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	1,230,071	30,026	1,260,097	$54.04
Granted	491,136	—	491,136	82.72
Vested	(343,508)	(12,797)	(356,305)	50.45
Forfeited	(94,764)	—	(94,764)	58.05
Nonvested at June 30, 2021	1,282,935	17,229	1,300,164	$65.57
Performance-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	167,127	16,052	183,179	$52.89
Granted	246,349	—	246,349	67.70
Vested	(3,010)	(16,052)	(19,062)	47.61
Forfeited	(9,459)	—	(9,459)	52.86
Nonvested at June 30, 2021	401,007	—	401,007	$62.24
Stock Based Compensation
Stock based compensation expense for stock based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cost of providing services	$3	$3	$6	$5
Sales and marketing	2	1	3	3
General and administrative	7	6	13	11
Systems development and programming costs	1	1	2	1
Total stock based compensation expense	$13	$11	$24	$20
NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and six months ended June 30, 2021 and 2020:

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares issued and outstanding, beginning balance	65,881,233	68,470,050	66,456,663	69,065,491
Issuance of common stock from vested restricted stock units	130,560	168,621	346,518	342,250
Issuance of common stock from exercise of stock options	8,894	11,136	29,735	40,609
Issuance of common stock for employee stock purchase plan	74,070	130,532	74,070	130,532
Repurchase of common stock	(181,250)	(1,419,984)	(925,251)	(2,167,401)
Awards effectively repurchased for required employee withholding taxes	(49,391)	(67,491)	(117,619)	(118,617)
Shares issued and outstanding, ending balance	65,864,116	67,292,864	65,864,116	67,292,864
Stock Repurchases
During the six months ended June 30, 2021, we repurchased 925,251 shares of common stock for approximately $74 million. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity. As of June 30, 2021, approximately $284 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program. This repurchase authorization has no expiration.
NOTE 10. INCOME TAXES

Our effective tax rate (ETR) was 22% and 26% for the three months ended June 30, 2021 and 2020, respectively, and 24% and 26% for the six months ended June 30, 2021 and 2020, respectively. The decrease when comparing the quarter and year to date rates for 2021 with the same periods in 2020 was primarily due to benefits associated with a favorable adjustment of our previously disputed receivable from the IRS and an increase in tax benefits related to stock-based compensation.

During the six months ended June 30, 2021, there was a decrease of $1 million in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next 12 months for which an estimate of the impact on net income cannot be made.
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

FINANCIAL STATEMENTS	Table of Contents
NOTE 11. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income	$91	$126	$192	$217
Weighted average shares of common stock outstanding	66	67	66	69
Basic EPS	$1.38	$1.88	$2.91	$3.16
Net income	$91	$126	$192	$217
Weighted average shares of common stock outstanding	66	67	66	69
Dilutive effect of stock options and restricted stock units	1	1	1	1
Weighted average shares of common stock outstanding	67	68	67	70
Diluted EPS	$1.37	$1.87	$2.87	$3.13

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	1	2

OTHER INFORMATION	Table of Contents

OTHER INFORMATION	Table of Contents
Risk Factors
Other than the restated risk factors below, which have been updated to reflect recent events, there have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2020 Form 10-K.
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

We believe that we qualify as the employer of WSEs for the purposes of Sections 3(5) and 3(40) of ERISA and that our health and welfare plans are single-employer plans that, as such, are entitled to ERISA’s preemption of state law. The DOL, however, has determined on a facts and circumstances basis that certain entities in the HR outsourcing industry do not qualify as common law employers. In addition, the DOL routinely audits employee benefit plan offerings of employers, and these audits can take years to complete. In one routine audit of TriNet’s plans, the DOL has indicated that while it agrees that we are an employer for ERISA purposes, it believes that wherever there is more than one employer of a WSE, no employer may qualify as a single employer for ERISA purposes. This DOL interpretation is contrary to our interpretation of the applicable ERISA facts and circumstances test, and we understand it also is contrary to the position of other national PEOs. We will continue to vigorously defend our position that we are the sole employer of our WSEs for the purposes of Sections 3(5) and 3(40) of ERISA, and therefore that our health and welfare plans are single-employer plans entitled to ERISA’s preemption of applicable state laws. While we have no current DOL audit on-going regarding this issue, the DOL’s position remains uncertain, and this issue may arise in future audits of TriNet plans or the plans of other PEOs in our industry. If it were ultimately determined that all health and welfare plans sponsored by PEOs are multiple-employer plans and subject to potential regulation at the state level, we would likely adjust our business model and the manner in which we provide health and welfare employee benefits to WSEs. Any such adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs, which could have a material adverse effect on our business and results of operations.

Similarly, to qualify for favorable tax treatment under the Code, certain employee benefit plans, such as 401(k) retirement plans and cafeteria plans must be established and maintained by an employer for the exclusive benefit of its employees. All of our 401(k) retirement plans are operated pursuant to guidance provided by the IRS and have received favorable determination letters from the IRS confirming the qualified status of these plans. However, the IRS uses its own complex, multi-factor test to ascertain whether an employment relationship exists between a worker and a purported employer. Although we believe that we qualify as an employer of WSEs under the Code, we cannot assure you that the IRS will not challenge our position or continue to provide favorable determination letters. Moreover, the IRS' 401(k) guidance and qualification requirements are not applicable to the operation of our cafeteria plans.

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

OTHER INFORMATION	Table of Contents
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

For example, we have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and/or economic recovery. These programs are popular because they allow SMBs, which often have income tax losses, to realize benefits via payroll tax reductions, rather than income tax reductions. However, these programs have generally not been designed with the PEO industry in mind and many rely on client income tax returns (which PEOs do not process in their role as the co-employer) and/or other client data that cannot be verified by a PEO, even though the resulting tax benefits are processed through the PEO’s payroll tax returns. Because minimal guidance exists in the statutes that create these programs, they are often subject to broad agency interpretation. In addition, the processes used to evaluate payroll tax filings are designed with individual taxpayers, not PEOs that aggregate the filings of many clients, in mind, which can lead to agency confusion and make it difficult to predict agency interpretations.

Examples of these programs include the 2015 PATH Act, which allows SMBs to use research and development tax credits submitted on the SMB’s income tax return to reduce payroll taxes, and the CARES Act and FFCRA Act payroll tax credit and payroll tax deferral programs enacted in 2020 and 2021, which allow SMBs to defer certain payroll tax obligations to a later date or to receive payroll tax reductions and refunds based on SMB employment practices that are beyond a PEO’s control. We have experienced, and expect to continue to experience, the IRS taking positions that PEOs, rather than clients, are responsible for client errors under these and similar programs, and that tax benefits should be calculated on an aggregate PEO, rather than individual client, basis, which can limit our ability to obtain full tax benefits for our clients under these and similar programs and/or increase our exposure to credit risk if we are not able to recover excess benefits paid to our clients. We cannot predict how these positions will ultimately be resolved.

These developments, and any other new laws, changes in laws or adverse application or interpretation of laws, including payroll tax incentive programs, could reduce or eliminate the attractiveness of our services and our ability to support programs that clients want, provide clients with new and attractive alternatives to our services, significantly increase our compliance costs and the cost to provide our services, require us to make substantial changes to the way in which we operate, or require us to pay client liabilities with no guarantee of subsequent recovery from our clients, and any one of these outcomes could result in a material adverse effect on our financial condition and results of operations.

Legal Proceedings
For the information required in this section, refer to Note 7 in the condensed consolidated financial statements and related notes included in this Form 10-Q.

OTHER INFORMATION	Table of Contents
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
April 1 - April 30, 2021	132,163	$79.12	132,163	$287
May 1 - May 31, 2021	60,574	$79.90	12,905	$286
June 1 - June 30, 2021	37,904	$72.54	36,182	$284
Total	230,641		181,250
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $951 million as of June 30, 2021. The total remaining authorization for future stock repurchases under our stock repurchase program was $284 million as of June 30, 2021. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $14 million of our outstanding stock during the three months ended June 30, 2021.
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

TRINET GROUP, INC.

Date: July 26, 2021	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: July 26, 2021	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer