Form 10-Q
period 2021-09-30
TRINET GROUP, INC.
filed 2021-10-25
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 18, 2021 was 65,749,724.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2021

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Program	A 2021 program potentially provide credits to certain 2021 customers, subject to certain predefined conditions and based on the existence of certain pandemic related excess health care cost savings.
2018 Term Loan	Our $425 million term loan A that we entered into in June 2018
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HR	Human Resources
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
Recovery Credit	2020 Program to provide clients with one-time reductions against fees for future services
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	Worksite employee
YTD	Year to date

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our ability to support the economic recovery of our clients and SMBs; our ability to respond appropriately to the impact of COVID-19 on our business and our clients' businesses; the impact on our prospects, clients and business of our Connect 360 service model, the impact of our TriNet Financial Services Preferred product, and our 2nd annual TriNet PeopleForce conference; the effect that our offering of $500 million of our 3.50% senior notes and of our replacement of our existing revolving facility with our new $500 million revolving facility will have on our business; the timing and strategies we employ with respect to corporate investments and capital expenditures; expectations regarding medical utilization rates by our WSEs; the impact of the COVID-19 pandemic on regulations and government programs; the impact of our 2020 Recovery Credit program and our 2021 Credit Program and their suitability for generating client loyalty and retention; our ability to modify or develop service offerings to assist clients affected by COVID-19; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical service offerings; the impact of our plans to continue to grow our client base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the client experience; the impact of our client service initiatives; the volume and severity of insurance claims and the impact of COVID-19 on those claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business, including due to COVID-19; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021 (our 2020 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2020 Form 10-K, those appearing under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and our Form 10-Q filings for the quarters ended March 31, 2021 June 30, 2021, and those appearing in our other periodic filings with the SEC, and including risk factors associated with: the economic, health and business disruption caused by the COVID-19 pandemic; the impact of the COVID-19 pandemic on our clients and prospects, insurance costs and operations; the impact of the COVID-19 pandemic on the laws and regulations that impact our industry and clients; our ability to mitigate the business risks we face as a co-employer; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; the effects of volatility in the financial and economic environment on the businesses that make up our client base and the concentration of our clients in certain geographies and industries; the impact of failures or limitations in the business systems we rely upon; the impact of our 2020 Recovery Credit program and 2021 Credit Program; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our technology to satisfy regulatory requirements and meet the expectations of our clients and manage client attrition; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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
Operational Highlights
Our consolidated results for the nine months ended September 30, 2021 reflect our continuing efforts to serve our existing clients throughout the COVID-19 pandemic and to support the economic recovery of SMBs. We will continue to monitor and evaluate developments relating to the COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business and our clients' businesses.
During the nine months ended September 30, 2021 we:
•continued to grow total revenues as we achieved the highest Total WSEs in our history,
•established our 2021 Credit Program to benefit our eligible clients,
•hosted the 2nd annual TriNet PeopleForce, our showcase customer and prospect conference focused on business transformation, agility and innovation for small and medium-size businesses,
•introduced TriNet Financial Services Preferred, a new top-tier version of our HR solution that addresses the critical HR needs of businesses in the financial services industry,
•launched 'Connect 360', an innovative service model intended to better meet client needs, and
•completed a $500 million senior notes offering, repaid and terminated our outstanding term loan, and replaced our existing revolving credit facility with a new $500 million revolving credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the third quarter ended September 30, 2021 when compared to the same period of 2020 are noted below:
Q3 2021

	$1.1B		$105M		86%
	Total revenues		Operating income		Insurance cost ratio
	18%	increase	133%	increase	(3)%	decrease

	$77M		$1.16		$87M
	Net income		Diluted EPS		Adjusted Net income *
	133%	increase	142%	increase	123%	increase

	347,502		351,267
	Average WSEs		Total WSEs
	9%	increase	10%	increase

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
We continued to achieve quarter-over-quarter revenue growth, reflecting our higher Average WSEs, rate increases and the $48 million decrease in the Recovery Credit recognized in 2021 compared to 2020.
During the third quarter of 2021, our Average WSEs increased 9% and total WSEs increased 10% compared to the same period in 2020, primarily as a result of continued hiring in our installed base.
Increased medical services utilization in the third quarter of 2021, combined with increased volume due to WSE growth, resulting in higher insurance costs compared to the same period in 2020.
The growth in total revenues, partially offset by increases in insurance costs and operating expenses, resulted in increases in our net income and Adjusted Net Income of 133% and 123%, respectively.
Our results for the nine months ended September 30, 2021 when compared to the same period of 2020 are noted below:
YTD 2021

	$3.3B		$364M		84%
	Total revenues		Operating income		Insurance cost ratio
	11%	increase	8%	increase	1%	increase

	$269M		$4.03		$302M
	Net income		Diluted EPS		Adjusted Net income *
	8%	increase	10%	increase	10%	increase

	333,839
	Average WSEs
	3%	increase

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the third quarter and nine months ended September 30, 2021 when compared to the same periods of 2020. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2020 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except operating metrics data)	2021	2020	% Change	2021	2020	% Change
Income Statement Data:
Professional service revenues	$156	$126	24%	$465	$403	15%
Insurance service revenues	992	849	17	2,843	2,568	11
Total revenues	1,148	975	18	3,308	2,971	11
Insurance costs	851	759	12	2,400	2,137	12
Operating expenses	192	171	12	544	496	10
Total costs and operating expenses	1,043	930	12	2,944	2,633	12
Operating income	105	45	133	364	338	8
Other income (expense):
Interest expense, bank fees and other	(5)	(8)	(38)	(15)	(16)	(6)
Interest income	3	2	50	6	9	(33)
Income before provision for income taxes	103	39	164	355	331	7
Income taxes	26	6	333	86	81	6
Net income	$77	$33	133%	$269	$250	8%

Cash Flow Data:
Net cash used in operating activities				(16)	$(40)	(60)
Net cash used in investing activities				(145)	(151)	(4)
Net cash provided by financing activities				20	77	(74)

Non-GAAP measures (1):
Adjusted EBITDA	$132	69	91	$449	$413	9
Adjusted Net income	$87	39	123	$302	$274	10
Corporate Operating Cash Flows				$334	$308	8

Operating Metrics:
Insurance Cost Ratio	86%	89%	(3)%	84%	83%	1%
Average WSEs	347,502	317,737	9%	333,839	322,595	3%
Total WSEs	351,267	320,604	10	351,267	320,604	10
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of September 30, 2021 compared to December 31, 2020.

(in millions)	September 30, 2021	December 31, 2020	% Change
Balance Sheet Data:
Working capital	$645	$290	122%
Total assets	3,069	3,043	1
Debt	495	370	34
Total stockholders’ equity	809	607	33

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock based compensation,
- amortization of other intangible assets, net,
- non-cash interest expense (2), and
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
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on derivative.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$77	$33	$269	$250
Provision for income taxes	26	6	86	81
Stock based compensation	13	11	37	31
Interest expense, bank fees and other	5	8	15	16
Depreciation and amortization of intangible assets ¹	11	11	42	35
Adjusted EBITDA	$132	$69	$449	$413
Adjusted EBITDA Margin	11.5%	7.1%	13.6%	13.9%
(1)    Amount includes impairment of customer relationship intangibles and amortization of cloud computing arrangements included in operating expenses.
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$77	$33	$269	$250
Effective income tax rate adjustment	—	(4)	(4)	(3)
Stock based compensation	13	11	37	31
Amortization of other intangible assets, net ¹	1	1	11	4
Non-cash interest expense	—	1	3	1
Income tax impact of pre-tax adjustments	(4)	(3)	(14)	(9)
Adjusted Net Income	$87	$39	$302	$274
(1)    Amount includes impairment of customer relationship intangibles.

The table below presents a reconciliation of net cash (used in) provided by operating activities to Corporate Operating Cash Flows:

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash used in operating activities	$(16)	$(40)
Less: Change in WSE related other current assets	(50)	(103)
Less: Change in WSE related liabilities	(300)	(245)
Net cash used in operating activities - WSE	$(350)	$(348)
Net cash provided by operating activities - Corporate	$334	$308

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs increased 9% when comparing the third quarter of 2021 to the same period in 2020, primarily due to increased hiring in our installed base across all verticals in 2021, led by our Technology vertical. Our Recovery Credit program was designed to assist in the economic recovery of SMBs and to promote client loyalty and incentivize client retention. In the third quarter and nine months ended September 30, 2021, most of the hiring in our installed based was from clients that benefited from this program.
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

Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.
We purchase workers' compensation and health benefits coverage for our colleagues and WSEs. Under the insurance policies for this coverage, we bear claims costs up to a defined deductible amount. Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We set our insurance service fees for workers’ compensation and health benefits in advance for fixed benefit periods. As a result, increases in these insurance costs above our projections, reflected as a higher ICR, result in lower net income, and decreases in these insurance costs below our projections, reflected as a lower ICR, result in higher net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Under our fully-insured workers' compensation insurance policies, we assume the risk for losses up to $1 million per claim occurrence (deductible layer). The ultimate cost of the workers’ compensation services provided cannot be known until all the claims are settled. Our ability to predict these costs is limited by unexpected increases in frequency or severity of claims, which can vary due to changes in the cost of treatments or claim settlements.
Under our risk-based health insurance policies, we assume the risk of variability in future health claims costs for our enrollees. This variability typically results from changing trends in the volume, severity and ultimate cost of medical and pharmaceutical claims, due to changes to the components of medical cost trend. These trends change, and other seasonal trends and variability may develop. As a result, it is difficult for us to predict our insurance costs with accuracy and a significant increase in these costs could have a material adverse effect on our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Insurance costs	$851	$759	$2,400	$2,137
Insurance service revenues	992	849	2,843	2,568
Insurance Cost Ratio	86%	89%	84%	83%

ICR decreased for the quarter due to the increase in insurance service revenues, resulting from higher Average WSEs, rate increases and the decrease in the Recovery Credit recognized, exceeding the increase in insurance costs.

ICR increased slightly for the nine months ended September 30, 2021 due to the increase in medical services utilization in 2021, combined with COVID-19 testing, treatment and vaccination costs, which together resulted in higher insurance costs. This was partially offset by the increase in insurance service revenues. While medical services utilization has increased in 2021, the ICR remains below pre-pandemic levels, as access to medical systems was constrained in certain regions due to the increase in hospitalizations arising from the COVID-19 Delta variant, reducing preventative and elective procedures.
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
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Eligible clients received one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months.
As of June 30, 2021, we have fully recognized the $145 million maximum amount for the Recovery Credit and no further reduction to revenue will be recognized. The reduction in total revenue under the Recovery Credit program was estimated each period based on the timing of when eligible clients received the Recovery Credit and the ultimate amount of the total Recovery Credit. We did not recognize any reduction in total revenues in the third quarter of 2021 for the Recovery Credit, compared to a reduction of $48 million recognized in the third quarter of 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We recognized a $25 million reduction to revenue under our 2021 Credit Program in the first quarter of 2021. This amount reflects estimated credits that will be paid to eligible clients under this program, based on the expected performance of our health insurance costs in 2021, and is currently limited to $25 million. These credits are recorded as a reduction to ISR and are payable within 12 months to eligible clients as of March 31, 2021. To the extent we experience higher than expected health insurance costs during the remainder of 2021, this estimate may be reduced. There was no change in this estimate in the third quarter.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our pricing strategies. This measure increased 8% during the third quarter of 2021 and the nine months ended September 30, 2021 compared to the same periods in 2020.
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

PSR

ISR - % represents proportion of ISR to total revenues

The growth in total revenues for the quarter was primarily driven by higher Average WSEs and growth in rate, combined with the $48 million decrease in the Recovery Credit recognized in 2021. The growth in total revenues for the nine months ended September 30, 2021 was primarily driven by higher Average WSEs and growth in rate,

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
combined with the $87 million decrease in the Recovery Credit recognized in 2021. This was partially offset by the $25 million reduction in revenue recognized for the 2021 Credit Program in the first quarter of 2021.
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
The table below provides a view of the changes in components of operating income for the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020.

(in millions)
$45	Third Quarter 2020 Operating Income
+173	Higher total revenues primarily driven by higher Average WSEs, rate increases and the $48 million decrease in the Recovery Credit recognized.
-92	Higher insurance costs primarily as a result of higher medical services utilization and higher volume driven by the growth in WSEs.
-21	Higher OE primarily as a result of increased sales and marketing expense, higher payroll tax and assessments, together with higher compensation and consulting expenses to support initiatives to improve client experience, enhance service offerings, and improve processes.
$105	Third Quarter 2021 Operating Income

(in millions)
$338	YTD 2020 Operating Income
+337
Higher total revenues primarily driven by higher Average WSEs, rate increases and the $87 million decrease in the Recovery Credit recognized. This was partially offset by the $25 million reduction in revenue recognized for the 2021 Credit Program in the first quarter of 2021.

-263	Higher insurance costs primarily as a result of higher medical services utilization, compared to the prior year period, which had significantly lower than typical medical services utilization due to stay-at-home orders and social distancing practices due to the COVID-19 pandemic.
-48	Higher OE primarily as a result of increased sales and marketing expense, higher payroll tax and assessments and D&A, together with higher compensation and consulting expenses to support initiatives to improve client experience, enhance service offerings, and improve processes.
$364	YTD 2021 Operating Income

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The growth in PSR for the quarter was driven by higher Average WSEs, a growth in rate and the decrease in the Recovery Credit recognized. The growth in rate was weighted to our smaller customers, and included an increase in fees for other services, including COBRA administration. We continued to experience a favorable change in our vertical mix of WSEs, as a return to hiring in certain industries was partially offset by attrition in other industries. The growth in PSR for the nine months ended September 30, 2021 was primarily driven by higher Average WSEs, rate growth and the decrease in the Recovery Credit recognized.

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

The growth in ISR for the quarter and nine months ended September 30, 2021 was primarily driven by higher Average WSEs, rate increases and the decrease in the Recovery Credit recognized. The growth in the nine months ended September 30, 2021 was partially offset by the $25 million reduction in revenue recognized in the first quarter for the 2021 Credit Program.

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
During the third quarter and nine months ended September 30, 2020, stay-at-home orders and social distancing practices due to the COVID-19 pandemic decreased the medical services utilization as enrollees deferred or cancelled elective procedures and reduced outpatient medical, dental and vision services. Medical services utilization increased in the third quarter and nine months ended September 30, 2021 as enrollees returned to outpatient medical, dental and vision care and elective procedures, with some regional volatility due to the surge of the COVID-19 Delta variant.
The increase in medical services utilization in 2021, combined with COVID-19 testing, treatment and vaccination costs, caused the increase in rate in the third quarter and nine months ended September 30, 2021. This was partially offset by larger positive claims development as our accrued health costs as of December 31, 2020 were paid during the nine months ended September 30, 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 2,700 corporate employees as of September 30, 2021 in 12 offices across the U.S. In the third quarter of 2021, we continued to exit expiring leases due to our evolving remote work practices and policies. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 60% and 64% of our OE in the third quarters of 2021 and 2020 and 62% and 65% in the nine months ended September 30, 2021 and 2020, respectively.
During the third quarter and the nine months ended September 30, 2021, we experienced OE increases of 12% and 10%, respectively, when compared to the same periods in 2020. During the third quarter and the nine months ended September 30, 2021, the percent of OE to total revenues was 17% and 16%, compared to the 18% and 17% in the same periods in 2020.

% represents portion of compensation related expense included in operating expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$171	Q3 2020 Operating Expenses
-7	COPS decreased, driven primarily by lower compliance costs, partially offset by increased compensation.
+11	S&M increased, driven primarily by increased compensation and costs related to TriNet PeopleForce.
+14	G&A increased, driven primarily by increased payroll tax and assessments, compensation and corporate insurance.
+3	SD&P increased, driven primarily by higher consulting and technology services expenses as we continue to work to improve our client experience and our systems and processes.
$192	Q3 2021 Operating Expenses

(in millions)
$496	YTD 2020 Operating Expenses
-1	COPS was consistent with the prior year.
+11	S&M increased, driven primarily by increased compensation and costs related to TriNet PeopleForce.
+22	G&A increased, driven primarily by increased payroll tax and assessments, compensation and technology services expenses to improve our client experience, our systems and processes, and to enhance our service offerings.
+9	SD&P increased, driven primarily by increased consulting, compensation and technology services expenses as we continue to work to improve our client experience and our systems and processes.
+7	D&A increased, driven primarily by the impairment of customer relationship intangibles.
$544	YTD 2021 Operating Expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary drivers to the changes in our OE are presented below:

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments, interest expense under our previous credit facility and interest on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021.
Interest income for the quarter was consistent with the prior period. Interest income for the nine months ended September 30, 2021 decreased primarily due to lower average market interest rates.

Interest expense, bank fees and other for the quarter decreased due to interest expense on payroll tax compliance costs incurred in the third quarter of 2020. Interest expense, bank fees and other for the nine months ended September 30, 2021 was consistent with the prior period.
Income Taxes
Our effective tax rate (ETR) was 25% and 14% for the third quarter of 2021 and 2020, respectively, and 24% for the nine months ended September 30, 2021 and 2020. The increase when comparing the quarter rates for 2021 with the same period in 2020 was primarily due to a decrease in excludable income for state tax purposes and a decrease in tax benefits related to stock-based compensation.

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

	September 30, 2021			December 31, 2020
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$525	$—	$525	$301	$—	$301
Investments	155	—	155	57	—	57
Restricted cash, cash equivalents and investments	17	1,023	1,040	15	1,373	1,388
Other current assets	76	405	481	59	355	414
Total current assets	$773	$1,428	$2,201	$432	$1,728	$2,160

Total current liabilities	$128	$1,428	$1,556	$142	$1,728	$1,870

Working capital	$645	$—	$645	$290	$—	$290
Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs, the Recovery Credit liability and 2021 Credit Program liability. We expect the Recovery Credit and 2021 Credit Program aggregate liability of $64 million as of September 30, 2021 to be settled over the following 12 months. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occur two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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
Working capital for corporate purposes

Corporate working capital as of September 30, 2021 increased $355 million from December 31, 2020, primarily driven by a $224 million increase in corporate unrestricted cash and cash equivalents and a $98 million increase in corporate investments.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in millions)	2021			2020
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$334	$(350)	$(16)	$308	$(348)	$(40)
Investing activities	(133)	(12)	(145)	(63)	(88)	(151)
Financing activities	20	—	20	77	—	77
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$221	$(362)	$(141)	$322	$(436)	$(114)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	352	1,291	1,643	291	1,165	1,456
End of period	$573	$929	$1,502	$613	$729	$1,342

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$224	$—	$224	$350	$—	$350
Restricted	(3)	(362)	(365)	(28)	(436)	(464)
Operating Activities
Components of net cash provided by operating activities are as follows:

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash used in operating activities	$(16)	$(40)
Net cash used in operating activities - WSE	(350)	$(348)
Net cash provided by operating activities - Corporate	334	308

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

Our corporate operating cash flows in the nine months ended September 30, 2021 increased, when compared to the same period in 2020, due to the increase in our net income and the timing of our payments of corporate obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Nine Months Ended September 30,
(in millions)	2021	2020
Investments:
Purchases of investments	(348)	(278)
Proceeds from sale and maturity of investments	232	166
Other	—	(12)
Cash used in investments	$(116)	$(124)

Capital expenditures:
Software and hardware	$(25)	$(26)
Office furniture, equipment and leasehold improvements	(4)	(1)
Cash used in capital expenditures	$(29)	$(27)
Cash used in investing activities	$(145)	$(151)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At September 30, 2021, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of September 30, 2021, we held approximately $2.1 billion in restricted and unrestricted cash, cash equivalents and investments, of which $525 million was unrestricted cash and cash equivalents and $322 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the nine months ended September 30, 2021 and 2020, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2021 and 2020 consisted of our debt and equity-related activities.

	Nine Months Ended September 30,
(in millions)	2021	2020
Financing activities
Repurchase of common stock, net of issuance	$(101)	$(141)
Draw down from revolving credit facility	—	234
Payment of long-term financing fees	(2)	—
Payment of debt issuance costs	(7)	—
Proceeds from issuance of 2029 Notes	500	—
Repayment of borrowings	(370)	(16)
Cash provided by financing activities	$20	$77
During the nine months ended September 30, 2021, we repurchased 1,155,707 shares of our common stock for approximately $94 million through our stock repurchase program. As of September 30, 2021, approximately $264 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
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
We were in compliance with all financial covenants under our 2021 Credit Agreement at September 30, 2021.
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at September 30, 2021 and December 31, 2020.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share data)	2021	2020	2021	2020
Professional service revenues	$156	$126	$465	$403
Insurance service revenues	992	849	2,843	2,568
Total revenues	1,148	975	3,308	2,971
Insurance costs	851	759	2,400	2,137
Cost of providing services	61	68	191	192
Sales and marketing	56	45	147	136
General and administrative	52	38	128	106
Systems development and programming	12	9	36	27
Depreciation and amortization of intangible assets	11	11	42	35
Total costs and operating expenses	1,043	930	2,944	2,633
Operating income	105	45	364	338
Other income (expense):
Interest expense, bank fees and other	(5)	(8)	(15)	(16)
Interest income	3	2	6	9
Income before provision for income taxes	103	39	355	331
Income taxes	26	6	86	81
Net income	$77	$33	$269	$250
Other comprehensive (loss) income, net of income taxes	(2)	—	(3)	4
Comprehensive income	$75	$33	$266	$254

Net income per share:
Basic	$1.17	$0.49	$4.08	$3.69
Diluted	$1.16	$0.48	$4.03	$3.66
Weighted average shares:
Basic	66	67	66	68
Diluted	67	68	67	69
 See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$525	$301
Investments	155	57
Restricted cash, cash equivalents and investments	1,040	1,388
Accounts receivable, net	8	18
Unbilled revenue, net	305	246
Prepaid expenses, net	73	63
Other current assets	95	87
Total current assets	2,201	2,160
Restricted cash, cash equivalents and investments, noncurrent	176	210
Investments, noncurrent	167	138
Property, equipment and software, net	78	79
Operating lease right-of-use asset	44	51
Goodwill	294	294
Other intangible assets, net	7	18
Other assets	102	93
Total assets	$3,069	$3,043
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$70	$50
Long-term debt	—	22
Client deposits and other client liabilities	120	134
Accrued wages	555	309
Accrued health insurance costs, net	162	172
Accrued workers' compensation costs, net	54	59
Payroll tax liabilities and other payroll withholdings	567	1,095
Operating lease liabilities	12	11
Insurance premiums and other payables	16	18
Total current liabilities	1,556	1,870
Long-term debt, noncurrent	495	348
Accrued workers' compensation costs, noncurrent, net	137	138
Deferred taxes	21	22
Operating lease liabilities, noncurrent	43	49
Other non-current liabilities	8	9
Total liabilities	2,260	2,436
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020)
Common stock and additional paid-in capital	790	747
($0.000025 par value per share; 750,000,000 shares authorized; 65,743,170 and 66,456,663 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)
Retained earnings (Accumulated deficit)	18	(144)
Accumulated other comprehensive income	1	4
Total stockholders' equity	809	607
Total liabilities & stockholders' equity	$3,069	$3,043
See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total Stockholders' Equity, beginning balance	$744	$616	$607	$475
Common Stock and Additional Paid-In Capital
Beginning balance	776	719	747	694
Issuance of common stock from exercise of stock options	1	—	1	—
Issuance of common stock for employee stock purchase plan	—	—	5	5
Stock based compensation expense	13	11	37	31
Ending balance	790	730	790	730

Retained Earnings (Accumulated Deficit)
Beginning balance	(35)	(108)	(144)	(219)
Net income	77	33	269	250
Repurchase of common stock	(20)	(35)	(94)	(135)
Awards effectively repurchased for required employee withholding taxes	(4)	(5)	(13)	(11)
Ending balance	18	(115)	18	(115)

Accumulated Other Comprehensive Income
Beginning balance	3	5	4	—
Other comprehensive (loss) income	(2)	—	(3)	5
Ending balance	1	5	1	5
Total Stockholders' Equity, ending balance	$809	$620	$809	$620

See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating activities
Net income	$269	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	49
Amortization of ROU	8	12
Lease modification and impairment	2	—
Accretion of discount rate on lease liabilities	2	2
Amortization of premium of investments	2	—
Stock based compensation	37	31
Changes in operating assets and liabilities:
Accounts receivable, net	10	5
Unbilled revenue, net	(59)	(90)
Prepaid expenses, net	(10)	(1)
Accounts payable and other current liabilities	19	10
Client deposits and other client liabilities	(14)	163
Accrued wages	246	63
Accrued health insurance costs, net	(10)	(7)
Accrued workers' compensation costs, net	(6)	(2)
Payroll taxes payable and other payroll withholdings	(528)	(467)
Operating lease liabilities	(10)	(15)
Other assets	(34)	(46)
Other liabilities	(3)	3
Net cash used in operating activities	(16)	(40)
Investing activities
Purchases of marketable securities	(348)	(278)
Proceeds from sale and maturity of marketable securities	232	166
Acquisitions of property and equipment	(29)	(27)
Other	—	(12)
Net cash used in investing activities	(145)	(151)
Financing activities
Repurchase of common stock	(94)	(135)
Proceeds from issuance of common stock	6	5
Awards effectively repurchased for required employee withholding taxes	(13)	(11)
Proceeds from revolving credit agreement borrowings	—	234
Payment of long-term financing fees	(2)	—
Payment of debt issuance costs	(7)	—
Proceeds from issuance of 2029 Notes	500	—
Repayment of debt	(370)	(16)
Net cash provided by financing activities	20	77
Net decrease in cash and cash equivalents, unrestricted and restricted	(141)	(114)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,643	1,456
End of period	$1,502	$1,342

Supplemental disclosures of cash flow information
Interest paid	$11	$11
Income taxes paid, net	83	83
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$3	$1
See accompanying notes.

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

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
The change in the balance of the Recovery Credit unsatisfied performance obligation was as follows:

	September 30, 2021
(in millions)	Three Months Ended	Nine Months Ended
Balance at beginning of period	$63	$92
(+) Accruals	—	17
(-) Distributions to clients	(24)	(70)
Balance at end of period	$39	$39
Variable Consideration and Pricing Allocation
Our contracts with clients generally do not include any variable consideration. However, from time to time, we may offer credits to our clients considered to be variable consideration. Incentive credits related to contract renewals are recorded as a reduction to revenue as part of the transaction price at contract inception and are allocated among the performance obligations based on their relative standalone selling prices. Credits based on the performance of our insurance costs are recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. In the nine months ended September 30, 2021, we accrued $25 million under our 2021 Credit Program, payable within 12 months to eligible clients as of March 31, 2021, related to the expected performance of our health insurance costs for the year.
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the nine months ended September 30, 2021, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of September 30, 2021 and December 31, 2020, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $54 million and $49 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of September 30, 2021 and December 31, 2020, accrued health insurance costs offsetting prepaid expenses were $65 million and $58 million, respectively.

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
Our total cash, cash equivalents and investments are summarized below:

	September 30, 2021			December 31, 2020
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$525	$—	$525	$301	$—	$301
Investments	—	155	155	—	57	57
Restricted cash, cash equivalents and investments:
Payroll funds collected	863	—	863	1,228	—	1,228
Collateral for health benefits claims	24	94	118	16	82	98
Collateral for workers' compensation claims	57	—	57	60	—	60
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	946	94	1,040	1,306	82	1,388
Investments, noncurrent	—	167	167	—	138	138
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	31	145	176	36	174	210
Total	$1,502	$561	$2,063	$1,643	$451	$2,094
NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of our AFS investments as of September 30, 2021 and December 31, 2020 are presented below:

	September 30, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$48	$—	$—	$48	$24	$—	$—	$24
Corporate bonds	171	1	—	172	126	2	—	128
U.S. government agencies and government- sponsored agencies	18	—	—	18	27	1	—	28
U.S. treasuries	299	2	—	301	261	4	—	265
Certificate of deposit	12	—	—	12	—	—	—	—
Other debt securities	10	—	—	10	6	—	—	6
Total	$558	$3	$—	$561	$444	$7	$—	$451
Gross unrealized losses were immaterial at September 30, 2021 and December 31, 2020.

FINANCIAL STATEMENTS	Table of Contents
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
The fair value of debt investments by contractual maturity are shown below:

(in millions)	September 30, 2021
One year or less	$189
Over one year through five years	335
Over five years through ten years	7
Over ten years	30
Total fair value	$561
The gross proceeds from sales and maturities of AFS securities for the three and nine months ended September 30, 2021 and September 30, 2020 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gross proceeds from sales	$51	$18	$131	$70
Gross proceeds from maturities	26	29	101	96
Total	$77	$47	$232	$166
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
We did not have any Level 3 financial instruments recognized in our balance sheet as of September 30, 2021 and December 31, 2020. There were no transfers between levels as of September 30, 2021 and December 31, 2020.
Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of September 30, 2021 and December 31, 2020.

FINANCIAL STATEMENTS	Table of Contents

(in millions)	Level 1	Level 2	Total
September 30, 2021
Cash equivalents:
Money market mutual funds	$2	$—	$2
U.S. treasuries	—	3	3
Total cash equivalents	2	3	5
Investments:
Asset-backed securities	—	48	48
Corporate bonds	—	140	140
U.S. government agencies and government-sponsored agencies	—	2	2
U.S. treasuries	—	122	122
Other debt securities	—	10	10
Total investments	—	322	322
Restricted cash equivalents:
Money market mutual funds	95	—	95
U.S. treasuries	—	1	1
Total restricted cash equivalents	95	1	96
Restricted investments:
Corporate bonds	—	32	32
U.S. government agencies and government-sponsored agencies	—	16	16
U.S. treasuries	—	179	179
Certificate of deposit	—	12	12
Total restricted investments	—	239	239
Total cash equivalents and investments and restricted cash equivalents and investments	$97	$565	$662

(in millions)	Level 1	Level 2	Total
December 31, 2020
Cash equivalents
Money market mutual funds	$2	$—	$2
U.S. treasuries	—	11	11
Total cash equivalents	2	11	13
Investments
Asset-backed securities	—	24	24
Corporate bonds	—	93	93
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	67	67
Other debt securities	—	6	6
Total investments	—	195	195
Restricted cash equivalents:
Money market mutual funds	99	—	99
Total restricted cash equivalents	99	—	99
Restricted investments:
Corporate bonds	—	35	35
U.S. government agencies and government-sponsored agencies	—	23	23
U.S. treasuries	—	198	198
Total restricted investments	—	256	256
Total investments and restricted cash equivalents and investments	$101	$462	$563

FINANCIAL STATEMENTS	Table of Contents
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
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of September 30, 2021, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $504 million.
Derivative Instruments
As of December 31, 2020, the fair value of the interest rate collar derivative, included in accounts payable and other current liabilities, was $1 million and was classified as Level 2 in the fair value hierarchy. In conjunction with the repayment and termination of our 2018 Term Loan, the interest rate collar derivative was terminated and settled and a realized loss of $1 million was recognized in net income for the nine months ended September 30, 2021.
NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total accrued costs, beginning of period	$198	$211	$205	$214
Incurred
Current year	16	15	49	48
Prior years	(3)	(3)	(18)	(12)
Total incurred	13	12	31	36
Paid
Current year	(3)	(2)	(6)	(5)
Prior years	(10)	(11)	(32)	(35)
Total paid	(13)	(13)	(38)	(40)
Total accrued costs, end of period	$198	$210	$198	$210
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	September 30, 2021	December 31, 2020
Total accrued costs, end of period	$198	$205
Collateral paid to carriers and offset against accrued costs	(7)	(8)
Total accrued costs, net of carrier collateral offset	$191	$197
Payable in less than 1 year (net of collateral paid to carriers of $2 and $3 at September 30, 2021 and December 31, 2020, respectively)	$54	$59
Payable in more than 1 year (net of collateral paid to carriers of $5 and $5 at September 30, 2021 and December 31, 2020, respectively)	137	138
Total accrued costs, net of carrier collateral offset	$191	$197
Incurred losses related to prior years represents changes in estimates for ultimate losses on workers' compensation claims. For the three and nine months ended September 30, 2021, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.

FINANCIAL STATEMENTS	Table of Contents
As of September 30, 2021 and December 31, 2020, we had $43 million and $45 million, respectively, of collateral held by insurance carriers of which $7 million and $8 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 6. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
As of September 30, 2021 and December 31, 2020, our long-term debt consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
2018 Term Loan A	$—	$370
2029 Notes	500	—
Principal amount	500	370
Deferred issuance costs	(5)	—
Less: current portion	—	(22)
Long-term debt, noncurrent	$495	$348

Annual contractual interest rate	3.50%	1.77%
Effective interest rate	3.67%	1.87%
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
In February 2021, concurrently with the closing of the 2029 Notes offering, we entered into a new $500 million revolving facility (our 2021 Revolver) under a new credit agreement (our 2021 Credit Agreement) and the 2018 Credit Agreement was terminated. Letters of credit issued pursuant to the revolving facility reduce the amount available for borrowing under the 2021 Revolver. As of September 30, 2021, we had remaining capacity of $491 million under our 2021 Revolver.
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement at September 30, 2021.
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

FINANCIAL STATEMENTS	Table of Contents
The following tables summarize RSU and RSA activity for the nine months ended September 30, 2021:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	1,230,071	30,026	1,260,097	$54.04
Granted	528,524	—	528,524	82.67
Vested	(471,212)	(18,540)	(489,752)	53.03
Forfeited	(145,569)	—	(145,569)	60.50
Nonvested at September 30, 2021	1,141,814	11,486	1,153,300	$66.78
Performance-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	167,127	16,052	183,179	$52.89
Granted	246,349	—	246,349	67.70
Vested	(3,010)	(16,052)	(19,062)	47.61
Forfeited	(9,459)	—	(9,459)	52.86
Nonvested at September 30, 2021	401,007	—	401,007	$62.24
Stock Based Compensation
Stock based compensation expense for stock based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cost of providing services	$3	$2	$9	$7
Sales and marketing	1	2	5	5
General and administrative	8	6	21	17
Systems development and programming costs	1	1	2	2
Total stock based compensation expense	$13	$11	$37	$31
Total stock based compensation capitalized	$—	$—	$1	$1
NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and nine months ended September 30, 2021 and 2020:

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares issued and outstanding, beginning balance	65,864,116	67,292,864	66,456,663	69,065,491
Issuance of common stock from vested restricted stock units	127,704	158,041	474,222	500,291
Issuance of common stock from exercise of stock options	29,570	25,075	59,305	65,684
Issuance of common stock for employee stock purchase plan	—	—	74,070	130,532
Repurchase of common stock	(230,456)	(521,137)	(1,155,707)	(2,688,538)
Awards effectively repurchased for required employee withholding taxes	(47,764)	(56,859)	(165,383)	(175,476)
Shares issued and outstanding, ending balance	65,743,170	66,897,984	65,743,170	66,897,984
Stock Repurchases
During the nine months ended September 30, 2021, we repurchased 1,155,707 shares of common stock for approximately $94 million. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity. As of September 30, 2021, approximately $264 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program. This repurchase authorization has no expiration.
NOTE 10. INCOME TAXES

Our effective tax rate (ETR) was 25% and 14% for the three months ended September 30, 2021 and 2020, respectively, and 24% for the nine months ended September 30, 2021 and 2020. The increase when comparing the quarter rates for 2021 with the same period in 2020 was primarily due to a decrease in excludable income for state tax purposes and a decrease in tax benefits related to stock-based compensation.

During the nine months ended September 30, 2021, there was a decrease of $1 million in our unrecognized tax benefits. The total amount of gross interest and penalties accrued was immaterial. It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next 12 months for which an estimate of the impact on net income cannot be made.
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

FINANCIAL STATEMENTS	Table of Contents
NOTE 11. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income	$77	$33	$269	$250
Weighted average shares of common stock outstanding	66	67	66	68
Basic EPS	$1.17	$0.49	$4.08	$3.69
Net income	$77	$33	$269	$250
Weighted average shares of common stock outstanding	66	67	66	68
Dilutive effect of stock options and restricted stock units	1	1	1	1
Weighted average shares of common stock outstanding	67	68	67	69
Diluted EPS	$1.16	$0.48	$4.03	$3.66

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	—	—	1	1

OTHER INFORMATION	Table of Contents

Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2020 Form 10-K and Part II, Item 1A, of our Form 10-Q for the quarter ended June 30, 2021.

Legal Proceedings
For the information required in this section, refer to Note 7 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
July 1 - July 31, 2021	64,972	$79.95	64,690	$278
August 1 - August 31, 2021	212,630	$87.88	165,766	$264
September 1 - September 30, 2021	618	$91.51	—	$264
Total	278,220		230,456
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $951 million as of September 30, 2021. The total remaining authorization for future stock repurchases under our stock repurchase program was $264 million as of September 30, 2021. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $20 million of our outstanding stock during the three months ended September 30, 2021.
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

TRINET GROUP, INC.

Date: October 25, 2021	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: October 25, 2021	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer