Form 10-K
period 2021-12-31
TRINET GROUP, INC.
filed 2022-02-14
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, was $2.9 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 7, 2022 was 65,700,174.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 24, 2022, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year Ended December 31, 2021

GLOSSARY	Table of Contents
Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part I, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

2018 Term Loan	Our $425 million term loan A executed in June 2018 and repaid in 2021
2021 Credit Program	Our 2021 program to provide eligible clients with credits, subject to predefined conditions and based on certain pandemic related excess health care cost savings achieved.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, including our $500 million revolving line of credit.
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
AB5	Assembly Bill 5
ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
ARPA	American Rescue Plan Act
ASC	Accounting standards codification
ASO	Administrative Services Organization
ASU	Accounting standards update
CARES Act	Coronavirus Aid Relief and Economic Security Act
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COVID-19	Novel coronavirus
CPRA	California Privacy Rights Act
D&A	Depreciation and amortization expenses
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FFCRA	Families First Coronavirus Response Act
FLSA	Fair Labor Standards Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HIPAA	Health Insurance Portability and Accountability Act
HITECH Act	Health Information Technology for Economic and Clinical Health Act
HR	Human Resources
IBNP	Incurred but not yet paid
IBNR	Incurred but not yet reported
ICR	Insurance cost ratio
IGP	Indemnity Guarantee Payment
IOM	Integrated Open Market
IRS	Internal Revenue Service

TRINET	1	2021 FORM 10-K

GLOSSARY	Table of Contents

ISR	Insurance service revenues
LDF	Loss development factor
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PFC	Payroll funds collected
PHI	Protected Health Information
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PPPFA	Paycheck Protection Program Flexibility Act
PSR	Professional service revenues
Recovery Credit	2020 Program to provide eligible clients with one-time reductions against fees for future services
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
TCJA	Tax Cuts and Jobs Act
U.S.	United States
WSE	Worksite employee
YTD	Year to date

TRINET	2	2021 FORM 10-K

BUSINESS	Table of Contents

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report on Form 10-K (Form 10-K), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “impact,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the execution of a definitive agreement to acquire Zenefits; our ability to support the economic recovery of our clients and SMBs; market acceptance of our new support, service and product offerings, including our Connect 360 service model and Financial Services Preferred and IOM products; the impact of our annual TriNet PeopleForce conference; our expectations regarding medical utilization rates by our WSEs; the impact of the COVID-19 pandemic on regulations and government programs; the impact of our 2020 Recovery Credit program and our 2021 Credit Program and their suitability for generating client loyalty and retention; our ability to modify or develop service offerings to assist clients affected by COVID-19; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical service offerings; the impact of our plans to continue to grow our client base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the client experience; the impact of our client service initiatives; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; the volume and severity of insurance claims and the impact of COVID-19 on those claims; the effectiveness of our risk strategies for, and management of, workers' compensation and health benefit insurance costs and deductibles; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the effectiveness of our strategies for mitigation of EPLI risk; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business, including due to COVID-19; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout this Form 10-K, including under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, and in the other periodic filings we make with the SEC, and including risk factors associated with: the economic, health and business disruption caused by the COVID-19 pandemic; the impact of the COVID-19 pandemic on our clients and prospects, insurance costs and operations; the impact of the COVID-19 pandemic on the laws and regulations that impact our industry and clients; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; our ability to mitigate the business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; loss of clients for reasons beyond our control; the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems we rely upon; the impact of our 2020 Recovery Credit program and 2021 Credit Program; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy regulatory requirements and meet the expectations of our clients and manage client attrition; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; our ability to comply with the laws and regulations that govern PEOs and other similar industries; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operation and stock price due to factors outside of our control, such

TRINET	3	2021 FORM 10-K

BUSINESS	Table of Contents

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
The information provided in this Form 10-K is based upon the facts and circumstances known as of the date of this Form 10-K, and any forward-looking statements made by us in this Form 10-K speak only as of the date of this Form 10-K. We undertake no obligation to revise or update any of the information provided in this Form 10-K, except as required by law.
The MD&A of this Form 10-K includes references to our performance measures presented in conformity with GAAP and other non-GAAP financial measures that we use to manage our business, to make planning decisions, to allocate resources and to use as performance measures in our executive compensation plans. Refer to the Non-GAAP Financial Measures within our MD&A for definitions and reconciliations from GAAP measures.
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

TRINET	4	2021 FORM 10-K

BUSINESS	Table of Contents

PART I
Item 1. Business
TriNet is a leading provider of HR expertise, payroll services, employee benefits and employment risk mitigation services for SMBs. Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. In 2021, we processed $55 billion in payroll and payroll taxes for our clients and ended the year with approximately 16,300 clients and 364,900 WSEs, primarily in the U.S.
Our Services
We deliver a comprehensive suite of services that help our clients administer and manage various HR-related needs and functions, such as compensation and benefits, payroll processing, employee data, health insurance and workers' compensation programs, and transactional HR needs using our technology platform and HR, benefits and compliance expertise. We empower SMBs to focus on what matters most - growing their business.
We leverage our scale and industry HR experience to deliver our service offerings tailored for SMBs in specific industry verticals. We believe our vertical approach is a key differentiator for us and creates additional value for our clients by addressing their industry-specific HR needs. We offer six industry-tailored vertical services: TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology.
Our comprehensive HR solutions include the following capabilities:

HR CONSULTING EXPERTISE	BENEFIT OPTIONS	PAYROLL SERVICES	RISK MITIGATION	TECHNOLOGY PLATFORM

HR Consulting Expertise
We use the collective knowledge and experience of our teams of HR, benefits, risk management and compliance professionals to help clients manage many of the administrative, regulatory and practical requirements associated with being employers. We do this by incorporating our knowledge and experience into our services and our technology platform and by making our professionals available to consult with clients on a variety of HR needs, including talent management, retention and terminations, benefits enrollment, immigration and visas, payroll tax credits, employment law and regulatory developments and many other industry-specific and general HR topics. Depending on their needs, our clients and WSEs have access to varying levels of service and support from our professionals, ranging from call center support for basic questions to pooled HR resources. Our professionals also provide additional specialized HR consulting and services upon request.
Benefit Options
We utilize our scale to provide our WSEs access to a broad range of TriNet-sponsored employee benefit and insurance programs at costs that we believe most of our clients would be unable to obtain on their own. We believe that our TriNet-sponsored programs help clients compete for talent against larger businesses. Our benefit and insurance programs are designed to comply with federal, state and local regulations, and our benefit and insurance service offerings include plan selection and administration, enrollment management, leave management, plan document distribution and WSE and client communications.
Under our benefit and insurance programs, we pay third-party insurance carriers for WSE insurance benefits and reimburse insurance carriers or third-party administrators for claims payments within our insurance deductible layer, where applicable.

TRINET	5	2021 FORM 10-K

BUSINESS	Table of Contents

We sponsor and administer several employee benefit plans for our WSEs through a broad range of carriers, including group health, dental, vision, short- and long-term disability, and life insurance as an employer plan sponsor under Section 3(5) of ERISA. We also provide for other benefit programs to be made available to WSEs, including flexible spending accounts, health savings accounts, retirement benefits, COBRA benefits, supplemental insurance, commuter benefits, home insurance, critical illness insurance, accident insurance, hospital indemnity, pet insurance, and auto insurance. For further discussion of our insurance programs, including policies where we reimburse our carriers for certain amounts relating to claims, refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Payroll Services
We help clients manage their employee compensation by providing multi-state payroll processing, tax administration services and other payroll-related services, such as time and attendance management, time off and overtime tracking, and expense management solutions. Our clients and WSEs can access payroll and tax information using our online and mobile tools. Our tax administration services include calculating, withholding, remitting and reporting certain federal, state and local payroll and unemployment taxes on behalf of clients and WSEs.
Risk Mitigation
We monitor employment-related legal and regulatory developments at the federal, state, and local levels to help our clients comply with employment laws and mitigate many of the risks associated with being an employer. We provide HR guidance on employment laws and regulations, including those relating to minimum wage, unemployment insurance, family and medical leave and anti-discrimination. We also ensure that our TriNet-sponsored benefit plans comply with applicable laws and regulations, like the ACA, reducing this compliance burden to our clients.
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
We also provide EPLI coverage for our clients through an insurance policy that we obtain from a third-party EPLI carrier. This policy provides coverage for certain claims that arise in the course of the employment relationship, such as discrimination, harassment, and certain other employee claims, with a per-claim retention amount. The retention amount under this policy, which functions like a deductible, is allocated on a pre-determined basis between the client and TriNet. Our professionals assist our clients in implementing HR best practices to help avoid and reduce the cost of employment-related liabilities. Our preferred outside employment law firms defend covered EPLI claims.
Technology Platform
Our technology platform includes online and mobile tools that allow our clients and WSEs to store, view, and manage HR information and administer a variety of HR transactions, such as payroll processing, tax administration, employee onboarding and termination, compensation reporting, expense management, and benefits enrollment and administration. Our online tools also incorporate workforce analytics, allowing clients to generate HR data, payroll, total compensation and other custom reports. We invest time and resources in an effort to improve and expand our technology platform and the products and services that we offer. For example, in 2020, we adopted a new client service engagement support model, called Connect 360, that we believe will benefit our clients and WSEs by providing them with improved support services. Similarly, in 2021, we launched Financial Services Preferred, and a new product, called IOM, that offers clients the option to receive PEO services from TriNet while also obtaining client-sponsored health benefits from a third-party broker that partners with TriNet.

TRINET	6	2021 FORM 10-K

BUSINESS	Table of Contents

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
TriNet Responsibilities
We generally assume responsibility for, and manage certain risks associated with:
•payments of salaries, wages and certain other compensation to WSEs from our own bank accounts (based on client reports and payments), including the processing of garnishment and wage deduction orders,
•reporting of wages, withholding and deposit of associated payroll taxes as the employer of record,
•provision and maintenance of workers' compensation insurance and workers' compensation claims processing,
•access to, and administration of, group health, welfare, and retirement benefits to WSEs under TriNet-sponsored benefit plans,
•compliance with applicable law for certain TriNet-sponsored employee benefits offered to WSEs,
•administration of unemployment claims, and
•provision of various HR policies and agreements, including employee handbooks and worksite employee agreements describing the co-employment relationship.
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

TRINET	7	2021 FORM 10-K

BUSINESS	Table of Contents

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
Market Trends and Developments Affecting Our Business in 2021
Despite the continuation of the COVID-19 pandemic, the U.S. economy saw substantial recovery in 2021 due to the easing of COVID-19 restrictions, consumer demand and continued federal and state legislative efforts to help businesses and employees. We observed the following PEO industry trends in 2021:
•SMB Economic Recovery. The U.S. economy saw substantial recovery from the pandemic driven economic downturn in 2020, however the extent of the recovery for SMBs differed based on their industry and geographic region. For example, SMBs in the financial services, technology and professional services industries generally experienced shallower headcount declines in 2020 and have recovered headcount more quickly in 2020 and 2021 as their workforces were better able to transition to remote work. Meanwhile, SMBs in the retail, leisure and hospitality industries generally experienced significant headcount freezes, furloughs and terminations in 2020, and these headcount declines have been slow to recover in 2020 and 2021. Similarly, SMBs in geographic regions that saw significant increases in COVID-19 cases in 2021 from the Delta and Omicron variants have generally experienced more significant economic headwinds.
•Continued Insurance Cost Variability and Volatility. The volume of medical claims, including COVID-19 testing, treatment and vaccination costs, increased in 2021, however medical claim volume remained below pre-pandemic levels. Access to medical services and systems remained constrained in 2021, particularly in regions that saw increases in COVID-19 hospitalizations that reduced preventative and elective procedures.
•Laws and Regulations. Numerous laws and regulations were created or modified in 2021 that had an impact on our business and the businesses of our clients and SMBs across the country. For example, the PPPFA and ARPA, were passed in 2021 to augment and extend 2020 programs intended to assist SMB’s and their employees to recover from the impacts of COVID-19. The paid leave and corresponding employer tax credit under the FFCRA was modified and extended through the third quarter of 2021, and the employee retention credit program under the CARES Act was also extended and modified before being retroactively terminated effective at end of the third quarter of 2021. Additional provisions of the CCPA became effective in 2021, and the DOL issued regulatory guidance regarding cybersecurity measures applicable to retirement plans. Federal and state views on employees and independent contractors remained in flux during 2021 as we saw a California state court find that Proposition 22, which was a modification of an earlier law that reclassified certain independent contractors as employees, was unconstitutional and unenforceable. The National Labor Relations Board (NLRB) also announced plans to create a new rule for determining whether two business are joint employers or co-employers and is expected to announce this new rule in 2022. We do not believe we are a joint employer, but changes in regulations determining joint employer status could lead to increased legal claims against us or our clients, increase our compliance costs, or require changes to how we operate our business and the services we provide to our clients and WSEs.
For more information regarding the developments above, including the impact of COVID-19 on our business and operations, refer to Part II, Item 7. MD&A in this Form 10-K, and Part I, Item 1A. Risk Factors under the subheading "Risks Related to the COVID-19 Pandemic".
Our Service Development Efforts
We continued to make significant investments in our technology platform with projects intended to provide our users with improved functionality, HR management options, and security. We intend to continue to invest in our technology platform to improve its functionality, ease of use, security and the overall user experience for our clients and WSEs. We believe the continued investment in improving our technology platform will drive operating efficiencies over the long term and improve our client experience.
In 2021, we distributed $86 million to customers under our 2020 Recovery Credit program under which eligible clients received one-time reductions against fees for services. Our Recovery Credit program is designed to promote

TRINET	8	2021 FORM 10-K

BUSINESS	Table of Contents

client loyalty, incentivize client retention, and to differentiate TriNet from its peers in the PEO industry and in other competing HR services industries. Similarly, in March 2021, we created our 2021 Credit program, which was designed to return $25 million to eligible customers based on the performance of our health insurance costs for the year.
Throughout 2021 we continued to modify the programs we created in 2020 to support several important funding and payroll tax incentive programs for SMBs created under the FFCRA, CARES Act and PPFA, including PPP, mandatory employee leave requirements, payroll tax deferral and tax credit programs and other employment- and employment tax-related incentives. Changes to these programs in 2021, including guidance from the state and federal agencies managing these programs, required us to create new services, or redesign our existing services, to support these programs for our SMB clients and we expect to continue to make changes to these programs as laws and regulatory guidance change over time.
To engage with our clients and SMBs, we hosted the 2nd annual TriNet PeopleForce conference in the third quarter of 2021, our showcase customer and prospect conference focused on business transformation, agility and innovation for SMBs.
In December 2021, we entered into a definitive agreement to acquire Zenefits, a leading cloud HR platform which provides innovative and intuitive HR, benefits, payroll and employee engagement software purpose-built for SMBs. We believe the acquisition of Zenefits, once completed, will allow us to diversify our product offering to include an Administrative Services Organization (ASO), enabling us to dynamically service SMBs throughout their lifecycle and expand the customers we serve.
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
Our competitors include large PEOs such as the TotalSource unit of Automatic Data Processing, Inc., the PEO operations of Paychex, Inc. and Insperity, Inc., as well as numerous specialized and smaller PEOs and similar HR service providers with PEO operations.
We believe that our services are attractive to many SMBs in part because of our ability to provide access to a broad range of TriNet-sponsored workers compensation, health insurance and other benefits programs on a cost-effective basis. We compete with insurance brokers and other providers of insurance and benefits coverage, and our offerings must be priced competitively with those provided by these competitors in order for us to attract and retain our clients.
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

TRINET	9	2021 FORM 10-K

BUSINESS	Table of Contents

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
We typically sponsor and participate in associations and events around the country and utilize these forums to target specific vertical and geographic markets. We responded to the unique challenges posed by the COVID-19 pandemic by shifting between virtual and in-person events. Events include our 2nd Annual TriNet PeopleForce conference, and informational webinars periodically throughout the year on a wide variety of COVID-19 and business topics relevant to our SMB prospects and clients. We also generate sales opportunities within key industry verticals, through marketing alliances and other indirect channels, such as accounting firms, venture capital firms, incubators, insurance brokers, and vertical market industry associations. Additionally, we utilize digital marketing programs, including digital advertising, search and email marketing, to create awareness and interest in our services.
Our marketing and corporate communications organization is charged with driving overall brand awareness, managing lead generation, creating and managing our website and other online properties, creating content for all marketing and communication channels including our outbound and inbound marketing efforts, media relations, and managing our sponsorships, major marketing events, and internal and external communications. Prospects changed the way they engaged with us during COVID-19 by using more digital tools like tele-presence and web engagements. In 2021, we launched numerous digital channels for engagement, including conversational marketing enhancements on our website in response to customers' changing preferences. In 2021, our marketing team also focused on strategic marketing, communications social media, branding initiatives, and crisis communication plans, in part by augmenting our comprehensive company brand campaign, Incredible Starts Here, with our marketing campaign, People Matter, that included omni channel initiatives using social media, digital, television, radio and out-of-home media.
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
Employer Status
We sponsor our employee benefit plan offerings as the employer of our WSEs under the Internal Revenue Code of 1986, as amended (the Code), ERISA and applicable state law. The term “employer” has different definitions for different purposes under the Code and ERISA, and for most purposes are interpreted under complex multi-factor tests under common law. We believe that we are an “employer” of our WSEs in the U.S. under the Code and the employer of our WSEs in the U.S. for the purposes of ERISA, as well as qualifying as an employer under various state laws, but this status could be subject to challenge by various regulators. For additional information on our employer status and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "If we are not recognized as an employer of worksite employees under federal and state regulations, we and our clients could be adversely impacted".

TRINET	10	2021 FORM 10-K

BUSINESS	Table of Contents

Health Insurance and Health Care Reform
Our sponsored employee health and welfare offerings are an important component of the services that we provide. The future of health care reform continues to evolve in the U.S. For example, the passage of the ACA in 2010 implemented sweeping health care reforms with staggered effective dates from 2010 through 2022, and many provisions in the ACA are still subject to the issuance of additional guidance from the DOL, the IRS, the U.S. Department of Health and Human Services and various U.S. states. Passage of the TCJA in 2017 eliminated the individual mandate tax penalty under the ACA beginning in 2019, while retaining employer ACA mandate obligations. States have developed, and will continue to develop, varying approaches to state-based health exchanges and mandates. Further significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in 2022 and beyond, including the potential further modification or amendment of the ACA, and we may need to adapt the manner in which we conduct our business as a result of any such changes. For additional information on the ACA and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business".
Data Privacy and Security Regulations
We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs and corporate employees, and we are subject to a variety of federal, state and foreign laws, rules, and regulations in connection with such activities. As a sponsor of employee benefit plans, we also have access to certain protected health information (PHI) of our WSEs and corporate employees. Management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, there are penalties and fines for HIPAA violations. Because TriNet sponsored health plans are covered entities under HIPAA, we are required to comply with HIPAA's portability, privacy, and security requirements. We are also subject, among other applicable federal laws, rules and regulations, to the rules and regulations promulgated under the authority of the Federal Trade Commission. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years. Additionally, several federal agencies have issued rules, regulations or other forms of guidance that may impact the privacy and security obligations that apply to our operations. We expect that the federal government’s approach to data privacy and security will continue to evolve in the coming years.
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

TRINET	11	2021 FORM 10-K

BUSINESS	Table of Contents

In 2021, two additional states—Virginia and Colorado—enacted comprehensive data privacy laws that will go into effect in 2023, while legislatures in several additional states considered data privacy laws. These laws impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. Although there are similarities between the data privacy laws enacted in California, Virginia and Colorado (along with the laws that have been proposed in other states), there are also substantive aspects of the laws that differ markedly. This lack of uniformity, which we expect to continue as other states enact data privacy laws, creates significant legal complexities for companies (such as TriNet) that operate nationwide and are required to comply with a patchwork of privacy laws. Moreover, all 50 U.S. states, the District of Columbia, Guam, Puerto Rico, the Virgin Islands and Canada have enacted data breach notification laws that may require us to notify WSEs, clients, employees, third parties or regulators in the event of unauthorized access to or disclosure of personal or confidential information. Complying with existing and new data privacy and security regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure to comply with existing and new data privacy and security regulations could result in significant penalties, damage our reputation and otherwise have a material adverse effect on our business. For additional information on the privacy and security of the confidential, sensitive and personal information and PHI we possess and the potential impact to our business if we fail to protect such information, refer to each of the risk factors included in Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Data Privacy and Security Risks".
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

TRINET	12	2021 FORM 10-K

BUSINESS	Table of Contents

Payroll Taxes, Unemployment Taxes and Payroll Tax Credits
We must also comply with the federal and state payroll tax and unemployment tax requirements that apply where our clients are located. Tax reform efforts, and other payroll tax changes, at the federal, state and local level can impact our payroll tax reporting obligations for our clients and the services we can provide. State unemployment tax rates vary by state based, in part, on prior years’ compensation and unemployment claims experience and may also vary based on the overall claims experience of a PEO. As a result, depending on where clients are located, the fees we charge for unemployment taxes can be higher or lower than a client could obtain alone. In some cases, taxing authorities can retroactively increase the unemployment taxes we pay to cover deficiencies in the unemployment tax funds. We also rely on our clients to accurately report their WSEs' work locations and inaccurate reporting, due to work from home policies during the COVID-19 pandemic or otherwise, can impact our payroll tax obligations and the obligations of our clients and WSEs.
We have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and/or economic recovery. These programs are popular because they allow SMBs, which often have income tax losses, to realize benefits via payroll tax reductions, rather than income tax reductions. As a result, many of our SMB clients demand that we support these programs. Examples of these programs include the 2015 PATH Act, which allows SMBs to use research and development tax credits submitted on the SMB’s income tax return to reduce payroll taxes, and the CARES Act and FFCRA Act payroll tax credit and payroll tax deferral programs enacted in 2020 and 2021, which allow SMBs to defer certain payroll tax obligations to a later date or to receive payroll tax reductions and refunds based on SMB employment practices that are beyond a PEO’s control. These programs have generally not been designed with the PEO industry in mind and these programs are subject to broad agency interpretations given their complexity. For additional information tax credit programs, and the risks they post to our operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business."
Other Employment Regulations
We must also comply with labor and employment laws, which can change frequently at the federal, state and local level. In particular, regulatory focus on the classification of employers, employees and independent contractors has the potential to significantly change how we and other PEOs operate and the services that we and other PEOs can provide to our clients and WSEs. For example, in September 2019, California passed AB5, a law that could potentially reclassify client independent contractors as employees by establishing the ABC test to determine if a worker is an employee or independent contractor for most occupations. On September 30, 2021, and effective January 1, 2022, California expanded the number of occupations exempt from the ABC test. In November 2020, California voters passed Proposition 22, which supersedes AB5 for certain types of contractors. On August 20, 2021, a California state court found that portions of Proposition 22 were unconstitutional and further held that the entirety of Proposition 22 was unenforceable. Effective July 1, 2021, Alabama adopted the IRS’s 20-factor test to determine whether a worker is an employee or an independent contractor, while on August 1, 2021, Louisiana started using an 11-factor test under its unemployment law to determine worker classification.
The legal landscape is also in flux at the federal level. In 2020, the DOL issued a rule changing the definition of joint employer used under the Fair Labor Standards Act (FLSA) which was later rescinded in 2021. The National Labor Relations Board (NLRB) announced plans to create a new rule in 2022 for determining whether two businesses are joint employers under the National Labor Relations Act (NLRA), while the DOL plans to start on a new rule to raise the salary required for the executive, administrative and professional exemptions under the FLSA. We do not believe that we are, or will be, a joint employer under the FLSA rules, but the impact of new regulations like these could lead to increased legal claims against us or our clients, increase our compliance costs, or require changes to how we operate our business and the services we provide to our clients and WSEs. For additional information, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business".

TRINET	13	2021 FORM 10-K

BUSINESS	Table of Contents

Our Human Capital Resources
As of December 31, 2021, we had approximately 364,900 WSEs and 2,800 corporate employees, or colleagues.

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

We regularly conduct surveys to seek feedback from our colleagues on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and opportunities to improve the attractiveness of our company with existing and potential colleagues. The results are shared with our colleagues and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in colleague engagement. None of our corporate colleagues are covered by a collective bargaining agreement.

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

TRINET	14	2021 FORM 10-K

BUSINESS	Table of Contents

Our Approach to Acquisitions
Historically, we have pursued acquisitions to both expand our service capabilities and supplement our growth across geographies and certain industry verticals. Our acquisition targets have included PEOs and other HR solution providers as well as technology companies or technology product offerings to supplement or enhance our existing HR solutions. In December 2021, we entered into a definitive agreement to acquire Zenefits, a leading cloud HR platform which provides innovative and intuitive HR, benefits, payroll and employee engagement software purpose-built for SMBs. We intend to continue to pursue acquisitions, where appropriate, that will enable us to add new clients and WSEs, expand our presence in certain geographies or industry verticals and offer our clients and WSEs more attractive services.
The Impact of Seasonality on Our Business
Our business is affected by seasonality in client business activity and WSE benefit selection, health claims costs and payroll taxes:
•Clients generally change their payroll service providers at the beginning of the payroll tax year; as a result, we have historically experienced our highest volumes of new clients and terminating clients in the month of January.
•WSEs select our benefit plans during their respective open enrollment periods, which occur throughout the year. We have historically experienced the largest proportion of WSE benefit changes in the first quarter and fourth quarter.
•Health claims costs tend to increase throughout the year as the utilization of medical services above each WSE's deductible causes our insurance costs to increase. In addition, the overall use of medical services by WSEs, including elective procedures, tends to increase later in the calendar year. During the COVID-19 pandemic, we observed significant fluctuations in the typical seasonal use of medical services by our WSEs. The COVID-19 pandemic and emerging variants may continue to cause variability in our WSE's medical services utilization that may result in changes in this seasonal trend in our business.
•Certain payroll tax related billings are based on the WSE's annual taxable wage base up to a set cap. WSEs frequently meet these wage base caps in the first two quarters of the year, depending on the WSE's compensation level, resulting in lower related billing contributions to PSR in the latter half of the year.
Our Owned and Licensed Intellectual Property
We own or license from third parties various computer software, as well as other intellectual property rights, used in our business. Generally, we protect our intellectual property rights through the use of confidentiality and non-disclosure agreements and policies with our employees and third-party partners and vendors. We also own registered trademarks in the United States, Australia, Canada, the United Kingdom, and the European Union covering our name and other trademarks and logos that we believe are materially important to our operations. We generally protect our trademarks through federal registration or through the commercial use of our trademarks. Trademark registrations must generally be renewed every five to ten years and we renew the registration of trademarks that we deem to have continuing value to our business.
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

TRINET	15	2021 FORM 10-K

RISK FACTORS	Table of Contents

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
Risks Related to the COVID-19 Pandemic
The economic, health and business disruption caused by the COVID-19 pandemic continues to impact our business and could result in a material adverse effect on our business, results of operation and financial condition.
The COVID-19 pandemic has resulted in an economic slowdown and, while there have been signs of economic recovery in 2021, the pandemic continues to disrupt our business and the businesses of our SMB clients. We cannot predict or control all of these disruptions, and any such disruptions may have a material adverse effect on our financial condition and results of operations.
Any of the COVID-19 related risks below could have a material adverse effect on our business, results of operations or financial condition. We cannot predict the duration and scope of the pandemic (including the emergence of new variants), the impact of the pandemic on the national and global economy, the duration of the economic downturn, government response to the pandemic and our ability to support laws and programs intended to help SMBs, and whether our clients' businesses will contract or fail due to the pandemic. Any of these factors could exacerbate the risks and uncertainties identified below.
Actual and potential impact on clients and prospects
The change in the economic environment due to the COVID-19 pandemic has had, and may continue to have, an adverse economic impact on our clients and potential clients. We have seen, and expect to continue to see, affected businesses freeze headcount, furlough and terminate employees, and partially or completely shut down business operations. Impacted businesses have faced and we expect many will continue to face liquidity issues, reduced budgets, or an inability to pay for our services or the same level of our services. For example, in the second quarter of 2020, our new sales growth declined and we experienced higher WSE attrition than prior periods. See the risk factor titled “Our clients are particularly affected by volatility in the financial and economic environment, which could harm our business” below for more details.
Actual and potential impact on insurance costs
The COVID-19 pandemic has changed how and when our WSEs incur health expenses. We have experienced and expect to continue to experience higher than normal volatility and variability in the amounts that we pay for group health insurance expenses incurred by WSEs within our deductible layer under our risk-based health insurance policies.
For example, during the third quarter of 2021, we saw increased constraints on access to medical services and systems, particularly in regions that saw increases in COVID-19 hospitalizations. These constraints reduced preventative and elective procedures, resulting in a decrease in our MCT, defined as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, unit cost and timing of services provided to plan participants. This decrease resulted in a lower than normal Insurance Cost Ratio during that period.
It is difficult to predict the rate at which the use of medical services will change as new variants emerge and individual, provider network and government reactions to those variants change. COVID-19 testing, treatment and vaccination costs also make it more difficult to predict future health claims costs, and actual claims patterns and cost trends may differ significantly from our historical experience. Because we assume the risk of variability in future health claims costs for our enrollees under our risk-based health insurance policies, this unpredictability could result in higher-than-expected insurance costs, which could have a material adverse effect on our business, results of operations and financial condition.
As we set our benefit services fees for health and welfare benefits in advance for a fixed benefit period, if actual MCT exceeds our projections, this would result in a higher Insurance Cost Ratio, which could have a material adverse effect on our business, results of operations and financial condition. For details on how the volume and

TRINET	16	2021 FORM 10-K

RISK FACTORS	Table of Contents

severity of insurance claims and MCT impact our insurance costs, refer to Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A and the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” below.
In response to COVID-19, many states have adopted standards intended to extend workers’ compensation coverage to claims based on a diagnosis of COVID-19. Most states have focused on providing coverage for first responders, frontline healthcare workers and other essential workers. We are responsible for the deductible layer under our workers’ compensation policies, and our insurance costs are affected by our WSEs' workers’ compensation insurance claims experience. Any law or legal standard that increases the number of covered workers’ compensation claims under our insurance policies could have a material adverse effect on our insurance costs and financial condition. See the risk factor titled “Unexpected changes in workers’ compensation and health insurance costs and claims by worksite employees could harm our business” below for more details.
Actual and potential impact of the laws affecting our industry and clients
New laws and programs have been enacted, and may continue to be enacted, at every level of government to help the economy, employers and employees. For example, the 2020 FFCRA and CARES Act and the 2021 PPPFA and ARPA, and subsequent agency guidance related to those acts, created the paycheck protection program (PPP), mandatory employee leave requirements, payroll tax deferral and tax credit programs, COBRA premium assistance facilitated via employer payroll tax credits, and other employment- and employment tax-related incentives. SMBs must rely on PEOs to help take advantage of these programs, and new and amended laws adding programs or changing existing programs may be passed at the federal, state, and local level at any time.
Most of these laws and programs have not been, and we do not anticipate will be, enacted with the PEO industry in mind. As a result, we cannot guarantee we will be able to support any of these laws and programs in a timely and cost effective manner or at all, which could reduce or eliminate the attractiveness of our services and/or affect the ability of our clients and WSEs to fully realize the benefits of these laws and programs, which would have a material adverse effect on our business, financial condition and results of operations. See the risk factor titled “Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business” below for more details.
Operational Risks
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
Under our risk-based health insurance policies, we assume the risk of variability in future health claims costs for our enrollees. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay for group health insurance expenses incurred by WSEs within our deductible layer under these risk-based policies, based on changing trends in the volume and severity of medical and pharmaceutical claims. This variability arises from changes to the components of MCT. These trends change, and other seasonal trends and variability may develop, which makes it difficult for us to predict this aspect of our business and our failure to accurately predict these trends could have a material adverse effect on our business, financial condition and results of operations.
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
We accrue for the estimated future costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies, using external actuaries and our own experience to develop the estimates, but the volume and severity of claims activity is inherently unpredictable. Estimating these accrued costs requires us to consider a number of factors and requires significant judgment and if our estimates are wrong, that could result in a material adverse effect on our business, financial condition and results of operations.

TRINET	17	2021 FORM 10-K

RISK FACTORS	Table of Contents

If we subsequently receive updated information indicating that the volume and severity of insurance claims were higher or lower than previously estimated and reported, our insurance costs could be higher or lower, respectively, in that period or subsequent periods as we adjust our accrued costs accordingly, which could have a material adverse effect on our business, financial condition and results of operations. We have experienced both favorable and unfavorable insurance cost variability due to claims activity in the past and could have similar or worse experiences in the future. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A, of this Form 10-K for further discussion of these estimates.
Our co-employment relationship with our worksite employees exposes us to unique business risks.
We are the co-employer of our WSEs. As the co-employer of our WSEs, we assume some of the risks and obligations of an employer. For instance, we may need to provide access to health benefits to our WSEs even if the cost of providing benefits exceeds the service fees received from our clients. The extent of our responsibility for other aspects of our co-employer relationship with our WSEs remains subject to regulatory uncertainty at the federal, state and local levels. For example, under certain circumstances, we may be responsible for paying salaries, wages and related payroll taxes of our WSEs, even if our clients have not timely remitted payments to us.
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
We seek to mitigate these risks through agreements and insurance coverage and by requiring certain clients to pre-fund certain obligations. Our agreements with our clients divide responsibilities between us and our clients and provide that our clients will indemnify us for any liability attributable to their own or our WSEs' conduct. However, we may not be able to effectively enforce or collect on these obligations. In addition, we maintain insurance coverage, including workers’ compensation and EPLI coverage, to limit our and our clients' exposure to various WSE-related claims. Subject to split by contract, we are still responsible for any deductible layer under such insurance and such insurance generally excludes coverage for claims relating to the classification of employees as exempt or non-exempt, other wage and hour issues, and employment contract disputes. We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us and for which we are unable to obtain indemnification from our clients.
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
Our SMB clients are particularly affected by volatility in the economic environment.
Our clients are small and medium-size businesses that we believe are particularly susceptible to changes in the level of overall economic activity in the markets in which they operate. These businesses are often exposed to credit and cash liquidity risks that larger businesses may be able to avoid, and during periods of weak economic conditions, small business failures tend to increase and employment levels tend to decrease. During these periods, our clients have in the past and may in the future reduce employee headcount, compensation and/or benefits levels, which could negatively affect our revenues and margins if we are unable to reduce our operating expenses sufficiently or quickly enough. During these periods, we have also seen in the past and expect to see during such periods in the future, clients terminating our services and/or fewer new clients. When our clients leave us or reduce their headcount, we see increases in unemployment and related COBRA claims costs that we may be unable to recover based on the fees established in our client service agreements.
We lose clients for many reasons that we cannot control or easily predict and, generally, our clients sign service agreements that they can cancel on short notice.

TRINET	18	2021 FORM 10-K

RISK FACTORS	Table of Contents

Our standard client service agreement can generally be canceled by our clients (or us) with 30 days’ prior written notice. We regularly experience client attrition and decreases in new client sales due to a variety of factors that are difficult for us to control or predict, including the overall national economic conditions, client mergers and acquisitions, increases in our administrative and benefit services fees, client business failure and liquidity issues, the effects of competition, and client decisions to administer HR in-house or via a non-PEO solution. If we were to experience WSE or client attrition for any of the above reasons in excess of historic or expected rates, or if we incorrectly estimate the impact of the above factors on WSE or client attrition rates, it could have a material adverse effect on our business, financial condition and results of operations.
Geographic and industry market concentration makes our results of operations vulnerable to regional and industry-specific economic and health factors.
Our top five markets, California, New York, Florida, Texas and Georgia, accounted for approximately 60% in aggregate of our paid WSEs for the year ended December 31, 2021. If any of those geographic regions suffers a downturn, even if the economy at the national level remains strong, or experience higher than expected medical services utilization, due to regional health issues, including as a result of the COVID-19 pandemic, the portion of our business attributable to clients in that region could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.
In addition, most of our clients operate in a relatively small number of industries, including the technology, professional services, financial services, life sciences and not-for-profit industries. As a result, if any of those specific industries suffers a downturn, even if the economy at the national level remains strong, the portion of our business attributable to clients in that industry could be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our client recovery programs have significant costs. These costs will not be recovered if these programs fail to achieve the business goals for which they are designed, which could result in a material adverse effect on our business, results of operation and/or financial condition.
In response to the COVID-19 pandemic, we created several programs to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. These programs are designed to promote client loyalty, incentivize client retention, and to differentiate TriNet from its peers in the PEO industry and in other competing HR services industries. However, these programs are also associated with significant costs, and we cannot guarantee that we will recover these costs, or achieve our intended client loyalty, retention and product differentiation goals from these programs.
In April 2020, we created our Recovery Credit program. Eligible clients received one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months. As a result of the Recovery Credit, we reduced our total revenues by $128 million in 2020 and $17 million in 2021.

TRINET	19	2021 FORM 10-K

RISK FACTORS	Table of Contents

If any of these programs, or any of our future client recovery programs, fails to generate the business impact for which they are designed, for any reason, our financial performance will be negatively affected, which could result in a material adverse effect on our business, financial condition and results of operations. For more details on our Recovery Credit program and 2021 Credit Program, refer to Note 1 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K.
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
In addition, broad adoption of our services in certain geographic regions or industries may make it more difficult for us to obtain competitive health and/or workers' compensation insurance rates due to concentration of clients within a particular region or industry. For example, we have significant concentrations of clients in California, New York, Florida, Texas and Georgia, which account for approximately 60% in aggregate of our paid WSEs for the year ended December 31, 2021. The loss of any one or more of our key insurance vendors in these areas, or our inability to partner with certain vendors that are better-known or more desirable to our clients or potential clients, could have a material adverse effect on our financial condition and results of operations.
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
To satisfy client expectations and regulatory requirements, we must timely and effectively identify, develop, or license appropriate technologies, and incorporate them into the solutions that we provide. New services or upgrades may not be released according to schedule, or may contain defects when released. Difficulties with the performance of our new technologies, or our ability to satisfy changes in regulatory requirements, could result in adverse publicity, loss of sales, delay in market acceptance of our services, or client claims against us, any of which could materially harm our business. Even if we are capable of satisfying client expectations in these areas, we may not be able to do so on a cost-effective basis, which could have a material adverse effect on our financial condition and our results of operations. We could lose market share if our competitors develop superior products and services or satisfy client or regulatory demands before we are able to do so. If we are unable to satisfy the evolving product and service expectations and regulatory requirements, then we would experience lower client satisfaction, fewer new clients and higher client attrition, which could have a material adverse effect on our business.
We have acquired, and may in the future acquire, other businesses and technologies, which can divert management's attention and create integration risks and other risks for our business.
We have completed numerous acquisitions of other businesses and technologies, and we expect that we will continue to pursue future acquisitions. On December 23, 2021, we entered into a definitive agreement to acquire YourPeople, Inc. dba Zenefits. Acquisitions, including the potential acquisition of Zenefits, involve numerous other risks, some of which we have experienced in the past and which we may experience in the future, including:
•over-valuing and over-paying for businesses and technologies,
•increased operating costs and unanticipated costs to successfully integrate the clients, WSEs, operations, systems, technologies, services and personnel of the acquired business,
•establishing or maintaining required internal controls, procedures and policies for the acquired business,
•diversion of management’s attention from other business concerns,

TRINET	20	2021 FORM 10-K

RISK FACTORS	Table of Contents

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
Our business and operations have undergone and will continue to undergo significant change as we seek to improve our operational effectiveness and the support, services and products that we provide to our clients. If our clients and prospects do not accept these changes, or if we are unable to effectively manage this change, our business and results of operations may suffer.
We have changed our operations and client service processes in recent periods in order to improve our operational effectiveness, and to provide improved client support, services and product options, and we will continue to do so in the future. For example, in 2020, we adopted a new client service engagement support model, called Connect 360, that we believe will benefit our clients and WSEs by providing them with improved support.. Similarly, in 2021, we launched Financial Services Preferred, and a new product, called IOM, that offers clients the option to receive PEO services from TriNet while also obtaining client-sponsored health benefits from a third-party broker that partners with TriNet. We have adopted robust remote work policies and practices during the COVID-19 pandemic. These policies and practices may make it more difficult to manage and implement certain program, service and product initiatives for our clients and their WSEs. If our clients and prospects do not accept or value these support programs, services and products, and other similar changes we make in the future, we may lose clients, experience reduced onboarding rates, and see increased operational costs, any one of which could have a material adverse effect on our business, financial condition and results of operations.
In addition, managing these operational and process changes typically requires changes our internal operational, financial and management controls and reporting systems and procedures while we simultaneously seek to effectively recruit, integrate, train and motivate new corporate employees, retain our existing corporate employees, maintain our corporate culture, effectively execute our business plan, satisfy our existing clients, acquire new clients, and enhance the quality and scope of our services. These activities also require significant operating and capital expenditures and allocation of valuable management and employee resources. If we fail to manage these operational and process changes effectively, our costs and expenses may increase more than we expect and our business, financial condition and results of operations may be harmed.

TRINET	21	2021 FORM 10-K

RISK FACTORS	Table of Contents

If we are unable to attract, maintain and manage qualified personnel, including our sales force, our business may be harmed.
To succeed, we must be able to attract and retain highly motivated and qualified personnel. Competition for skilled employees is intense and, if we are unable to attract and retain the personnel we need, our business may suffer. For example, like many businesses we have experienced higher than normal rates of employee turn-over during the COVID-19 pandemic and related "great resignation".
We have also experienced elevated sales force attrition in the past and may experience it in the future, for a variety of reasons, including due to changes in industry or client focus, compensation structure, third-party competition for sales talent and other factors. Newly hired sales personnel are typically not productive for some period of time following their hiring, which results in increased near-term costs to us relative to their actual sales contributions during this period. If we are unable to effectively train and maintain an adequately seasoned sales force, our revenues likely will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.
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
Any actual or attempted cyber-attack or other security-related incident could have a material adverse effect on our business, reputation, financial condition or results of operation. Any actual or attempted breach or disclosure of the confidential, sensitive and personal information that we possess about our clients and WSE could have a material adverse effect on our business, reputation, financial condition or results of operations. Public perception of, or even inaccurate or unfounded rumors of, any such attacks, incidents, breaches or disclosures, could have a material adverse effect on our business, reputation, financial condition or results of operation.

TRINET	22	2021 FORM 10-K

RISK FACTORS	Table of Contents

Any such attacks, incidents, breaches or disclosures could result in material financial liability by
•resulting in material fines, penalties, orders, sanctions and proceedings or actions against us or our service providers by regulatory authorities, clients and other third parties,
•requiring us to indemnify clients and other third parties,
•damaging our reputation,
•forcing us to incur significant expenses to defend our actions and practices,
•delaying product and service development plans,
•resulting in unrelated compliance breaches as a result of system failures or management distraction, and
•increasing our costs of doing business.
TriNet does not need to be the target of such attacks, incidents, breaches and disclosures for them to have a material adverse effect on our operations. For example, a cybersecurity attack on a key third-party software service provider could disrupt our services or compromise client data entrusted to that service provider. In December 2021, a third party reported a security vulnerability in a commonly used Java-based application that TriNet also uses called “Log4j”. After review, our security team determine that no security compromise had occurred within TriNet’s systems, but this is no guarantee that a vulnerability identified in any other third-party software would not result in a security compromise. Similarly, a security incident involving a client could result in access to TriNet’s systems. Any of these incidents, even if not initially directed at TriNet, could also have a material adverse effect on our business operations, result in liability, fines and penalties or other regulatory sanctions, a loss of confidence in our ability to provide our services, and/or harm our reputation and relationships with current or potential clients.
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

TRINET	23	2021 FORM 10-K

RISK FACTORS	Table of Contents

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

TRINET	24	2021 FORM 10-K

RISK FACTORS	Table of Contents

In addition to breach notification laws, we have seen increased focus at every level of government inside and outside of the United States on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. For example, in recent years, many states have proposed or enacted new laws or amended existing laws. Certain state laws, including the CCPA and CPRA, may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts, requiring attention to changing regulatory requirements. We believe that we currently comply with the requirements of the CCPA, but additional provisions of the CCPA became effective in 2021 and will become effective in 2023. In 2021 the CCPA went into effect and imposed certain obligations on businesses, such as a requirement to respond to consumer data access requests. We evaluated our obligations under CCPA and ensured necessary compliance. The CPRA, which goes into effect in 2023, may impose additional obligations on us. While we are working to comply with these provisions, we cannot guarantee that we will not incur significant costs or that our efforts will be successful. As a sponsor of employee benefit plans with access to certain PHI, we are subject to regulation at the federal level, including under the HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI and there are penalties and fines for HIPAA violations. Additionally, in 2021 the U.S. Department of Labor issued cybersecurity best-practices guidance for sponsors, administrators, service providers and participants of defined contribution retirement plans, which guidance is relevant to the retirement plans we maintain for our corporate employees and worksite employees.
For details regarding these data privacy and security laws and regulations discussed above and that apply to our operations, refer to Part I, Item 1. Business, of this Form 10-K, under the heading "The Laws and Regulations that affect Our Business: Data Privacy and Security Regulations". Complying with these and any other data privacy and security laws, rules and regulations, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. For example, we have incurred and expect to continue to incur additional costs to comply with the CCPA and other similar regulations. Despite our efforts, in the future we may be unable to make required changes and modifications to our business practices in a commercially reasonable manner, or at all. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations. As a result, we may be required to incur significant, unexpected compliance costs and we may be exposed to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, all of which could have a material adverse effect on our business and operations. Any inability, or the perception of any inability, to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with clients and have a material adverse effect on our business.
Legal and Compliance Risks
Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
The services we provide to our clients are subject to numerous complex federal, state and local laws and regulations, including those described in Part I, Item 1. Business, of this Form 10-K. These laws and regulations cover a diverse range of topics, including employer status, employee and independent contractor classifications, employee benefits, health and retirement plans, workers' compensation, employment and payroll tax, worksite safety, insurance and banking, wage and hour, anti-discrimination, and many topics specific to the industries of our clients. Many of these laws do not specifically address PEOs or co-employment relationships, and regulators are often unfamiliar with the PEO industry and co-employment relationships, which can lead to unpredictable application, interpretation and enforcement of these laws and regulations at the federal, state and local levels in relation to our business.
Any new laws, changes in existing laws, or any adverse application, interpretation or enforcement of new or existing laws, including those described in Part I, Item 1. Business, of this Form 10-K, whether they apply to employers generally or specifically to PEOs or to our co-employment relationships could:
•reduce or eliminate the value and benefits that clients realize by using our services,
•change or eliminate the types of services we provide,
•require us to make significant changes to how we do business and provide services,

TRINET	25	2021 FORM 10-K

RISK FACTORS	Table of Contents

•require us to modify our current business practices or operations,
•affect the extent and type of employee benefits that employers and co-employers can or must provide employees,
•alter the amount, timing and type of taxes employers, co-employers, clients and WSEs are required to pay and that we must manage for and collect from our clients,
•increase the cost and complexity of the licensing requirements for our business operations,
•create or increase our liability and responsibilities to our clients and WSEs, and/or
•mandate new compliance requirements, disclosures or services.
Any of the above changes could have a material adverse effect on our business, financial condition and results of operations.
For example, we have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and/or economic recovery. These programs are popular because they allow SMBs, which often have income tax losses, to realize benefits via payroll tax reductions, rather than income tax reductions. However, these programs have generally not been designed with the PEO industry in mind and rely on calculations contained in client income tax returns (which PEOs do not process in their role as the co-employer) and/or other client data that cannot be verified by a PEO, even though the resulting tax benefits are processed through the PEO’s payroll tax returns. Because minimal guidance exists in the statutes that create these programs, they are subject to broad agency interpretation and confusion. In addition, the processes used to evaluate payroll tax filings are designed with individual taxpayers in mind, not PEOs that aggregate the filings of many clients, which can further increase agency confusion and make it difficult to predict agency interpretations.
Examples of these programs include the 2015 PATH Act, which allows SMBs to use research and development tax credits submitted on the SMB’s income tax return to reduce the SMB’s payroll taxes, and the CARES Act and FFCRA Act payroll tax credit and payroll tax deferral programs enacted in 2020 and 2021, which allow SMBs to defer certain payroll tax obligations to a later date or to receive payroll tax credits based on SMB employment practices that are beyond our control. The IRS has taken positions that we and other PEOs, rather than clients, are responsible for client errors and repaying rejected tax credit claims under these and similar programs. While our clients are contractually responsible for repaying us for any rejected credits under these programs, a contract does not guarantee our ability to recover rejected tax credits and any failure to recover rejected tax credits from our clients would increase our operating expenses, which could result in a material adverse effect on our financial condition and results of operations. Similarly, and the IRS has taken positions that the tax benefits under these programs should be calculated on an aggregate PEO, rather than individual client, basis, which may limit our ability to obtain full tax benefits for our clients under these and similar programs and/or increase our exposure to credit risk if we are not able to recover excess tax credits paid to our clients. We cannot predict how these positions will ultimately be resolved and if they are resolved unfavorably, we may be forced to discontinue supporting some or all of these programs and/or incur tax expenses that we cannot recover from our clients, which could have a material adverse effect our ability to attract and retain SMB clients.
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

TRINET	26	2021 FORM 10-K

RISK FACTORS	Table of Contents

required to offer. Our ability to comply with, and adapt our service offerings to take advantage of, any such changes could require significant additional costs, divert management attention, or be prohibitive based on cost, technology or other factors, which could result in a material adverse effect on our business, financial condition and results of operations.
If we are not recognized as an employer of worksite employees under federal and state regulations, we and our clients could be adversely impacted.
In order to sponsor certain employee benefit plan offerings for WSEs, we must qualify as an employer of WSEs for certain purposes under the Code and ERISA. In addition, our status as the employer for the purposes of ERISA is important for purposes of ERISA’s preemption of certain state laws. The definition of employer under various laws is not uniform, and under both the Code and ERISA the term is defined in part by different facts and circumstances tests.
Generally, these tests are designed to evaluate whether an individual is an independent contractor or employee and they provide substantial weight to whether a purported employer has the right to direct and control the details of an individual's work. Some factors that may be considered important under these tests have included the employer’s degree of behavioral control (for example the extent of instructions, training and evaluation of the work), financial control and the economic aspects of the work relationship, the type of relationship, as evidenced by the specific contract, if any, whether employee benefits are provided, whether the work is indefinite in duration or project-based, and whether it is a regular part of the employer’s business. However, a definitive judicial interpretation of “employer” in the context of PEOs has not been established.
We believe that we qualify as the employer of WSEs for the purposes of Sections 3(5) and 3(40) of ERISA and that our health plans are single-employer plans that, as such, are entitled to ERISA’s preemption of the application of state law. The DOL, however, has determined on a facts and circumstances basis that certain entities in the HR outsourcing industry do not qualify as common law employers. In addition, the DOL routinely audits employee benefit plan offerings of employers, and these audits can take years to complete. In one routine audit of one of TriNet’s health plans, the DOL has indicated that while it agrees that we are an employer for ERISA purposes, it believes that wherever there is more than one employer of a WSE, no employer may qualify as a single employer for ERISA purposes. This DOL interpretation is contrary to our interpretation of the applicable ERISA facts and circumstances test, and we understand it also is contrary to the position of other national PEOs. We will continue to vigorously defend our position that we are the sole employer of our WSEs for the purposes of Sections 3(5) and 3(40) of ERISA, and therefore that our health plans are single-employer plans entitled to ERISA’s preemption of applicable state laws. While we have no current DOL audit on-going regarding this issue, the DOL’s position remains uncertain, and this issue may arise in future audits of TriNet plans or the plans of other PEOs in our industry. If it were ultimately determined that all health plans sponsored by PEOs are multiple-employer plans and subject to potential regulation at the state level, we would likely adjust our business model and the manner in which we provide employee health benefits to WSEs. Any such adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs, which could have a material adverse effect on our business and results of operations.
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
Further, if we are not recognized as an employer under the Code, we may be required to change the method by which we report and remit payroll taxes to tax authorities. Such changes could have a material adverse effect on our business and results of operations.

TRINET	27	2021 FORM 10-K

RISK FACTORS	Table of Contents

The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business.
National views on employers, employees and independent contractors are changing at a rapid rate, as evidenced by recent federal and state rule changes. In September 2019, California passed AB5, a law that could potentially reclassify client independent contractors as employees. In November 2020, California voter passed Proposition 22, which supersedes AB5 for certain types of contractors. On August 20, 2021, a California state court found that portions of Proposition 22 were unconstitutional and further held that the entirety of Proposition 22 was unenforceable. Changes like these to the rules in any jurisdiction that define when a worker is an employee or independent contractor can increase or decrease the pool of WSEs that we can co-employ and include in our TriNet sponsored benefit plans, which may negatively impact client demand for the services we provide, require us to modify or change how we operate our business and have a material adverse effect on our business and results of operations.
In January 2020, the DOL issued a new rule broadening the definition of joint employer that has been used under the Fair Labor Standards Act (FLSA) for more than sixty years. In 2022, the National Labor Relations Board (NLRB) plans to create a new rule for determining whether two businesses are joint employers under the National Labor Relations Act (NLRA). Joint employment is not the same as co-employment, and we do not believe that we are a joint employer under the DOL rule or any future NLRB rule, or that these rule changes impact our status as a co-employer. While the DOL rule has been partially vacated by a district court decision, these changes could still potentially result in increased FLSA joint employment claims, which could divert management attention and cause us to incur additional and potentially material costs to defend.
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
If we do not comply with our regulatory license requirements, or if we are deemed to be operating in various non-PEO licensed industries without the required licenses, we and our clients could be adversely impacted.
Most states require PEOs to hold a license and we are licensed as a PEO in all states that require such licenses. If we are not able to satisfy existing or future PEO licensing requirements or other applicable regulations in any state, we may be prohibited from doing business in that state, including having any clients within that state.
In the fourth quarter of 2021, we launched a new product, called IOM, that offers clients the option to receive PEO services from TriNet while obtaining client-sponsored health benefits from a third-party broker that partners with TriNet. TriNet does not broker insurance, but we do maintain producer licenses in all 50 states and select U.S. territories. If we are not able to satisfy existing or future producer licensing requirements, or other applicable regulations in any state, we may not be able to operate this program in the same manner, or we may lose the ability to collect certain administrative fees, within that state.
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

TRINET	28	2021 FORM 10-K

RISK FACTORS	Table of Contents

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
In addition, the trading price of our common stock is subject to fluctuation in response to a variety of factors, including the factors above and below, many of which are not within our control, including, without limitation:
•the overall performance of the equity markets,
•any trading activity, or a market expectation regarding such activity, by our directors, executive officers and significant stockholders,
•the economy as a whole, and its impact on SMBs and our clients,
•the performance and market perception of companies that investors believe are similar to us,
•any significant changes in the liquidity of our common stock, and
•market acceptance of our performance across non-financial factors, including evolving environmental, social, and governance factors favored by investors and required by regulators.

TRINET	29	2021 FORM 10-K

RISK FACTORS	Table of Contents

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
On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of January 31, 2022, Atairos beneficially owned approximately 33% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result Atairos, particularly when acting with our executive officers, directors and their affiliates, is able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

TRINET	30	2021 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

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
• Reno, Nevada
• Indian Land, South Carolina
• Austin, Texas
For more information regarding our leases, refer to Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 10 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

TRINET	31	2021 FORM 10-K

STOCK ACTIVITIES	Table of Contents

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is traded on the New York Stock Exchange under the symbol “TNET”.
As of February 7, 2022, we had 31 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in a trust by other entities.
For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Dividend Policy
We did not declare or pay cash dividends in 2021 or 2020. Payment of cash dividends in the future, if ever, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our credit facility (refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.
Performance Graph
The graph on the following page compares the cumulative return on our common stock since December 31, 2016 with the cumulative return on the S&P 500 Index and a Peer Group Index. The cumulative return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor's 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on December 31, 2016 and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had at each year end.

TRINET	32	2021 FORM 10-K

STOCK ACTIVITIES	Table of Contents

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
TNET
S&P 500
PEER GROUP

(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2021:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (3)
October 1 - October 31, 2021	5,116	$98.36	—	$264
November 1 - November 30, 2021	45,279	$108.44	—	$264
December 1 - December 31, 2021	75,814	$95.15	6,202	$263
Total	126,209		6,202
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $951 million as of December 31, 2021. The total remaining authorization for future stock repurchases under our stock repurchase program was $263 million as of December 31, 2021. Our board of directors subsequently approved an aggregate total of $300 million under this program in February 2022. As a result, the total remaining authorization for future stock repurchases under our stock repurchase program was $563 million, as of February 14, 2022. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $1 million of our outstanding stock during the three months ended December 31, 2021.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. As part of our stock repurchase program, we repurchased approximately $94 million of our common stock in 2021 using existing cash and cash equivalents through our Rule 10b5-1 plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.

TRINET	33	2021 FORM 10-K

STOCK ACTIVITIES	Table of Contents

Our stock repurchases are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and the restrictions imposed by our credit facility, refer to Note 9 and Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

TRINET	34	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operational Highlights
Our consolidated results for 2021 reflect our continuing efforts to serve our existing clients throughout the COVID-19 pandemic and to support the economic recovery of SMBs. We will continue to monitor and evaluate developments relating to the COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business and our clients' businesses.
During 2021 we:
•continued to grow total revenues as we achieved the highest Total WSEs in our history,
•entered into a definitive agreement to acquire Zenefits,
•established our 2021 Credit Program to benefit our eligible clients,
•hosted the 2nd annual TriNet PeopleForce conference, our showcase customer and prospect conference focused on business transformation, agility and innovation for small and medium-size businesses,
•introduced TriNet Financial Services Preferred, a new top-tier version of our HR solution that addresses the critical HR needs of businesses in the financial services industry,
•launched 'Connect 360', an innovative service model intended to better meet client needs, and
•completed a $500 million senior notes offering, repaid and terminated our outstanding term loan, and replaced our existing revolving credit facility with a new $500 million revolving credit facility.
Performance Highlights
Our results for 2021 when compared to 2020 are noted below:

$4.5B		$455M		86%
Total revenues		Operating income		Insurance cost ratio
13%	increase	24%	increase	1%	increase

$338M		$5.07		$376M
Net income		Diluted EPS		Adjusted Net income *
24%	increase	27%	increase	24%	increase

	340,067		364,940
	Average WSE		Total WSE
	5%	increase	10%	increase
*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
We continued to achieve year-over-year revenue growth, reflecting our higher Average WSEs, rate increases and the $111 million decrease in the Recovery Credit recognized in 2021 compared to 2020.
During 2021, our Average WSEs increased 5% and total WSEs increased 10% compared to 2020, primarily as a result of continued hiring by clients in our installed base.
Increased medical services utilization in 2021, combined with increased volume due to WSE growth, resulted in higher insurance costs compared to 2020.
The growth in total revenues, partially offset by increases in insurance costs and operating expenses, resulted in increases in our net income and Adjusted Net Income of 24%.

TRINET	35	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2021, 2020 and 2019. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Income Statement Data:
Professional service revenues	$639	$544	$530	17%	3%
Insurance service revenues	3,901	3,490	3,326	12	5
Total revenues	4,540	4,034	3,856	13	5
Insurance costs	3,339	2,979	2,927	12	2
Operating expenses	746	687	661	9	4
Total costs and operating expenses	4,085	3,666	3,588	11	2
Operating income	455	368	268	24	37
Other income (expense):
Interest expense, bank fees and other	(20)	(21)	(21)	(5)	—
Interest income	6	10	23	(40)	(57)
Income before provision for income taxes	441	357	270	24	32
Income taxes	103	85	58	21	47
Net income	$338	$272	$212	24%	28%

Cash Flow Data:
Net cash provided by operating activities	218	546	471	(60)%	16%
Net cash used in investing activities	(135)	(151)	(188)	(11)	(20)
Net cash provided by (used in) financing activities	12	(208)	(176)	(106)	18

Non-GAAP measures (1):
Adjusted EBITDA	565	468	378	21	24%
Adjusted Net income	376	303	236	24	28
Corporate Operating Cash Flow	415	338	233	23	45

Operating Metrics:
Insurance Cost Ratio	86%	85%	88%	1	(3)%
Average WSEs	340,067	323,672	324,927	5	—
Total WSEs	364,940	331,908	340,017	10	(2)
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of December 31, 2021, 2020 and 2019.

	Year Ended December 31,			% Change
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Balance Sheet Data:
Cash and cash equivalents	$612	$301	$213	103%	41%
Working capital	700	290	228	141%	27%
Total assets	3,309	3,043	$2,748	9%	11%
Debt	495	369	391	34%	(6)%
Total stockholders’ equity	881	607	475	45%	28%

TRINET	36	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

A discussion regarding our financial condition and results of operations for 2020 compared to 2019 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 16, 2021.
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
(1)     Non-GAAP effective tax rate is 25.5% for 2021, 2020 and 2019, which excludes the income tax impact from stock based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on a terminated derivative.

TRINET	37	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income	$338	$272	$212
Provision for income taxes	103	85	58
Stock based compensation	50	43	41
Interest expense, bank fees and other	20	21	21
Depreciation and amortization of intangible assets ¹	54	47	46
Adjusted EBITDA	$565	$468	$378
Adjusted EBITDA Margin	12.5%	11.6%	9.8%
(1)    Amount includes impairment of customer relationship intangibles and amortization of cloud computing arrangements included in operating expenses.
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income	$338	$272	$212
Effective income tax rate adjustment	(10)	(6)	(11)
Stock based compensation	50	43	41
Amortization of other intangible assets, net ¹	12	5	5
Non-cash interest expense	3	1	1
Income tax impact of pre-tax adjustments	(17)	(12)	(12)
Adjusted Net Income	$376	$303	$236
(1)    Amount includes impairment of customer relationship intangibles.

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities	$218	$546	$471
Less: Change in WSE related other current assets	(51)	10	15
Less: Change in WSE related liabilities	(146)	198	223
Net cash (used in) provided by operating activities - WSE	$(197)	$208	$238
Net cash provided by operating activities - Corporate	$415	$338	$233

TRINET	38	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs increased 5% when comparing 2021 to 2020, primarily due to increased hiring by clients in our installed base across most verticals in 2021, led by our Technology vertical. Most of the hiring in our installed based in 2021 was from clients that benefited from our Recovery Credit program that we launched in April 2020. Our Recovery Credit program was designed to assist in the economic recovery of SMBs and to promote client loyalty and incentivize client retention.
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
In addition to focusing on retaining and growing our WSE base, we continue to review acquisition opportunities that would add appropriately to our scale. We continue to invest in efforts intended to enhance client experience and manage attrition, through operational and process improvements.

Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.
We purchase workers' compensation and health benefits coverage for our colleagues and WSEs. Under the insurance policies for this coverage, we bear claims costs up to a defined deductible amount. Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We set our insurance service fees for workers’ compensation and health benefits in advance for fixed benefit periods. As a result, increases in these insurance costs above our projections, reflected as a higher ICR, result in lower net income. Conversely, decreases in these insurance costs below our projections, reflected as a lower ICR, result in higher net income.

TRINET	39	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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

(in millions)	2021	2020	2019
Insurance costs	$3,339	$2,979	$2,927
Insurance service revenues	3,901	3,490	3,326
Insurance Cost Ratio	86%	85%	88%

ICR increased due to the increase in medical services utilization in 2021, combined with COVID-19 testing, treatment and vaccination costs, which together resulted in higher insurance costs. This was partially offset by the increase in insurance service revenues. While medical services utilization has increased in 2021, the ICR remains below pre-pandemic levels, as access to medical systems was constrained in regions where increases in hospitalizations arising from the COVID-19 Delta and Omicron variants reduced preventative and elective procedures.

TRINET	40	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
In April 2020, we created our Recovery Credit program to assist in the economic recovery of our existing SMB clients and enhance our ability to retain eligible clients. Eligible clients received one-time reductions against fees for future services, accounted for as a discount, to be received over the following 12 months.
The reduction in total revenue under the Recovery Credit program was estimated each period based on the timing of when eligible clients received the Recovery Credit and the ultimate amount of the total Recovery Credit. As of June 30, 2021, we had fully recognized the maximum amount of $145 million for the Recovery Credit and no further reduction to revenue will be recognized.
In March 2021, we created our 2021 Credit program, which was designed to return up to $25 million to eligible customers based on the performance of our health insurance costs in 2021. We recognized a $25 million reduction to revenue for credits that will be paid to eligible clients under this program. These credits are recorded as a reduction to ISR and are payable within 12 months to eligible clients as of March 31, 2021.
In 2021, we recognized a reduction in revenue of $17 million for the Recovery Credit and $25 million for the 2021 Credit Program, compared to $128 million recognized in 2020 for the Recovery Credit.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our pricing strategies. This measure increased 7% in 2021 compared to 2020.
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

PSR

ISR - % represents proportion of insurance service revenues to total revenues

The growth in total revenues was primarily driven by higher Average WSEs and growth in rate, combined with the $111 million decrease in the Recovery Credit recognized in 2021. This was partially offset by the $25 million reduction in revenue recognized for the 2021 Credit Program.

TRINET	41	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The table below provides a view of the changes in components of operating income on a year-over-year basis.

(in millions)
$368	2020 Operating Income
+506
Higher total revenues primarily driven by higher Average WSEs, rate increases and a $111 million decrease in the Recovery Credit recognized. This was partially offset by the $25 million reduction in revenue recognized for the 2021 Credit Program in 2021.

-360	Higher insurance costs primarily as a result of higher medical services utilization in 2021 compared to 2020 when we saw a significantly lower than typical medical services utilization due to stay-at-home orders and social distancing practices due to the COVID-19 pandemic.
-59	Higher OE primarily as a result of increased sales and marketing expense, higher payroll tax and assessments and D&A, together with higher compensation and consulting expenses to support initiatives to improve client experience, enhance service offerings, and improve processes.
$455	2021 Operating Income

Professional Service Revenues
Our clients are primarily billed on a fee per WSE per month per transaction. Our vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices, which we believe potentially reduces the value of solely using Average WSE and Total WSE counts as indicators of future potential revenue performance.
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals, and
•Recovery Credit - the weighted average amounts recognized for the Recovery Credit program.
The growth in PSR was driven by higher Average WSEs, a growth in rate and a $12 million decrease in the Recovery Credit recognized. The growth in rate was weighted to our smaller clients, and included an increase in fees for other services, including COBRA administration. We continued to experience a favorable change in our vertical mix of WSEs, as SMBs in our Technology, Financial Services and Professional Services verticals returned to hiring at a faster rate than our Main Street vertical.

TRINET	42	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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

The growth in ISR was primarily driven by higher Average WSEs, rate increases and the $99 million decrease in the Recovery Credit recognized, partially offset by the $25 million reduction in revenue recognized for the 2021 Credit Program.
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

TRINET	43	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

During 2020, stay-at-home orders and social distancing practices due to the COVID-19 pandemic decreased medical services utilization, particularly in the second quarter, as enrollees deferred or cancelled elective procedures and reduced outpatient medical, dental and vision services. Medical services utilization increased in 2021 as enrollees returned to outpatient medical, dental and vision care and elective procedures. The higher utilization was partially offset by reductions in some regions for part of the year due to the surges of the COVID-19 Delta and Omicron variants. As a result, our medical services utilization in 2021 remained below pre-pandemic levels.
The increase in medical services utilization in 2021, combined with increased COVID-19 testing, treatment and vaccination costs, caused the increase in rate. This was partially offset by larger positive claims development as our accrued health costs and accrued workers' compensation costs as of December 31, 2020 were paid in 2021. The increase in volume was primarily driven by higher Average WSEs.

TRINET	44	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 2,800 corporate employees as of December 31, 2021 in 11 offices across the U.S. In 2021, we continued to exit expiring leases due to our evolving remote work practices and policies. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 62% and 63% of our OE in 2021 and 2020, respectively.
In 2021, we experienced OE growth of 9% compared to 2020. The ratio of OE to total revenues was 16% and 17% in 2021 and 2020, respectively.

% represents portion of compensation related expense included in operating expenses

TRINET	45	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$687	2020 Operating Expense
+2	COPS was consistent with the prior year.
+16	S&M increased, driven primarily by increased compensation and costs related to our 2nd annual TriNet PeopleForce conference.
+24	G&A increased, driven primarily by increased payroll tax and related payroll tax assessments, compensation and technology services expenses to improve our systems and processes, and to enhance our efficiency.
+10	SD&P increased, driven primarily by increased consulting and technology services expenses as we continue to work to improve our client experience and our systems and processes.
+7	D&A increased, driven primarily by the impairment of customer relationship intangibles.
$746	2021 Operating Expenses
The primary drivers to the changes in our OE are presented below:

TRINET	46	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments, interest expense under our previous credit facility and interest on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021.
Interest income decreased primarily due to lower average market interest rates. Interest expense, bank fees and other was consistent with the prior period.
Provision for Income Taxes
Our effective tax rate (ETR) was 23% and 24% for 2021 and 2020, respectively. The change in ETR was primarily attributable to benefits associated with a favorable adjustment of our previously disputed receivable from the IRS.
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

TRINET	47	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

	December 31,
	2021			2020
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$612	$—	$612	$301	$—	$301
Investments	135	—	135	57	—	57
Restricted cash, cash equivalents and investments	19	1,176	1,195	15	1,373	1,388
Other current assets	91	406	497	59	355	414
Total current assets	$857	$1,582	$2,439	$432	$1,728	$2,160
Total current liabilities	157	1,582	$1,739	$142	$1,728	$1,870
Working capital	$700	$—	$700	$290	$—	$290
As of December 31, 2021, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs, the Recovery Credit liability and 2021 Credit Program liability. We expect the Recovery Credit and 2021 Credit Program aggregate liability of $48 million as of December 31, 2021 to be settled over the following 12 months. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occur two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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
The following table summarizes our workers' compensation obligations, gross of collateral, as of December 31, 2021,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Workers' compensation obligations (1)	$198	$57	$62	$26	$53
(1) Represents estimated payments that are expected to be made to carriers for various workers' compensation programs under the contractual obligations. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with the workers' compensation insurance policy.
Working capital for corporate purposes

Corporate working capital as of December 31, 2021 increased $410 million from December 31, 2020, primarily driven by a $311 million increase in corporate unrestricted cash and cash equivalents and a $78 million increase in corporate investments.

TRINET	48	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The following table summarizes our purchase obligations as of December 31, 2021,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$150	$87	$56	$7	$—
(1) Our purchase obligations primarily consist of software licenses, consulting and maintenance agreements, and sales and marketing events pertaining to various agreements.
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2021			2020
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$415	$(197)	$218	$338	$208	$546
Investing activities	(119)	(16)	(135)	(69)	(82)	(151)
Financing activities	12	—	12	(208)	—	(208)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$308	$(213)	$95	$61	$126	$187
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$352	$1,291	$1,643	$291	$1,165	$1,456
End of period	$660	$1,078	$1,738	$352	$1,291	$1,643

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$311	$—	$311	$88	$—	$88
Restricted	(3)	(213)	(216)	(27)	126	99
Operating Activities
Components of net cash provided by operating activities are as follows:

	Year Ended December 31,
(in millions)	2021	2020
Net cash provided by operating activities	$218	$546
Net cash provided by operating activities - Corporate	$415	$338
Net cash provided by (used in) operating activities - WSE	$(197)	$208

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

Our corporate operating cash flows in 2021 increased when compared to 2020 due to the increase in our net income and the timing of our payments of corporate obligations.

TRINET	49	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2021	2020
Investments:
Purchases of investments	$(444)	$(327)
Proceeds from sale and maturity of investments	349	224
Other	—	(12)
Cash used in investments	$(95)	$(115)

Capital expenditures:
Software and hardware	$(33)	$(33)
Office furniture, equipment and leasehold improvements	(7)	(3)
Cash used in capital expenditures	$(40)	$(36)
Cash used in investing activities	$(135)	$(151)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At December 31, 2021, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of December 31, 2021, we held approximately $2.3 billion in restricted and unrestricted cash, cash equivalents and investments, of which $612 million was unrestricted cash and cash equivalents and $303 million was unrestricted investments. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.
In December 2021, we entered into a definitive agreement to acquire Zenefits. The total purchase price of $220 million, subject to customary closing adjustments, will be settled by the issuance of up to $20 million of TriNet stock to eligible selling shareholders, with the remainder paid in cash from corporate working capital. The acquisition is subject to customary closing conditions and regulatory approval and is expected to close in the first quarter of 2022.
Capital Expenditures
During 2021, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.

TRINET	50	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Financing Activities
Net cash provided by (used in) financing activities in the years ended December 31, 2021 and 2020 consisted of our debt and equity-related activities.

	Year Ended December 31,
(in millions)	2021	2020
Financing activities
Repurchase of common stock, net of issuance	$(109)	$(186)
Proceeds from issuance of 2029 Notes	500	—
Repayment of borrowings	(370)	(22)
Payment of debt issuance costs	(7)	—
Payment of long-term financing fees	(2)	—
Draw down from revolving credit facility	—	234
Repayment of borrowings under revolving credit facility	—	(234)
Cash provided by (used in) financing activities	$12	$(208)
During the year ended December 31, 2021, we repurchased 1,161,909 shares of our common stock for approximately $94 million through our stock repurchase program. As of December 31, 2021, approximately $263 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In February 2022, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
In February 2021, we issued $500 million aggregate principal amount of our 2029 Notes. $370 million of the proceeds was used to repay and terminate the 2018 Term Loan A. The remaining funds were used for general corporate purposes. Refer to Note 6 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further information.
In February 2021, concurrently with the closing of our 2029 Notes offering, we entered into a new $500 million revolving credit facility under a new credit agreement (our 2021 Credit Agreement). The 2021 Credit Agreement includes a $100 million letter of credit sub-facility and a $40 million swingline sub-facility. We also have the option to incur incremental credit facilities of up to the greater of $450 million and 100% of EBITDA for the most recent period of four fiscal quarters for which financial statements have been delivered. Such incremental facilities are subject to obtaining additional commitments from lenders. At December 31, 2021, we had $500 million available under our 2021 Credit Agreement.
Capital Resources
As of December 31, 2021, $500 million aggregate principal of our 2029 Notes was outstanding. The Indenture governing the 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant subsidiary guarantees of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $500 million revolving credit facility. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement at December 31, 2021.

TRINET	51	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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

TRINET	52	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($33)
-2.5%	($19)
+2.5%	$20
+5.0%	$40
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 84% of our group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
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

TRINET	53	2021 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

The following table illustrates the sensitivity of changes in the medical cost trend on our year end estimate of insurance costs (in millions of dollars):

Change in medical cost trend	Change in insurance costs
+3.0%	$21
+2.0%	$14
+1.0%	$7
-1.0%	$(7)
-2.0%	$(14)
-3.0%	$(21)
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
The following table illustrates the sensitivity of changes in completion factors on our year end estimate of insurance costs (in millions of dollars):

Change in completion factors	Change in insurance costs
-0.75%	$16
-0.50%	$11
-0.25%	$5
+0.25%	$(5)
+0.50%	$(11)
+0.75%	$(16)
Recent Accounting Pronouncements
Refer to Note 1 in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information related to recent accounting pronouncements.

TRINET	54	2021 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at December 31, 2021 and 2020.

TRINET	55	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

TRINET	56	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

TRINET	57	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The accrued workers’ compensation costs include estimates of unpaid claim losses and loss adjustment expenses. The estimates are based on the Company’s historical and industry loss experience, exposure data, an estimate of future cost trends, expected loss ratios, and loss development factors. Accrued workers' compensation costs, as of December 31, 2021, were $190 million.
The accrued health insurance costs include estimates for reported losses and estimates for claims incurred but not paid. The estimates are based on the Company’s historical claim payment patterns and medical cost trends, current period claim costs and claim reporting patterns, and plan enrollment. Accrued health insurance costs as of December 31, 2021, were $174 million.
Both the accrued workers’ compensation and health insurance costs are established using actuarial methods followed in the insurance industry and the Company uses third-party actuaries to develop these estimates.
Given the subjectivity of estimating the value of the accrued workers’ compensation and health insurance costs, performing audit procedures to evaluate whether accrued workers’ compensation and health insurance costs recorded for the year ended December 31, 2021 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 14, 2022

We have served as the Company's auditor since 2016.

TRINET	58	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 14, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 14, 2022

TRINET	59	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions except per share data)	2021	2020	2019
Professional service revenues	$639	$544	$530
Insurance service revenues	3,901	3,490	3,326
Total revenues	4,540	4,034	3,856
Insurance costs	3,339	2,979	2,927
Cost of providing services	264	262	245
Sales and marketing	202	186	190
General and administrative	176	152	137
Systems development and programming	50	40	43
Depreciation and amortization of intangible assets	54	47	46
Total costs and operating expenses	4,085	3,666	3,588
Operating income	455	368	268
Other income (expense):
Interest expense, bank fees and other	(20)	(21)	(21)
Interest income	6	10	23
Income before provision for income taxes	441	357	270
Income taxes	103	85	58
Net income	$338	$272	$212
Other comprehensive (loss) income, net of income taxes	(5)	4	—
Comprehensive income	$333	$276	$212

Net income per share:
Basic	$5.13	$4.03	$3.04
Diluted	$5.07	$3.99	$2.99
Weighted average shares:
Basic	66	67	70
Diluted	67	68	71
See accompanying notes.

TRINET	60	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$612	$301
Investments	135	57
Restricted cash, cash equivalents and investments	1,195	1,388
Accounts receivable, net	15	18
Unbilled revenue, net	324	246
Prepaid expenses, net	67	63
Other current assets	91	87
Total current assets	2,439	2,160
Restricted cash, cash equivalents and investments, noncurrent	166	210
Investments, noncurrent	168	138
Property, equipment and software, net	79	79
Operating lease right-of-use asset	42	51
Goodwill	294	294
Other intangible assets, net	6	18
Other assets	115	93
Total assets	$3,309	$3,043
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$86	$50
Long-term debt	—	22
Client deposits and other client liabilities	97	134
Accrued wages	369	309
Accrued health insurance costs, net	174	172
Accrued workers' compensation costs, net	55	59
Payroll tax liabilities and other payroll withholdings	929	1,095
Operating lease liabilities	11	11
Insurance premiums and other payables	18	18
Total current liabilities	1,739	1,870
Long-term debt, noncurrent	495	348
Accrued workers' compensation costs, noncurrent, net	135	138
Deferred taxes	11	22
Operating lease liabilities, noncurrent	41	49
Other non-current liabilities	7	9
Total liabilities	2,428	2,436
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and 2020)
Common stock and additional paid-in capital	808	747
($0.000025 par value per share; 750,000,000 shares authorized; 65,968,224 and 66,456,663 shares issued and outstanding at December 31, 2021 and 2020, respectively)
Retained earnings (Accumulated deficit)	74	(144)
Accumulated other comprehensive (loss) income	(1)	4
Total stockholders' equity	881	607
Total liabilities & stockholders' equity	$3,309	$3,043
See accompanying notes.

TRINET	61	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in millions)	2021	2020	2019
Total Stockholders' Equity, beginning balance	$607	$475	$375
Common Stock and Additional Paid-In Capital:
Beginning balance	747	694	641
Issuance of common stock from exercise of stock options	1	—	2
Issuance of common stock for employee stock purchase plan	10	9	9
Stock based compensation expense	50	44	42
Ending balance	808	747	694

Retained Earnings (Accumulated Deficit):
Beginning balance	(144)	(219)	(266)
Net income	338	272	212
Cumulative effect of accounting change	—	(1)	—
Repurchase of common stock	(94)	(178)	(140)
Awards effectively repurchased for required employee withholding taxes	(26)	(18)	(25)
Ending balance	74	(144)	(219)

Accumulated Other Comprehensive (Loss) Income:
Beginning balance	4	—	—
Other comprehensive (loss) income	(5)	4	—
Ending balance	(1)	4	—

Total Stockholders' Equity, ending balance	$881	$607	$475

See accompanying notes.

TRINET	62	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating activities
Net income	$338	$272	212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	67	57
Stock based compensation	50	43	41
Amortization of ROU asset, lease modification and impairment	12	15	16
Accretion of discount rate on lease liabilities	2	2	—
Amortization of (premium) discount on investments	3	1	(1)
Deferred income taxes	(9)	(42)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	3	(7)	5
Unbilled revenue, net	(78)	39	19
Prepaid expenses, net	(5)	(12)	(5)
Accounts payable and other current liabilities	33	19	(15)
Client deposits and other client liabilities	(37)	87	(12)
Accrued wages	60	(82)	40
Accrued health insurance costs, net	2	5	32
Accrued workers' compensation costs, net	(7)	(9)	(20)
Payroll taxes payable and other payroll withholdings	(166)	194	172
Operating lease liabilities	(13)	(19)	(17)
Other assets	(50)	(38)	(34)
Other liabilities	(2)	11	(12)
Net cash provided by operating activities	218	546	471
Investing activities
Purchases of marketable securities	(444)	(327)	(302)
Proceeds from sale and maturity of marketable securities	349	224	159
Acquisitions of property and equipment	(40)	(36)	(45)
Other	—	(12)	—
Net cash used in investing activities	(135)	(151)	(188)
Financing activities
Repurchase of common stock	(94)	(178)	(140)
Proceeds from issuance of common stock	11	10	11
Awards effectively repurchased for required employee withholding taxes	(26)	(18)	(25)
Proceeds from issuance of 2029 Notes	500	—	—
Repayment of borrowings	(370)	(22)	(22)
Payment of debt issuance costs	(7)	—	—
Payment of long-term financing costs	(2)	—	—
Draw down from revolving credit facility	—	234	—
Repayment of borrowings under revolving credit facility	—	(234)	—
Net cash provided by (used in) financing activities	12	(208)	(176)
Net increase in cash and cash equivalents, unrestricted and restricted	95	187	107
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,643	1,456	1,349
End of period	$1,738	$1,643	$1,456

Supplemental disclosures of cash flow information
Interest paid	$12	$16	19
Income taxes paid, net	129	123	62
See accompanying notes.

TRINET	63	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Performance Obligations
At contract inception, we assess the services promised in our contracts with clients and identify a performance obligation for each distinct promise to transfer to the client a service or bundle of services. We determined that the following distinct services represent separate performance obligations:
•Payroll and payroll tax processing,
•Health benefits services,

TRINET	64	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
The change in the balance of the Recovery Credit unsatisfied performance obligation was as follows:

(in millions)	2021	2020
Balance at beginning of period	$92	$—
(+) Accruals	17	128
(-) Distributions to clients	(86)	(36)
Balance at end of period	$23	$92
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
Client Deposits and Other Client Liabilities
Client deposits and other client liabilities represents our contractual commitments and payables to clients, including indemnity guarantee payments received from clients, amounts prefunded by clients for their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment, as well as service fee consideration received for unsatisfied performance obligations of $23 million.

TRINET	65	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Variable Consideration and Pricing Allocation
Our contracts with clients generally do not include any variable consideration. However, from time to time, we may offer credits to our clients considered to be variable consideration. Incentive credits related to contract renewals are recorded as a reduction to revenue as part of the transaction price at contract inception and are allocated among the performance obligations based on their relative standalone selling prices. Credits based on the performance of our insurance costs are recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. In 2021, we accrued $25 million under our 2021 Credit Program, payable within 12 months to eligible clients as of March 31, 2021, related to the expected performance of our health insurance costs for the year.
We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The transaction price for the payroll and payroll tax processing performance obligations is determined upon establishment of the contract that contains the final terms of the arrangement, including the description and price of each service purchased. The estimated service fee is determined based on observable inputs and include the following key assumptions: target profit margin, pricing strategies including the mix of services purchased and competitive factors, and client and industry specifics.
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
We require our clients to prefund payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. Under the provision of our contracts with clients, we generally will process the payment of a client’s payroll only when the client successfully funds the amount required. As a result, there is no financing arrangement for the contracts. However, certain contracts to provide payroll and payroll tax processing services permit the client to pay certain payroll tax components ratably over periods of up to 12 months rather than as payroll tax is otherwise determined and due, which may be considered a significant financing arrangement under ASC Topic 606. However, as the period between our performing the service under the contract and when the client pays for the service is less than one year, we have elected, as a practical expedient, not to adjust the transaction price.
Unbilled Revenue
We recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of December 31, 2021 and 2020, advance collections included in unbilled revenue were $8 million and $24 million, respectively.

TRINET	66	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new clients onboarded as we expect to recover these costs through future service fees. Such assets are amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, any incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both the initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. The below table summarizes the amounts capitalized and amortized during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in millions)	2021	2020	2019
Deferred commission expense:
Capitalized	$28	$29	$45
Amortized	25	19	10
Certain commission plans pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We do not have material contract liabilities as of December 31, 2021 and 2020.
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

TRINET	67	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2021, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of December 31, 2021 and 2020, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $54 million and $49 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2021 and 2020, accrued health insurance costs offsetting prepaid expenses were $79 million and $58 million, respectively.

TRINET	68	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Leases
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
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding term debts that are collateralized by certain corporate assets. As of December 31, 2021 and 2020, the weighted-average rate used in discounting the lease liability was 3.9% and 4.0%, respectively.
We measure our ROU assets based on the associated lease liabilities adjusted for any lease incentives such as tenant improvement allowances and classify operating ROU assets in other assets in our consolidated balance sheets. For operating leases, we recognize expense for lease payments on a straight-line basis over the lease term.
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

TRINET	69	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive (loss) income includes those gains and losses included in comprehensive income, but excluded from net income, in accordance with GAAP. Other comprehensive (loss) income is comprised of immaterial net unrealized gains or losses arising on available-for-sale investments, net of deferred taxes.
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
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was immaterial at December 31, 2021 and 2020.
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

TRINET	70	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2021, 2020 and 2019.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives ranging from one year to ten years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of our reviews, we recognized a $7 million impairment charge for customer contract lists for the year ended December 31, 2021. There were no impairment charges recognized for the years ended December 31, 2020 and 2019.
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $21 million, $19 million, and $18 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

TRINET	71	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
No client accounted for more than 10% of total revenues in the years ended December 31, 2021, 2020 and 2019. Bad debt expense, net of recoveries was immaterial for the years ended December 31, 2021, 2020 and 2019.
Recent Accounting Pronouncements
Recently adopted accounting guidance
Credit Losses - We adopted ASU 2016-13 - Financial Instruments - Credit Losses (ASC Topic 326) effective January 1, 2020 using a modified retrospective approach, under which we recognized the cumulative effects of initially applying this guidance as an adjustment to the opening balance of retained earnings on January 1, 2020 with unchanged comparative periods. We are required to use forward-looking information when evaluating an allowance for our accounts receivable, unbilled revenue and other financial assets measured at amortized cost. ASC Topic 326 also modified the impairment guidance for available-for-sale debt securities to require an allowance for credit losses. The adoption of ASC Topic 326 did not have a material effect on our financial statements.
Recognizing and Measuring Contract Assets and Contract Liabilities From Contracts With Customers Acquired in a Business Combination – We will early adopt ASU 2021-08 – Business Combinations (Topic 805) effective January 1, 2022. ASU 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that we recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. The adoption of ASU 2021-08 will not have a material effect on our financial statements.

TRINET	72	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Our total cash, cash equivalents and investments are summarized below:

	December 31, 2021			December 31, 2020
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$612	$—	$612	$301	$—	$301
Investments	—	135	135	—	57	57
Restricted cash, cash equivalents and investments
Payroll funds collected	1,012	—	1,012	1,228	—	1,228
Collateral for health benefits claims	25	98	123	16	82	98
Collateral for workers' compensation claims	58	—	58	60	—	60
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	1,097	98	1,195	1,306	82	1,388
Investments, noncurrent	—	168	168	—	138	138
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	29	137	166	36	174	210
Total	$1,738	$538	$2,276	$1,643	$451	$2,094
NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of our AFS investments as of December 31, 2021 and 2020 are presented below:

	December 31, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$49	$—	$—	$49	$24	$—	$—	$24
Corporate bonds	167	1	(1)	167	126	2	—	128
U.S. government agencies and government-sponsored agencies	17	—	—	17	27	1	—	28
U.S. treasuries	285	1	(1)	285	261	4	—	265
Certificate of deposit	11	—	—	11	—	—	—	—
Other debt securities	9	—	—	9	6	—	—	6
Total	$538	$2	$(2)	$538	$444	$7	$—	$451
Gross unrealized losses were immaterial as of December 31, 2021 and 2020.
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

TRINET	73	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
impairment charges were deemed necessary. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
The fair value of debt investments by contractual maturity are shown below:

(in millions)	December 31, 2021
One year or less	$193
Over one year through five years	310
Over five years through ten years	10
Over ten years	25
Total fair value	$538
The gross proceeds from sales and maturities of AFS securities for the years ended December 31, 2021, 2020, and 2019 are presented below. We had immaterial gross realized gains and losses from sales of investments for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(in millions)	2021	2020	2019
Gross proceeds from sales	$162	$93	$76
Gross proceeds from maturities	187	131	83
Total	$349	$224	$159
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
We did not have any Level 3 financial instruments recognized in our consolidated balance sheets as of December 31, 2021 and 2020. There were no transfers between levels as of December 31, 2021 and 2020.

TRINET	74	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2021 and 2020:

(in millions)	Level 1	Level 2	Total
December 31, 2021
Cash equivalents:
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	21	21
Total cash equivalents	4	21	25
Investments:
Asset-backed securities	—	49	49
Corporate bonds	—	137	137
U.S. government agencies and government-sponsored agencies	—	2	2
U.S. treasuries	—	106	106
Other debt securities	—	9	9
Total investments	—	303	303
Restricted cash equivalents:
Money market mutual funds	93	—	93
Certificate of deposit	—	1	1
Total restricted cash equivalents	93	1	94
Restricted investments:
Corporate bonds	—	30	30
U.S. government agencies and government-sponsored agencies	—	15	15
U.S. treasuries	—	179	179
Certificate of deposit	—	11	11
Total restricted investments	—	235	235
Total investments and restricted cash equivalents and investments	$97	$560	$657

TRINET	75	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

(in millions)	Level 1	Level 2	Total
December 31, 2020
Cash equivalents:
Money market mutual funds	$2	$—	$2
U.S. treasuries	—	11	11
Total cash equivalents	2	11	13
Investments:
Asset-backed securities	—	24	24
Corporate bonds	—	93	93
U.S. government agencies and government-sponsored agencies	—	5	5
U.S. treasuries	—	67	67
Other debt securities	—	6	6
Total investments	—	195	195
Restricted cash equivalents:
Money market mutual funds	99	—	99
Total restricted cash equivalents	99	—	99
Restricted investments:
Corporate bonds	—	35	35
U.S. government agencies and government-sponsored agencies	—	23	23
U.S. treasuries	—	198	198
Total restricted investments	—	256	256
Total investments and restricted cash equivalents and investments	$101	$462	$563
Fair Value of Financial Instruments Disclosure

Long-Term Debt
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of December 31, 2021, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $500 million.
Our 2018 Term Loan was floating rate debt prior to being repaid and terminated in 2021. The fair value of our 2018 Term Loan approximated its carrying value (exclusive of issuance costs) at December 31, 2020. The fair value of our 2018 Term Loan was estimated based on a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
NOTE 5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net, consists of the following:

(in millions)	December 31, 2021	December 31, 2020
Software	$236	$204
Office equipment, including data processing equipment	31	28
Leasehold improvements	25	24
Furniture, fixtures, and equipment	17	16
Projects in progress	1	1
Total	310	273
Less: Accumulated depreciation	(231)	(194)
Property and equipment, net	$79	$79

TRINET	76	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Projects in progress consist primarily of development costs for internally developed software, which we capitalize and amortize on a straight-line basis over the estimated useful life.
The following table summarizes our depreciation expense and capitalized internally developed software costs and related depreciation expense.

	Year Ended December 31,
(in millions)	2021	2020	2019
Depreciation expense	$42	$42	$41
Capitalized internally developed software costs	33	36	31
Depreciation expense for capitalized internally developed software costs	33	31	29
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in goodwill for the years ended December 31, 2021 and 2020 are as follows:

(in millions)	Amount
Balance at December 31, 2019	$289
Additions	5
Balance at December 31, 2020	$294
Additions	—
Balance at December 31, 2021	$294
Other intangibles consists of customer contact lists with a weighted average amortization period of 10 years:

(in millions)	December 31, 2021	December 31, 2020
Gross carrying amount	$98	$98
Accumulated amortization	(92)	(80)
Net carrying amount	$6	$18
Amortization of intangible assets during the years ended December 31, 2021, 2020 and 2019 was $5 million for each period. We evaluate the remaining useful life of intangible assets quarterly to determine whether events and circumstances warrant a revision to the estimated remaining useful life. During the year ended December 31, 2021, we recognized a $7 million impairment of a customer relationship intangible due to higher than expected attrition.
Expense related to intangibles amortization in future periods as of December 31, 2021 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2022	$4
2023	2
2024 and thereafter	—
Total	$6

TRINET	77	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 7. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in millions)	2021	2020	2019
Total accrued costs, beginning of year	$205	$214	$238
Incurred
Current year	66	64	72
Prior years	(23)	(20)	(31)
Total incurred	43	44	41
Paid
Current year	(10)	(8)	(14)
Prior years	(40)	(45)	(51)
Total paid	(50)	(53)	(65)
Total accrued costs, end of year	$198	$205	$214
The following tables summarize workers' compensation liabilities on the consolidated balance sheets:

(in millions)	December 31, 2021	December 31, 2020
Total accrued costs, end of year	$198	$205
Collateral paid to carriers and offset against accrued costs	(8)	(8)
Total accrued costs, net of carrier collateral offset	$190	$197

Payable in less than 1 year (net of collateral paid to carriers of $2 and $3 as of December 31, 2021 and 2020, respectively)	$55	59
Payable in more than 1 year (net of collateral paid to carriers of $6 and $5 as of December 31, 2021 and 2020, respectively)	135	138
Total accrued costs, net of carrier collateral offset	$190	$197
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the years ended December 31, 2021, 2020 and 2019, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of December 31, 2021 and 2020, we had $43 million and $45 million, respectively, of collateral held by insurance carriers of which $8 million for both periods was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 8. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 7 years, one of which includes an option to extend for up to 5 years. As of December 31, 2021, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
We recognized operating lease expense of $13 million, $17 million and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, the weighted average remaining lease term on our operating leases was 5.2 years and 5.8 years, respectively. Future minimum lease payments as of December 31, 2021 were as follows:

TRINET	78	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

(in millions)	December 31, 2021
2022	$13
2023	12
2024	9
2025	8
2026	7
2026 and thereafter	9
Total future minimum lease payments	$58
Less: imputed interest	(6)
Total operating lease liabilities	$52
Current portion	11
Non-current portion	41
NOTE 9. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT BORROWINGS
As of December 31, 2021 and 2020, long-term debt consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
2018 Term Loan A	$—	$370
2029 Notes	500	—
Principal amount	500	370
Deferred issuance costs	(5)	—
Less: current portion	—	(22)
Long-term debt, noncurrent	$495	$348

Annual contractual interest rate	3.50%	1.77%
Effective interest rate	3.67%	1.87%
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
We may voluntarily redeem the 2029 Notes, in whole or in part, (1) at any time prior to March 1, 2024 at (a) 100% of their principal amount, plus a “make whole” premium or (b) with the net cash proceeds received from an equity offering at a redemption price equal to 103.50% of the principal amount, provided the aggregate principal amount of all such redemptions does not exceed 40% of the original aggregate principal amount of the 2029 Notes; (2) at any time on or after March 1, 2024 at a prepayment price equal to 101.75% of the principal amount; (3) at any time on or after March 1, 2025 at a prepayment price equal to 100.875%of the principal amount; and (4) at any time on or after March 1, 2026 at a prepayment price equal to 100% of the principal amount; in each case, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
In February 2021, concurrently with the closing of the 2029 Notes offering, we entered into a new $500 million revolving facility (our 2021 Revolver) under a new credit agreement (our 2021 Credit Agreement) and our 2018 Credit Agreement was terminated. Letters of credit issued pursuant to the revolving facility reduce the amount available for borrowing under the 2021 Revolver. As of December 31, 2021, we had remaining capacity of $491 million under our 2021 Revolver.
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

TRINET	79	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Reserve Bank of New York rate, as defined in our 2021 Credit Agreement plus 0.50% (b) the prime rate, and (c) one month LIBOR adjusted daily plus 1.00%.
In the event TriNet Group, Inc. receives a Corporate Issuer Credit Rating that is one level below investment grade rating or higher from at least two Nationally Recognized Statistical Rating Organizations, then rating based pricing applies and, for so long as rating-based pricing applies, irrespective of the Total Leverage Ratio, the LIBOR margin will be 1.125% and the ABR margin will be 0.125%.
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement at December 31, 2021.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Contingencies
On September 29, 2020, a class action was filed in the United States District Court for the Middle District of Florida against the directors of certain TriNet subsidiaries and other TriNet employees on behalf of participants in two retirement plans available to TriNet’s eligible worksite employees, the TriNet 401(k) Plan and the TriNet Select 401(k) Plan. The complaint is similar to claims recently brought against a number of employers including PEOs and generally alleges that the defendants violated certain fiduciary obligations to Plan participants under the Employee Retirement Income Security Act of 1974 with respect to overseeing plan investment and recordkeeping fees. At this time, we are unable to reasonably estimate any possible loss, or range of loss, with respect to this matter. We believe the claims are without merit.
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
NOTE 11. STOCK BASED COMPENSATION
Equity Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. There were approximately 2 million shares available for grant under the 2019 Plan as of December 31, 2021.
The 2009 Equity Incentive Plan (the 2009 Plan), was replaced by the 2019 Plan, except that any outstanding awards granted under the 2009 Plan remain in effect pursuant to their terms.

TRINET	80	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Stock Options
Stock options are granted to employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options generally vest over 4 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2020	379,985	$15.10	3.2	$25
Exercised	(73,118)	10.20
Balance at December 31, 2021 (1)	306,867	$16.20	2.2	$24
(1)    All options are vested and exercisable.

	Year Ended December 31,
Additional Disclosures for Stock Options (in millions)	2021	2020	2019
Total fair value of options vested	$—	$—	$1
Total intrinsic value of options exercised	6	4	9
Cash received from options exercised	1	1	2
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
The following tables summarize RSU and RSA activity for the year ended December 31, 2021:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	1,230,071	30,026	1,260,097	$54.04
Granted	562,881	—	562,881	83.71
Vested	(603,674)	(24,282)	(627,956)	54.91
Forfeited	(180,351)	—	(180,351)	60.96
Nonvested at December 31, 2021	1,008,927	5,744	1,014,671	$68.74

	Year Ended December 31,
Additional Disclosures for equity-based plans	2021	2020	2019
Total grant date fair value of shares granted (in millions)	$47	$50	$38
Total grant date fair value of shares vested (in millions)	$34	$31	$30
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	207,603	230,569	315,762

TRINET	81	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Performance-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	167,127	16,052	183,179	$52.89
Granted	246,349	—	246,349	67.70
Vested	(145,207)	(16,052)	(161,259)	52.24
Forfeited	(13,045)	—	(13,045)	61.33
Nonvested at December 31, 2021	255,224	—	255,224	$67.16

	Year Ended December 31,
Additional Disclosures for equity-based plans	2021	2020	2019
Total grant date fair value of shares granted (in millions) (1)	$16	$10	$4
Total grant date fair value of shares vested (in millions)	$8	$5	$11
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	77,787	48,787	135,877
(1)    Amount includes fair value of finalized additional grant related to the most recently ended performance period.
Employee Stock Purchase Plan
Our 2014 Employee Stock Purchase Plan (ESPP) offers eligible employees an option to purchase shares of our common stock through payroll deductions. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. The plan is considered to be a compensatory plan. As of December 31, 2021, approximately 4 million shares were reserved for future issuances under the ESPP.
In applying the Black Scholes option valuation model for the ESPP options, we use the following assumptions:

	Year Ended December 31,
(in millions)	2021	2020	2019
Expected Term (in Years)	0.5	0.5	0.5
Expected Volatility	21-35%	40-83%	27-42%
Risk-Free Interest Rate	0.4-0.7%	0.2-1.6%	1.6-2.5%
Expected Dividend Yield	0%	0%	0%
Shares Issued under ESPP	136,861	236,887	207,324

TRINET	82	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cost of providing services	$12	$9	$8
Sales and marketing	6	6	3
General and administrative	29	26	28
Systems development and programming costs	3	2	2
Total stock based compensation expense	$50	$43	$41
Total stock based compensation capitalized	$1	$1	$1
Income tax benefit related to stock based compensation expense	$10	$9	$11
Tax benefit realized from stock options exercised and similar awards	$16	$14	$18
The table below summarizes unrecognized compensation expense for the year ended December 31, 2021 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested time based RSUs and RSAs	$64	2.38
Nonvested performance based RSUs and RSAs	15	1.44
NOTE 12. STOCKHOLDERS' EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the year ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Shares issued and outstanding, beginning balance	66,456,663	69,065,491	70,596,559
Issuance of common stock from vested restricted stock units	748,881	659,689	1,036,119
Issuance of common stock from exercise of stock options	73,118	81,026	187,504
Issuance of common stock for employee stock purchase plan	136,861	236,887	207,324
Repurchase of common stock	(1,161,909)	(3,307,074)	(2,510,376)
Awards effectively repurchased for required employee withholding taxes	(285,390)	(279,356)	(451,639)
Shares issued and outstanding, ending balance	65,968,224	66,456,663	69,065,491
Stock Repurchases
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. In February 2022, our board of directors authorized a further $300 million incremental increase to this stock repurchase program. This repurchase authorization has no expiration. We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity.
The following table summarizes the share repurchases under this program for the years ended December 31, 2021, 2020 and 2019:

TRINET	83	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

	Year Ended December 31,
	2021	2020	2019
Total cost (in millions)	$94	$178	$140
Total shares	1,161,909	3,307,074	2,510,376
Average price per share	$81.13	$53.85	$55.64
As of December 31, 2021, $263 million remains available for repurchase under all authorizations approved by the board of directors.

TRINET	84	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 13. INCOME TAXES
Provision for Income Taxes
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada. We are open to federal and significant state income tax examinations for tax year 2016 and subsequent years. The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current:
Federal	$86	$96	$53
State	28	30	12
Foreign	1	1	—
Total Current	115	127	65
Deferred:
Federal	(7)	(33)	(2)
State	(3)	(9)	(5)
Foreign	(2)	—	—
Total Deferred	(12)	(42)	(7)
Total	$103	$85	$58
The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2021			2020			2019
(in millions, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$441			$357			$270
U.S. federal statutory tax rate		$93	21%		$75	21%		$57	21%
State income taxes, net of federal benefit		32	7		25	7		20	7
Tax rate change		(1)	—		—	—		—	—
Nondeductible meals, entertainment and penalties		2	—		—	—		1	—
Stock based compensation		(2)	—		(2)	—		(1)	—
Uncertain tax positions		(1)	—		1	—		—	—
Tax credits		(7)	(2)		(6)	(2)		(7)	(3)
State and tax return to provision adjustments		(10)	(2)		(7)	(2)		(8)	(3)
Other		(3)	(1)		(1)	—		(4)	(1)
Total		$103	23%		$85	24%		$58	21%
Our effective income tax rate decreased by 1% to 23% in 2021 from 24% in 2020. The decrease was primarily attributable to benefits associated with a favorable adjustment of our previously disputed receivable from the IRS.

TRINET	85	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2021	2020
Deferred tax assets:
Net operating losses (federal and state)	$3	$3
Accrued expenses	20	14
Accrued workers' compensation costs	9	9
Recovery credit	13	26
Operating lease liabilities	13	15
Stock based compensation	3	3
Tax benefits relating to uncertain positions	1	1
Tax credits (federal and state)	6	8
Total	68	79
Valuation allowance	(5)	(5)
Total deferred tax assets	63	74
Deferred tax liabilities:
Depreciation and amortization	(37)	(37)
Deferred service revenues	—	(20)
Prepaid commission expenses	(24)	(22)
Operating lease right-of-use assets	(10)	(13)
Other	(1)	(2)
Total deferred tax liabilities	(72)	(94)
Net deferred tax liabilities	$(9)	$(20)

As of December 31, 2021, we have an acquired federal net operating loss of $2 million which can be carried forward indefinitely. As of December 31, 2021 and 2020, we have various state net operating loss carryforwards of $45 million and $39 million, respectively, most of which, if unused, will expire in years 2022 through 2040. As of December 31, 2021 and 2020, we have state tax credit carryforwards (net of federal benefit) of $6 million that will begin expiring in 2026.
The provision for income taxes for the year ended December 31, 2021 included $7 million of excess tax benefits resulting from equity incentive plan activities.
We previously paid Notices of Proposed Assessments disallowing employment tax credits totaling $11 million, plus interest of $4 million in connection with the IRS examination of Gevity HR, Inc. and its subsidiaries, which was acquired by TriNet in June 2009. TriNet filed suit in June 2016 to recover the disallowed credits, and the issue is being resolved through the litigation process. TriNet and the U.S. filed cross motions for summary judgment in federal district court. On September 17, 2018, the district court granted our motion for summary judgment and denied the U.S.'s motion. On January 18, 2019, the district court entered judgment in favor of TriNet in the amount of $15 million, plus interest. The U.S. filed a notice of appeal of the federal district court's decision on March 18, 2019. The U.S. filed its opening brief in the court of appeals on June 10, 2019 and we filed our answering brief on July 24, 2019 to which the government filed its reply brief on September 6, 2019. Oral arguments occurred on March 11, 2020. On November 5, 2020, the court of appeals affirmed the district court’s judgement in favor of TriNet. The April 5, 2021 deadline for the IRS to petition the Supreme Court for review passed without a petition. TriNet received payment of the full amount of the judgment in February 2022.

TRINET	86	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Valuation Allowance
We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, related to state tax credits and state net operating loss carryforwards. A reconciliation of the beginning and ending amount of the valuation allowance is presented in the table below:

	Year Ended December 31,
(in millions)	2021	2020	2019
Valuation allowance at January 1	$5	$5	$7
(Credited) Charged to net income	—	—	(2)
Valuation allowance at December 31	5	5	5
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) related to uncertain income tax provisions, which would affect the effective tax rate if recognized, is presented in the table below:

	Year Ended December 31,
(in millions)	2021	2020	2019
Unrecognized tax benefits at January 1	$8	$7	$6
Additions for tax positions of prior periods	—	1	1
Additions for tax positions of current period	1	1	1
Reductions for tax positions of prior period:
Settlements with taxing authorities	—	(1)	—
Lapse of applicable statute of limitations	(1)	—	(1)
Adjustments to tax positions	(1)	—	—
Unrecognized tax benefits at December 31	$7	$8	$7
As of December 31, 2021 and 2020, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties, is included in other non-current liabilities on the consolidated balance sheets.
It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.

TRINET	87	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 14. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net income	$338	$272	$212
Weighted average shares of common stock outstanding	66	67	70
Basic EPS	$5.13	$4.03	$3.04

Net income	$338	$272	$212
Weighted average shares of common stock outstanding	66	67	70
Dilutive effect of stock options and restricted stock units	1	1	1
Weighted average shares of common stock outstanding	67	68	71
Diluted EPS	$5.07	$3.99	$2.99

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	1
NOTE 15. 401(k) PLAN
The Company maintains a defined contribution 401(k) plan for the benefit of corporate employees. Under our 401(k) plan, eligible employees may elect to contribute based on their eligible compensation. The Company matches a portion of employee contributions, which amounted to $15 million, $12 million, and $14 million for the years ended December 31, 2021, 2020, and 2019, respectively.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.
NOTE 16. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically equity investment firm clients on which a board member serves in an executive role, an equity investment by those firms in a client/vendor company, or other clients/vendors on which our executive officer or board member serves as a member of the client/vendor company's board of directors. We have received $14 million, $22 million, and $25 million in total revenues from such related parties during the years ended December 31, 2021, 2020 and 2019, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $2 million, $1 million, and $10 million during the years ended December 31, 2021, 2020 and 2019, for services we received, respectively.

TRINET	88	2021 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 17. SUBSEQUENT EVENT
In December 2021, we entered into a definitive agreement to acquire Zenefits, a leading cloud HR platform which provides innovative and intuitive HR, benefits, payroll and employee engagement software purpose-built for small and medium-size businesses. We believe the acquisition of Zenefits will allow us to diversify our product offering to include an Administrative Services Organization (ASO), enabling us to dynamically service SMBs throughout their lifecycle and expand the customers we serve.
The total purchase price of $220 million, subject to customary closing adjustments, will be settled by the issuance of up to $20 million of TriNet stock to eligible selling shareholders, with the remainder paid in cash. The acquisition is subject to customary closing conditions and regulatory approval and is expected to close in the first quarter of 2022.

TRINET	89	2021 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 in ensuring that
i.information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and
ii.such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

TRINET	90	2021 FORM 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS	Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

TRINET	91	2021 FORM 10-K

FINANCIAL STATEMENT SCHEDULES	Table of Contents

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
Item 16. Form 10-K Summary.
None.

TRINET	92	2021 FORM 10-K

EXHIBITS	Table of Contents
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017

3.3	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36373	4.2	2/13/2020

4.3	Indenture, dated February 26, 2021, among the Company, the guarantors listed therein and U.S. Bank National Association, as trustee.	8-K	001-36373	4.1	2/26/2021

4.4	Form of 3.500% Senior Notes due 2029 (included in exhibit 4.1).	8-K	001-36373	4.2	2/26/2021

4.5	Credit Agreement dated as of February 26, 2021, among TriNet USA, Inc. as Holdings, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-36373	10.1	2/26/2021

10.1*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.2*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Award Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.6	3/4/2014

10.4*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	4/30/2018

10.5*	Form of Restricted Stock Award Agreement and Restricted Stock Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.3	4/30/2018

10.6*	Form of Performance-Based Restricted Stock Award Agreement and Performance-Based Restricted Stock Grant Notice under the 2009 Equity Incentive Plan, as amended through February 20, 2014.	10-Q	001-36373	10.4	4/30/2018

10.7*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/29/2019

TRINET	93	2021 FORM 10-K

EXHIBITS	Table of Contents

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.8*	TriNet Group, Inc. 2019 Equity Incentive Plan.	10-Q	001-36373	10.1	7/25/2019

10.9*	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of January 15, 2020.	10-Q	001-36373	10.4	4/28/2020

10.10*	Form of Restricted Stock Unit Grant Notice under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2021.	10-Q	001-36373	10.4	4/26/2021

10.11*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2020.	10-Q	001-36373	10.5	4/26/2021

10.12*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.13*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.14*	Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-36373	10.17		X

10.15*	TriNet Group, Inc. Severance Benefit Plan.	10-K	001-36373	10.10	4/1/2016

10.16*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.17	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.18*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.19*	Second Amended and Restated Employment Agreement, dated December 31, 2016, between Edward Griese and TriNet Group, Inc.	10-Q	001-36373	10.2	8/1/2017

10.20	Separation Agreement between Edward Griese and TriNet Group, Inc. dated December 31, 2021.					X

10.21*	Employment Agreement, dated November 19, 2018, between Samantha Wellington and TriNet Group, Inc.	10-K	001-36373	10.22	2/14/2019

10.22*	Second Amended and Restated Employment Agreement, dated July 25, 2020, between TriNet USA, Inc. and Olivier Kohler.	8-K	001-36373	10.2	11/19/2020

10.23*	Employment Agreement dated August 13, 2020, between TriNet Group, Inc. and Kelly Lee Tuminelli.	10-Q	001-36373	10.1	10/26/2020

10.24*	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

21.1	List of Subsidiaries.					X

TRINET	94	2021 FORM 10-K

EXHIBITS	Table of Contents

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.SCHCAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.					X

101.CALDEF	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document.					X

101.DEFLAB	Inline XBRL Taxonomy Extension Definition Label Linkbase Document.					X

101.LABPRE	Inline XBRL Taxonomy Extension Label Presentation Linkbase Document.					X

101.PRE104	XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (embedded with the Inline XBRL document).					X

*	Constitutes a management contract or compensatory plan or arrangement.
**	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	95	2021 FORM 10-K

SIGNATURES	Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of 14th February, 2022.

TRINET GROUP, INC.

Date: February 14, 2022	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: February 14, 2022	By:	/s/ Kelly Tuminelli
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

TRINET	96	2021 FORM 10-K

SIGNATURES	Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Goldfield	Chief Executive Officer (principal executive officer)	February 14, 2022
Burton M. Goldfield

/s/ Kelly Tuminelli	Chief Financial Officer (principal financial officer and principal accounting officer)	February 14, 2022
Kelly Tuminelli

/s/ Michael J. Angelakis	Director	February 14, 2022
Michael J. Angelakis

/s/ Katherine August-deWilde	Director	February 14, 2022
Katherine August-deWilde

/s/ Martin Babinec	Director	February 14, 2022
Martin Babinec

/s/ H. Raymond Bingham	Director	February 14, 2022
H. Raymond Bingham

/s/ Paul Chamberlain	Director	February 14, 2022
Paul Chamberlain

/s/ Ralph Clark	Director	February 14, 2022
Ralph Clark

/s/ Maria Contreras-Sweet	Director	February 14, 2022
Maria Contreras-Sweet

/s/ David C. Hodgson	Director	February 14, 2022
David C. Hodgson

/s/ Dr. Jacqueline Kosecoff	Director	February 14, 2022
Dr. Jacqueline Kosecoff

/s/ Wayne B. Lowell	Director	February 14, 2022
Wayne B. Lowell

/s/ Myrna Soto	Director	February 14, 2022
Myrna Soto

TRINET	97	2021 FORM 10-K