Form 10-Q
period 2022-03-31
TRINET GROUP, INC.
filed 2022-04-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 19, 2022 was 62,258,494.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2022

TRINET	2	2022 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2018 Term Loan	Our $425 million term loan A executed in June 2018 and repaid in 2021
2021 Credit Program	Our 2021 program to provide eligible clients with credits, subject to certain predefined conditions and based on certain pandemic related excess health care cost savings achieved.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, including our $500 million revolving line of credit.
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
Recovery Credit	2020 program to provide clients with one-time reductions against fees for future services
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	Worksite employee
YTD	Year to date
Zenefits	YourPeople, Inc. (dba Zenefits) and its subsidiaries

TRINET	3	2022 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our continued ability to support the economic recovery of our clients and SMBs; our ability to respond appropriately to the impact of COVID-19 on our business and our clients' businesses; ; the impact of our completed tender offer on our future share prices; the impact of the Zenefits acquisition on our business including our ability to diversify our offerings and grow the Zenefits client base; the effect that our $500 million o3.50% senior notes and of our replacement of our existing revolving facility with our 2021 Credit Agreement will have on our business; the timing and strategies we employ with respect to corporate investments and capital expenditures;; expectations regarding medical utilization rates by our WSEs;; the impact of our Recovery Credit program and our 2021 Credit Program and their suitability for generating client loyalty and retention; our ability to modify or develop service offerings to assist clients still affected by COVID-19; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical service offerings; the impact of our plans to continue to grow our client base; planned improvements to our technology platform; our ability to drive operating efficiencies and improve the client experience; the impact of our client service initiatives; the volume and severity of insurance claims and the continuing impact of COVID-19 on those claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business, including due to COVID-19; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 14, 2022 (our 2021 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Form 10-K, as well as those appearing under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and those appearing in our other periodic filings with the SEC, including risk factors associated with: the economic, health and business disruption caused by the COVID-19 pandemic; the impact of the COVID-19 pandemic on our clients and prospects, insurance costs and operations; the impact of the COVID-19 pandemic on the laws and regulations that impact our industry and clients; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; our ability to mitigate the business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base and the concentration of our clients in certain geographies and industries; loss of clients for reasons beyond our control; the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic an health factors on our operations; the impact of failures or limitations in the business systems we rely upon; the impact of our Recovery Credit program and 2021 Credit Program; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy regulatory requirements and meet the expectations of our clients and manage client attrition; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent

TRINET	4	2022 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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
Our Company is the sole owner of the trademark “TriNet” and other trademarks appearing in this report. Our Company does not intend to use or display trade names or trademarks owned by others to imply any form of association with any of those companies.

TRINET	5	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
TriNet is a leading provider of HR expertise, payroll services, employee benefits, employment risk mitigation services and human capital management (HCM) software for SMBs. We deliver a comprehensive suite of services that help our clients administer and manage various HR-related needs and functions, such as compensation and benefits, payroll processing, employee data, health insurance and workers' compensation programs, and transactional HR needs using our technology platform, cloud-based software and HR, benefits and compliance expertise. We empower SMBs to focus on what matters most - growing their business.
We leverage our scale and industry HR experience to deliver our PEO service offerings tailored for SMBs in specific industry verticals. We believe our vertical approach is a key differentiator for us and creates additional value for our PEO clients driven by addressing their industry-specific HR needs. We offer six industry-tailored PEO vertical services: TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology. Through our acquisition of Zenefits in February 2022, we now offer a self-directed, cloud-based HCM software product and other HR related services for all SMBs without using a co-employment model.
Acquisition
In February 2022, we acquired Zenefits, a leading cloud HR platform which provides innovative and intuitive HR, benefits, payroll and employee engagement software purpose-built for SMBs. We believe the acquisition of Zenefits and its cloud-based HCM software allows us to diversify our product and service offerings to all SMBs without using a co-employment model, and enables us to dynamically service SMBs throughout their lifecycle and expand the customers we serve.
Operational Highlights
Our consolidated results for the first quarter of 2022 reflect our continuing efforts to serve our existing clients and attract new customers while supporting the economic recovery of SMBs from the COVID-19 pandemic.
During the three months ended March 31, 2022 we:
•continued to grow total revenues,
•completed the acquisition of Zenefits, diversifying our product and service offerings, and
•completed a tender offer to repurchase $316 million in shares of TriNet common stock.

TRINET	6	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the first quarter ended March 31, 2022, when compared to the same period of 2021, are noted below:
Q1 2022

	$1.2B		$204M		80%
	Total revenues		Operating income		Insurance cost ratio
	15%	increase	48%	increase	(3)%	decrease

	$146M		$2.21		$168M
	Net income		Diluted EPS		Adjusted Net income *
	45%	increase	46%	increase	51%	increase

	343,245		348,349		253,766
	Average WSEs		Total WSEs		Average HCM Users
	7%	increase	7%	increase

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
We continued to achieve quarter-over-quarter revenue growth, reflecting our higher Average WSEs, rate increases and the expiration of credit programs created in prior years to benefit our customers during the COVID-19 pandemic. Our addition of HCM cloud services following the acquisition of Zenefits in February 2022 also contributed to our growth.
During the first quarter of 2022, our Average WSEs increased 7% and total WSEs increased 7% compared to the same period in 2021, primarily as a result of continued hiring in our installed base.
Increased medical services utilization in the first quarter of 2022, combined with increased volume due to quarter-over-quarter WSE growth, resulted in higher insurance costs compared to the same period in 2021.
The growth in total revenues, partially offset by increases in insurance costs and operating expenses, resulted in increases in our net income and Adjusted Net Income of 45% and 51%, respectively.

TRINET	7	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the first quarter of March 31, 2022 when compared to the same period of 2021. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2021 Form 10-K.

	Three Months Ended March 31,
(in millions, except operating metrics data)	2022	2021	% Change
Income Statement Data:
Professional service revenues	$194	$153	27%
Insurance service revenues	1,024	907	13
Total revenues	1,218	1,060	15
Insurance costs	823	751	10
Operating expenses	191	171	12
Total costs and operating expenses	1,014	922	10
Operating income	204	138	48
Other income (expense):
Interest expense, bank fees and other	(5)	(5)	—
Interest income	1	2	(50)
Income before provision for income taxes	200	135	48
Income taxes	54	34	59
Net income	$146	$101	45%

Cash Flow Data:
Net cash provided by (used in) operating activities	214	$(175)	(222)
Net cash used in investing activities	(213)	(3)	7,000
Net cash provided by (used in) financing activities	(353)	56	(730)

Non-GAAP measures (1):
Adjusted EBITDA	$242	163	48
Adjusted Net income	$168	111	51
Corporate Operating Cash Flows	193	131	47

Operating Metrics:
Insurance Cost Ratio	80%	83%	(3)%
Average WSEs	343,245	321,295	7%
Total WSEs	348,349	326,216	7%
Average HCM Users (2)	253,766	N/A	N/A
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    From February 15, 2022, the date on which we acquired Zenefits, to the end of the period.
The following table summarizes our balance sheet data as of March 31, 2022 compared to December 31, 2021.

(in millions)	March 31, 2022	December 31, 2021	% Change
Balance Sheet Data:
Working capital	$305	$700	(56)%
Total assets	3,204	3,309	(3)
Debt	495	495	—
Total stockholders’ equity	695	881	(21)

TRINET	8	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
- amortization of intangible assets,
- stock based compensation expense, and
- transaction and integration costs.

• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-recurring costs, such as transaction and integration costs, and non-cash charges, such as depreciation and amortization, and stock-based compensation recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
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
- transaction and integration costs, and
- the income tax effect (at our effective tax rate (1) of these pre-tax adjustments.
• Provides information to our stockholders and board of directors to understand how our management evaluates our business, to monitor and evaluate our operating results, and analyze profitability of our ongoing operations and trends on a consistent basis by excluding certain non-recurring costs and non-cash charges.

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

(1)    Non-GAAP effective tax rate is 25.5% for 2022 and 2021, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on a terminated derivative.

TRINET	9	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$146	$101
Provision for income taxes	54	34
Stock based compensation	12	11
Interest expense, bank fees and other	6	5
Depreciation and amortization of intangible assets ¹	14	12
Transaction and integration costs	10	—
Adjusted EBITDA	$242	$163
Adjusted EBITDA Margin	19.9%	15.4%
(1)    Amount includes amortization of cloud computing arrangements included in operating expenses.
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$146	$101
Effective income tax rate adjustment	4	—
Stock based compensation	12	11
Amortization of other intangible assets, net	3	1
Non-cash interest expense	—	2
Transaction and integration costs	10	—
Income tax impact of pre-tax adjustments	(7)	(4)
Adjusted Net Income	$168	$111

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$214	$(175)
Less: Change in WSE related other current assets	(9)	(85)
Less: Change in WSE related liabilities	30	(221)
Net cash provided by (used in) operating activities - WSE	$21	$(306)
Net cash provided by operating activities - Corporate	$193	$131

TRINET	10	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our PEO business. We have historically experienced our highest volumes of changes in new and exiting clients during the first quarter of the year, as SMBs generally change their payroll service providers at the beginning of the payroll tax year. Average WSEs increased 7% when comparing the first quarter of 2022 to the same period in 2021, primarily due to higher Total WSEs at the beginning of 2022 compared to 2021 and increased hiring in our installed base across most verticals during the current quarter, led by our Technology and Professional Services verticals. While the number of clients exiting during the first quarter of 2022 was consistent with the same period in 2021, we experienced higher WSE attrition during the first quarter of 2022 primarily due to large customers leaving as they either grew out of the PEO model or were acquired.
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
HCM Users

Average HCM Users is a volume measure we use to monitor the performance of our cloud-based HCM services business. Average HCM Users from the date of our acquisition of Zenefits, February 15, 2022 to the end of the first quarter of 2022 was 253,766.

Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.

TRINET	11	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended March 31,
(in millions)	2022	2021
Insurance costs	$823	$751
Insurance service revenues	1,024	907
Insurance Cost Ratio	80%	83%

ICR decreased for the quarter as the increase in ISR in 2022 more than offset the increase in insurance costs that resulted from increased medical services utilization and COVID-19 testing, treatment and vaccination costs. ICR in the first quarter of 2021 was impacted by the $32 million reduction in insurance service revenues from the 2021 Credit Program and Recovery Credit program, which increased the ICR by 3 points. While medical services utilization has increased in 2022, the ICR remains below pre-pandemic levels, as access to medical systems in the quarter was constrained in regions where increases in hospitalizations arising from the COVID-19 Omicron variant reduced preventative and elective procedures.
Total Revenues
Our revenues consist of professional service revenues (PSR) and insurance service revenues (ISR). PSR represents fees charged to clients for processing payroll-related transactions on behalf of our clients, access to our HR expertise, employment and benefit law compliance services, other HR-related services and fees charged to access our cloud-based HCM services. ISR consists of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly total revenues per Average WSE is a measure we use to monitor the success of our PEO pricing strategies. This measure increased 8% during the first quarter of 2022 compared to the same period in 2021.
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
•Credit - the weighted average change in amounts recognized for the Recovery Credit and 2021 Credit Program, and
•HCM - incremental HCM cloud services revenue from our acquisition of Zenefits in mid-February 2022.

TRINET	12	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

PSR	* Total revenues exclude revenues from our HCM cloud services

ISR - % represents proportion of insurance service revenues to total revenues

The growth in total revenues was primarily driven by higher Average WSEs and growth in rate, combined with the decrease in credits to customers, as the credit programs we created in prior years to benefit our customers during the COVID-19 pandemic have expired.
In the first quarter of 2022, we did not recognize any reduction in revenue for any credit programs, such as the Recovery Credit or for the 2021 Credit Program. In the same period in 2021, we recognized a reduction in revenue of $12 million for the Recovery Credit and $25 million for the 2021 Credit Program.
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
The table below provides a view of the changes in components of operating income for the first quarter of 2022, as compared to the same period in 2021.

(in millions)
$138	First Quarter 2021 Operating Income
+158
Higher total revenues primarily driven by higher Average WSEs, rate increases and the expiration of credit programs we created in prior years to benefit our customers, which reduced revenue by $37 million in the prior year.

-72	Higher insurance costs primarily as a result of higher medical services utilization and higher volume driven by the growth in WSEs.
-20	Higher OE primarily as a result of higher compensation and consulting expenses to support initiatives to improve client experience, enhance service offerings, and improve processes, together with transaction and integration costs from our acquisition of Zenefits.
$204	First Quarter 2022 Operating Income

TRINET	13	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Professional Service Revenues
Our PEO clients are primarily billed on a fee per WSE per month per transaction. Our vertical approach provides us the flexibility to offer our clients in different industries with varied services at different prices, which we believe potentially reduces the value of solely using Average WSE and Total WSE counts as indicators of future potential revenue performance. Our HCM cloud services clients are primarily billed a monthly fee per user, with certain fees earned on a per transaction basis.
PSR from PEO Services customers and HCM cloud services clients was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
PEO Services	$188	$153
HCM Cloud Services (1)	6	—
Total	$194	$153
(1)    Represents 1.5 months of revenue from our acquisition of Zenefits on February 15, 2022.
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals,
•Recovery Credit - the weighted average change in amounts recognized for the Recovery Credit program, and
•HCM - incremental HCM cloud services revenue from our acquisition of Zenefits in mid-February 2022.
The growth in PSR for the quarter was driven by a growth in rate which incorporates an increase in fees for other services, including COBRA administration, volume growth due to higher Average WSEs and a decrease in the Recovery Credit recognized. We continued to experience a favorable change in our vertical mix of WSEs, as SMBs in our Technology and Professional Services verticals, who generally utilize more services and had more WSE growth than other verticals . Our new HCM Cloud Services revenue also contributed to the increase.

TRINET	14	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from our PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and
•Credit - the weighted average change in amounts recognized for the Recovery Credit and 2021 Credit Program.

The growth in ISR for the quarter was primarily driven by higher Average WSEs, rate increases and the decrease in the Recovery Credit and 2021 Credit Program.
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

TRINET	15	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Medical services utilization increased in the first quarter of 2022 as enrollees returned to outpatient medical, dental and vision care and elective procedures. The higher overall utilization was partially offset by reductions in some regions due to the surge of the COVID-19 Omicron variant, which constrained access to medical systems from mid-December 2021 through January 2022. As a result, our medical services utilization for the quarter remained below pre-pandemic levels. The decrease in utilization in December also contributed to positive claims development as our accrued health costs were paid during the first quarter of 2022.
The increase in medical services utilization, combined with increased COVID-19 testing, treatment and vaccination costs, caused the increase in rate. The increase in volume was primarily driven by higher Average WSEs.
Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 3,300 corporate employees as of March 31, 2022 primarily located in 13 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 67% and 65% of our OE in the first quarters of 2022 and 2021, respectively.
Transaction and integration costs associated with our acquisition of Zenefits are included in G&A. These costs include advisory, legal, employee retention and cash consideration payable for unvested Zenefits restricted stock. Refer to Note 7 in Part I, Item 1. Financial Statements and Supplementary Data, of this Form 10-Q for further discussion.
During the first quarter, OE increased 12% when compared to the same period in 2021. The ratio of OE to total revenues was 16% in the first quarter of 2022 and 2021.

TRINET	16	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

% represents portion of compensation related expense included in operating expenses

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$171	Q1 2021 Operating Expenses
+6	COPS increased, driven primarily by additional hiring to support more WSEs.
-1	S&M was consistent with the prior year, with higher compensation offset by a reduction in accrued broker commissions due to a settlement.
+11	G&A increased, driven primarily by the $10 million of transaction and integration costs related to the Zenefits acquisition.
+3	SD&P increased, driven primarily by higher technology services expenses as we continue to work to improve our client experience and our systems and processes.
+1	D&A increased due to the amortization of intangible assets recognized for the Zenefits acquisition.
$191	Q1 2022 Operating Expenses

TRINET	17	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021.
Interest income, interest expense, bank fees and other for the quarter was consistent with the prior period.
Income Taxes
Our effective tax rate (ETR) was 27% and 25% for the first quarter of 2022 and 2021, respectively. The increase in ETR was primarily attributable to an increase in nondeductible compensation and a decrease in tax benefits related to stock-based compensation.

TRINET	18	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	March 31, 2022			December 31, 2021
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$235	$—	$235	$612	$—	$612
Investments	154	—	154	135	—	135
Restricted cash, cash equivalents and investments	19	1,197	1,216	19	1,176	1,195
Other current assets	73	415	488	91	406	497
Total current assets	$481	$1,612	$2,093	$857	$1,582	$2,439

Total current liabilities	$176	$1,612	$1,788	$157	$1,582	$1,739

Working capital	$305	$—	$305	$700	$—	$700
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
Working capital for corporate purposes

Corporate working capital as of March 31, 2022 decreased $395 million from December 31, 2021, primarily driven by a $377 million decrease in corporate unrestricted cash and cash equivalents due to cash paid to repurchase our stock and acquire Zenefits.

TRINET	19	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2022			2021
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$193	$21	$214	$131	$(306)	$(175)
Investing activities	(209)	(4)	(213)	6	(9)	(3)
Financing activities	(353)	—	(353)	56	—	56
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(369)	$17	$(352)	$193	$(315)	$(122)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	660	1,078	1,738	352	1,291	1,643
End of period	$291	$1,095	$1,386	$545	$976	$1,521

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(377)	$—	$(377)	$199	$—	$199
Restricted	8	17	25	(6)	(315)	(321)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$214	$(175)
Net cash provided by (used in) operating activities - WSE	21	(306)
Net cash provided by operating activities - Corporate	193	131

The year-over-year change in net cash provided by operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, settlement of the Recovery Credit, and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.

Our corporate operating cash flows in the three months ended March 31, 2022 increased, when compared to the same period in 2021, due to the increase in our net income and the timing of our payments of corporate obligations.

TRINET	20	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Three Months Ended March 31,
(in millions)	2022	2021
Investments:
Purchases of investments	(91)	(82)
Proceeds from sale and maturity of investments	72	84
Acquisition of Zenefits, net of cash acquired	(183)	—
Cash provided by (used in) investments	$(202)	$2

Capital expenditures:
Software and hardware	$(10)	$(4)
Office furniture, equipment and leasehold improvements	(1)	(1)
Cash used in capital expenditures	$(11)	$(5)
Cash used in investing activities	$(213)	$(3)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At March 31, 2022, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of March 31, 2022, we held approximately $1.9 billion in restricted and unrestricted cash, cash equivalents and investments, of which $235 million was unrestricted cash and cash equivalents and $319 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
In February 2022, we acquired Zenefits for a total purchase price of $209 million, settled by the issuance of $17 million of TriNet stock to eligible selling shareholders, with the remainder paid in cash from corporate working capital. Refer to Note 11 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the three months ended March 31, 2022 and 2021, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.

TRINET	21	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Financing Activities
Net cash provided by (used in) financing activities in the three months ended March 31, 2022 and 2021 consisted of our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2022	2021
Financing activities
Repurchase of common stock	$(353)	$(65)
Proceeds from issuance of 2029 Notes	—	500
Repayment of borrowings	—	(370)
Payment of debt issuance costs	—	(7)
Payment of long-term financing fees	—	(2)
Cash provided by (used in) financing activities	$(353)	$56
In February 2022, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program, which was initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
Also in February 2022, we announced a tender offer to purchase for cash up to $300 million in value of our issued and outstanding common stock, plus the right to accept for purchase up to an additional 2% of our outstanding shares. The tender offer expired on March 17, 2022. In accordance with the terms and conditions of the tender offer, we accepted the tender of, and purchased, 3,653,690 shares at a price of $86.50 per share, for an aggregate cost of approximately $319 million, including fees and expenses relating to the tender offer. Included in the 3,653,690 shares that we accepted for purchase were 185,971 shares that we elected to purchase pursuant to our right to purchase up to an additional 2% of our outstanding shares.
During the three months ended March 31, 2022, we repurchased a total of 4,010,945 shares of our common stock for approximately $347 million, plus costs, through our stock repurchase program, including the completed tender offer. As of March 31, 2022, approximately $217 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In February 2021, we issued $500 million aggregate principal amount of our 2029 Notes. $370 million of the proceeds was used to repay and terminate the 2018 Term Loan A. The remaining funds were used for general corporate purposes. Refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of our 2021 Form 10-K for further information.
Capital Resources
As of March 31, 2022, $500 million aggregate principal of our 2029 Notes was outstanding. The Indenture governing the 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant subsidiary guarantees of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $500 million revolving credit facility. At March 31, 2022, we had $491 million available under our 2021 Credit Agreement. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement at March 31, 2022.
Critical Accounting Policies, Estimates and Judgments
Other than the inclusion of the following additional item that required significant estimation or judgment, there have been no material changes in our critical accounting policies as discussed in our 2021 Form 10-K.

TRINET	22	2022 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Business Combinations
Under the acquisition method of accounting we generally recognize the identifiable assets acquired and the liabilities assumed in an acquiree at their estimated fair values as of the date of acquisition. We measure goodwill as the excess of the fair value of consideration transferred over the net of the estimated fair values of the identifiable assets acquired and liabilities assumed. Refer to Note 11 in Part I, Item 1. Financial Statements and Supplementary Data, of this Form 10-Q.
The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the estimated fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also allows us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease net income and result in lower asset values on our consolidated balance sheet.
These significant estimates are inherently uncertain as they relate to future economic conditions, future cash flows that we expect to generate from the acquired assets and customer behavior. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Recent Accounting Pronouncements
There have been no material changes to our recent accounting pronouncements as discussed in our 2021 Form 10-K.

TRINET	23	2022 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at March 31, 2022 and December 31, 2021.

TRINET	24	2022 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	25	2022 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions except per share data)	2022	2021
Professional service revenues	$194	$153
Insurance service revenues	1,024	907
Total revenues	1,218	1,060
Insurance costs	823	751
Cost of providing services	70	64
Sales and marketing	45	46
General and administrative	47	36
Systems development and programming	16	13
Depreciation and amortization of intangible assets	13	12
Total costs and operating expenses	1,014	922
Operating income	204	138
Other income (expense):
Interest expense, bank fees and other	(5)	(5)
Interest income	1	2
Income before provision for income taxes	200	135
Income taxes	54	34
Net income	$146	$101
Other comprehensive loss, net of income taxes	(8)	(1)
Comprehensive income	$138	$100

Net income per share:
Basic	$2.23	$1.53
Diluted	$2.21	$1.51
Weighted average shares:
Basic	65	66
Diluted	66	67
 See accompanying notes.

TRINET	26	2022 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$235	$612
Investments	154	135
Restricted cash, cash equivalents and investments	1,216	1,195
Accounts receivable, net	10	15
Unbilled revenue, net	317	324
Prepaid expenses, net	55	67
Other current assets	106	91
Total current assets	2,093	2,439
Restricted cash, cash equivalents and investments, noncurrent	163	166
Investments, noncurrent	165	168
Property, equipment and software, net	82	79
Operating lease right-of-use asset	48	42
Goodwill	433	294
Other intangible assets, net	100	6
Other assets	120	115
Total assets	$3,204	$3,309
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$118	$86
Client deposits and other client liabilities	124	97
Accrued wages	561	369
Accrued health insurance costs, net	166	174
Accrued workers' compensation costs, net	48	55
Payroll tax liabilities and other payroll withholdings	739	929
Operating lease liabilities	15	11
Insurance premiums and other payables	17	18
Total current liabilities	1,788	1,739
Long-term debt, noncurrent	495	495
Accrued workers' compensation costs, noncurrent, net	143	135
Deferred taxes	26	11
Operating lease liabilities, noncurrent	48	41
Other non-current liabilities	9	7
Total liabilities	2,509	2,428
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021)
Common stock and additional paid-in capital	837	808
($0.000025 par value per share; 750,000,000 shares authorized; 62,258,896 and 65,968,224 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)
Retained earnings (Accumulated deficit)	(133)	74
Accumulated other comprehensive loss	(9)	(1)
Total stockholders' equity	695	881
Total liabilities & stockholders' equity	$3,204	$3,309
See accompanying notes.

TRINET	27	2022 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Total Stockholders' Equity, beginning balance	$881	$607
Common Stock and Additional Paid-In Capital
Beginning balance	808	747
Issuance of common stock for the acquisition of Zenefits	17	—
Stock based compensation expense	12	11
Ending balance	837	758

Retained Earnings (Accumulated Deficit)
Beginning balance	74	(144)
Net income	146	101
Repurchase of common stock	(350)	(60)
Awards effectively repurchased for required employee withholding taxes	(3)	(5)
Ending balance	(133)	(108)

Accumulated Other Comprehensive Income
Beginning balance	(1)	4
Other comprehensive loss	(8)	(1)
Ending balance	(9)	3
Total Stockholders' Equity, ending balance	$695	$653

See accompanying notes.

TRINET	28	2022 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating activities
Net income	$146	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21	19
Stock based compensation	12	11
Amortization of ROU asset, lease modification and impairment	3	3
Deferred income taxes	2	—
Other	2	2
Changes in operating assets and liabilities:
Accounts receivable, net	8	13
Unbilled revenue, net	7	(94)
Other assets and prepaid expenses, net	(11)	(19)
Accounts payable and other liabilities	10	29
Client deposits and other client liabilities	28	17
Accrued wages	188	179
Accrued health insurance costs, net	(8)	(7)
Accrued workers' compensation costs, net	1	—
Payroll taxes payable and other payroll withholdings	(191)	(426)
Operating lease liabilities	(4)	(3)
Net cash provided by (used in) operating activities	214	(175)
Investing activities
Purchases of marketable securities	(91)	(82)
Proceeds from sale and maturity of marketable securities	72	84
Purchases of property and equipment	(11)	(5)
Acquisition of Zenefits, net of cash acquired	(183)	—
Net cash used in investing activities	(213)	(3)
Financing activities
Repurchase of common stock	(350)	(60)
Awards effectively repurchased for required employee withholding taxes	(3)	(5)
Payment of long-term financing fees and debt issuance costs	—	(9)
Proceeds from issuance of 2029 Notes	—	500
Repayment of debt	—	(370)
Net cash provided by (used in) financing activities	(353)	56
Net decrease in cash and cash equivalents, unrestricted and restricted	(352)	(122)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,738	1,643
End of period	$1,386	$1,521

Supplemental disclosures of cash flow information
Interest paid	$9	$2
Income taxes (refund) paid, net	$(12)	$2
See accompanying notes.

TRINET	29	2022 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
With our acquisition of Zenefits, we also provide cloud-based HCM services to small and medium-size businesses that allows them to manage hiring, onboarding and managing employee information, payroll processing and payroll tax administration, health insurance, and other benefits, from a single cloud-based software platform. We are not the co-employer or employer of record for such users.

We operate in one reportable segment. All of our service revenues are generated from external clients. Less than 1% of our revenue is generated outside of the U.S.
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). Certain prior year amounts have been reclassified to conform to current period presentation.

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

TRINET	30	2022 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Revenue Recognition
Performance Obligation: Cloud HCM Services
We receive fees through our cloud-based platform for providing subscription agreements to our human resource management software platform and related services. Software fees for the premium software and services are derived on a per user per month. Certain software fees are earned on a per transaction basis.
We satisfy our performance obligation by providing access to our cloud-based software-as-a service over time, and processing transactions for usage-based contracts. Revenues associated with this performance obligation are reported as professional services revenue. For non-usage-based fees, the period of time over which we are performing is commensurate with the contract term because that is the period during which we have an obligation to provide the service. The performance obligation is recognized on time elapsed basis, by month for which the services are provided, once enablement/implementation is complete. For usage-based fees, revenue is recognized in the month in which we provide the usage to the customer. Certain contracts have options to purchase additional user rights, which are recognized in the period the additional rights are delivered.
Payment terms and conditions vary by contract type, although our standard terms require immediate payment upon invoicing, or within 30 days if contractually agreed upon. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.
Recovery Credit
The change in the balance of the Recovery Credit unsatisfied performance obligation, included in client deposits and other client liabilities on the balance sheet was as follows:

March 31, 2022
(in millions)	Three Months Ended
Balance at beginning of period	$23
(-) Distributions to clients	(13)
Balance at end of period	$10
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the three months ended March 31, 2022, a majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of March 31, 2022 and December 31, 2021, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $55 million and $54 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of March 31, 2022 and December 31, 2021, accrued health insurance costs offsetting prepaid expenses were $76 million and $79 million, respectively.

TRINET	31	2022 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2022			December 31, 2021
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$235	$—	$235	$612	$—	$612
Investments	—	154	154	—	135	135
Restricted cash, cash equivalents and investments:
Payroll funds collected	1,031	—	1,031	1,012	—	1,012
Collateral for health benefits claims	29	102	131	25	98	123
Collateral for workers' compensation claims	51	—	51	58	—	58
Other security deposits	3	—	3	2	—	2
Total restricted cash, cash equivalents and investments	1,114	102	1,216	1,097	98	1,195
Investments, noncurrent	—	165	165	—	168	168
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	33	126	159	29	137	166
Other security deposits	4	—	4	—	—	—
Total	$1,386	$547	$1,933	$1,738	$538	$2,276
NOTE 3. INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of our AFS investments as of March 31, 2022 and December 31, 2021 are presented below:

	March 31, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$47	$—	$(2)	$45	$49	$—	$—	$49
Corporate bonds	170	—	(4)	166	167	1	(1)	167
U.S. government agencies and government- sponsored agencies	16	—	(1)	15	17	—	—	17
U.S. treasuries	308	—	(6)	302	285	1	(1)	285
Certificate of deposit	11	—	—	11	11	—	—	11
Other debt securities	8	—	—	8	9	—	—	9
Total	$560	$—	$(13)	$547	$538	$2	$(2)	$538

TRINET	32	2022 FORM 10-Q

As of March 31, 2022, gross unrealized losses related to AFS investments in an unrealized loss position for greater than 12 months were immaterial. Gross unrealized losses were immaterial at December 31, 2021.
Unrealized losses on fixed income securities are principally caused by changes in market interest rates and the financial condition of the issuer. In analyzing an issuer's financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by credit rating agencies have occurred, and industry analysts' reports. As we believe substantially all of the unrealized losses are driven by changes in market interest rates and we have the ability to hold these investments until maturity, or for the foreseeable future, no impairment charges were deemed necessary. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2022
One year or less	$233
Over one year through five years	280
Over five years through ten years	12
Over ten years	22
Total fair value	$547
The gross proceeds from sales and maturities of AFS securities for the three months ended March 31, 2022 and March 31, 2021 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in millions)	2022	2021
Gross proceeds from sales	$22	$41
Gross proceeds from maturities	50	43
Total	$72	$84
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
We did not have any Level 3 financial instruments recognized in our balance sheet as of March 31, 2022 and December 31, 2021. There were no transfers between levels as of March 31, 2022 and December 31, 2021.
Fair Value Measurements on a Recurring Basis
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2022 and December 31, 2021.

TRINET	33	2022 FORM 10-Q

(in millions)	Level 1	Level 2	Total
March 31, 2022
Cash equivalents:
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	—	—
Total cash equivalents	4	—	4
Investments:
Asset-backed securities	—	45	45
Corporate bonds	—	137	137
U.S. government agencies and government-sponsored agencies	—	2	2
U.S. treasuries	—	127	127
Other debt securities	—	8	8
Total investments	—	319	319
Restricted cash equivalents:
Money market mutual funds	90	—	90
U.S. treasuries	—	4	4
Total restricted cash equivalents	90	4	94
Restricted investments:
Corporate bonds	—	29	29
U.S. government agencies and government-sponsored agencies	—	13	13
U.S. treasuries	—	175	175
Certificate of deposit	—	11	11
Total restricted investments	—	228	228
Total cash equivalents and investments and restricted cash equivalents and investments	$94	$551	$645

TRINET	34	2022 FORM 10-Q

(in millions)	Level 1	Level 2	Total
December 31, 2021
Cash equivalents
Money market mutual funds	$4	$—	$4
U.S. treasuries	—	21	21
Total cash equivalents	4	21	25
Investments
Asset-backed securities	—	49	49
Corporate bonds	—	137	137
U.S. government agencies and government-sponsored agencies	—	2	2
U.S. treasuries	—	106	106
Other debt securities	—	9	9
Total investments	—	303	303
Restricted cash equivalents:
Money market mutual funds	93	—	93
Certificate of deposit	—	1	1
Total restricted cash equivalents	93	1	94
Restricted investments:
Corporate bonds	—	30	30
U.S. government agencies and government-sponsored agencies	—	15	15
U.S. treasuries	—	179	179
Certificate of deposit	—	11	11
Total restricted investments	—	235	235
Total investments and restricted cash equivalents and investments	$97	$560	$657
Fair Value of Financial Instruments Disclosure
Long-Term Debt
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of March 31, 2022, Our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $463 million and $500 million as of March 31, 2022 and December 31, 2021, respectively.
NOTE 5. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Total accrued costs, beginning of period	$198	$205
Incurred
Current year	17	16
Prior years	(5)	(4)
Total incurred	12	12
Paid
Current year	—	(1)
Prior years	(11)	(11)
Total paid	(11)	(12)
Total accrued costs, end of period	$199	$205

TRINET	35	2022 FORM 10-Q

The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2022	December 31, 2021
Total accrued costs, end of period	$199	$198
Collateral paid to carriers and offset against accrued costs	(8)	(8)
Total accrued costs, net of carrier collateral offset	$191	$190
Payable in less than 1 year (net of collateral paid to carriers of $2 at March 31, 2022 and December 31, 2021, respectively)	$48	$55
Payable in more than 1 year (net of collateral paid to carriers of $6 at March 31, 2022 and December 31, 2021, respectively)	143	135
Total accrued costs, net of carrier collateral offset	$191	$190
Incurred losses related to prior years represents changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2022, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of March 31, 2022 and December 31, 2021, we had $43 million for both periods of collateral held by insurance carriers of which $8 million for both periods was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	36	2022 FORM 10-Q

NOTE 7. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2022 and 2021 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. The performance-based awards granted in 2019 were previously cancelled. RSUs and RSAs are generally forfeited if the participant terminates service prior to vesting.
The following tables summarize RSU and RSA activity for the three months ended March 31, 2022:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	1,008,927	5,744	1,014,671	$68.74
Granted	776,041	—	776,041	88.68
Vested	(119,129)	(5,744)	(124,873)	61.34
Forfeited	(30,568)	—	(30,568)	70.44
Nonvested at March 31, 2022	1,635,271	—	1,635,271	$78.73
Performance-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	255,224	—	255,224	$67.16
Granted	213,943	—	213,943	87.52
Vested	(7,393)	—	(7,393)	52.86
Nonvested at March 31, 2022	461,774	—	461,774	$76.82
Zenefits Restricted Stock
In connection with the acquisition of Zenefits (See Note 11), unvested Zenefits restricted stock at the closing of the acquisition were converted to the right to receive a pro-rata share of the total consideration, payable in cash quarterly over 18 months subject to continued service. Unpaid amounts are generally forfeited if the employee terminates service prior to vesting. As of March 31, 2022, the unpaid amount was $14 million.
Stock Based Compensation
Stock based compensation expense for stock based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Cost of providing services	$3	$3
Sales and marketing	1	1
General and administrative	7	6
Systems development and programming costs	1	1
Total stock based compensation expense	$12	$11

TRINET	37	2022 FORM 10-Q

NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Shares issued and outstanding, beginning balance	65,968,224	66,456,663
Issuance of common stock from vested restricted stock units	126,522	215,958
Issuance of common stock from exercise of stock options	28,689	20,841
Issuance of common stock for the acquisition of Zenefits	193,221	—
Repurchase of common stock	(4,010,945)	(744,001)
Awards effectively repurchased for required employee withholding taxes	(46,815)	(68,228)
Shares issued and outstanding, ending balance	62,258,896	65,881,233
Stock Repurchases
In February 2022, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. This repurchase authorization has no expiration. On March 17, 2022, we completed a tender offer through which we repurchased 3,653,690 shares of common stock at a price of $86.50 per share, for total consideration of approximately $319 million, which includes costs directly attributable to the purchase. During the three months ended March 31, 2022, we repurchased a total of 4,010,945 shares of common stock for approximately $347 million, plus costs, including shares repurchased through our tender offer.
We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity. As of March 31, 2022, approximately $217 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program.
NOTE 9. INCOME TAXES

Our effective tax rate (ETR) was 27% and 25% for the three months ended March 31, 2022 and 2021, respectively. The increase in ETR was primarily attributable to an increase in nondeductible compensation and a decrease in tax benefits related to stock-based compensation.

We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax years 2016 and subsequent years.

TRINET	38	2022 FORM 10-Q

NOTE 10. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Net income	$146	$101
Weighted average shares of common stock outstanding	65	66
Basic EPS	$2.23	$1.53
Net income	$146	$101
Weighted average shares of common stock outstanding	65	66
Dilutive effect of stock options and restricted stock units	1	1
Weighted average shares of common stock outstanding	66	67
Diluted EPS	$2.21	$1.51

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1
NOTE 11. ACQUISITION OF ZENEFITS
On February 15, 2022, the Company acquired all of the shares outstanding of Zenefits, a leading cloud HR platform which provides innovative and intuitive HR, benefits, payroll and employee engagement software purpose-built for small and medium-size businesses. We believe the acquisition of Zenefits and its cloud-based HCM software allows us to diversify our product and service offerings to all SMBs without using a co-employment model, and enables us to dynamically service SMBs throughout their lifecycle and expand the customers we serve.
The Company recorded the acquisition using the acquisition method of accounting for business combinations in accordance with ASC 805 and recognized identifiable assets acquired and liabilities assumed at their fair value as of the date of acquisition. We measure goodwill as the excess of the cash and stock consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may change over the measurement period as the analysis of the assets acquired and liabilities assumed is finalized and additional information is received. The measurement period will end no later than one year from the acquisition date.
The purchase price was as follows:

(in millions)	Amount
Cash and stock consideration per agreement	$220
Closing adjustments	3
Total consideration payable	223
Less: Unvested Zenefits restricted stock	(14)
Total purchase price	$209
The purchase price consisted of cash consideration paid of $192 million and 193,221 shares of TriNet common stock with a fair value of $17 million. In accordance with the merger agreement, certain holders of Zenefits stock received cash in lieu of stock. Holders of unvested Zenefits restricted stock will receive their pro-rata share of the consideration, payable in cash quarterly over 18 months, and is generally forfeited if the employee terminates service prior to vesting. This amount will be recorded as G&A expense over the 18-month service period. Acquisition-related costs are recorded as G&A expense for the three months ended March 31, 2022 and were not material.

TRINET	39	2022 FORM 10-Q

The following table summarizes the fair value of the net assets acquired and preliminary allocation of the purchase price, measured as of the acquisition date:

(in millions)	Amount
Total purchase price	$209

Asset Acquired:
Cash	$4
Restricted cash	5
Accounts receivable, net	4
Intangible assets	96
Operating lease right-of-use asset	9
Deferred tax asset	2
Other assets	5
Total assets acquired	125

Liabilities Assumed
Accounts payable and other current liabilities	$9
Deferred revenue	13
Operating lease liabilities	15
Deferred taxes	18
Total liabilities assumed	55
Net assets acquired	$70

Goodwill	$139
Goodwill represents future economic benefits we expect to achieve as a result of the acquisition, including revenue and cost synergies from our complementary business models. The results from this acquisition have been included in our consolidated financial statements since the closing of the acquisition. Pro forma financial information was not presented because the effect of the acquisition was not material to our results of operations and financial condition. The goodwill associated with the acquisition is not deductible for income tax purposes.
The intangible assets acquired were as follows:

(in millions)	Amount	Estimated Useful Life
Acquired technology	$56	6 years
Customer relationships	40	7 years
Total intangible assets	$96

TRINET	40	2022 FORM 10-Q

OTHER INFORMATION	Table of Contents

Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2021 Form 10-K.

Legal Proceedings
For the information required in this section, refer to Note 6 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
In February 2022, we issued 193,221 shares of our common stock in connection with our acquisition of Zenefits. These shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
January 1 - January 31, 2022	250,780	$85.50	247,553	$242
February 1 - February 28, 2022	152,811	$85.40	109,702	$533
March 1 - March 31, 2022 (4)	3,654,169	$86.50	3,653,690	$217
Total	4,057,760		4,010,945
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $1,215 million as of March 31, 2022. The total remaining authorization for future stock repurchases under our stock repurchase program was $217 million as of March 31, 2022. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $347 million of our outstanding stock during the three months ended March 31, 2022.
(4) For period March 1 – March 31, 2022, we repurchased a total of 3,653,690 shares pursuant to our public tender offer.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

TRINET	41	2022 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017
3.3	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
10.1	Amended and Restated Employment Agreement between Samantha Wellington and TriNet USA, Inc. dated as of March 28, 2022	8-K	001-36373	10.1	3/29/2022
10.2	Separation Agreement between TriNet USA, Inc. and Olivier H. Kohler dated as of March 28, 2022	8-K	001-36373	10.2	3/29/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

TRINET	42	2022 FORM 10-Q

EXHIBITS	Table of Contents

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

43

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: April 26, 2022	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: April 26, 2022	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

Date: April 26, 2022	By:	/s/ Jonathan Lee
Jonathan Lee
Principal Accounting Officer

TRINET	44	2022 FORM 10-Q