Form 10-Q
period 2022-06-30
TRINET GROUP, INC.
filed 2022-07-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 19, 2022 was 62,120,988.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2022

TRINET	2	2022 Q2 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2018 Term Loan	Our $425 million term loan A executed in June 2018 and repaid in 2021
2021 Credit Program/ 2022 Credit Program	Our 2021 and 2022 programs, respectively, to provide eligible clients with credits, subject to certain predefined conditions and based on certain pandemic related excess health care cost savings achieved.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, including our $500 million revolving line of credit.

2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
Recovery Credit	2020 program to provide clients with one-time reductions against fees for future services
Recovery Credit Programs	Collectively, our 2020 Recovery Credit, 2021 Credit Program and 2022 Credit Program
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's

TRINET	3	2022 Q2 FORM 10-Q

GLOSSARY	Table of Contents

SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	Worksite employee
YTD	Year to date
Zenefits	YourPeople, Inc. (dba Zenefits) and its subsidiaries

TRINET	4	2022 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our continued ability to support the economic recovery of our clients and SMBs; our ability to respond appropriately to the impact of COVID-19 on our business and our clients' businesses; the impact of the Zenefits acquisition on our business including our ability to diversify our offerings and grow the Zenefits client base; the effect that our $500 million of 3.50% senior notes and of our replacement of our existing revolving facility with our 2021 Credit Agreement will have on our business; the timing and strategies we employ with respect to corporate investments and capital expenditures; expectations regarding medical utilization rates by our WSEs;; the impact of our Recovery Credit program and our 2021 and 2022 Credit Programs; our ability to support the economic recovery of clients still affected by COVID-19; the impact of our PEO vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical service offerings; the impact of our plans to continue to grow our client base; planned improvements to our technology platform; the implementation of our Enterprise Resource Planning system and its impact on our internal financial controls and operations; our ability to drive operating efficiencies and improve the client experience; the impact of our client service initiatives; the volume and severity of insurance claims and the continuing impact of COVID-19 on those claims; metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the principal competitive drivers in our market; our plans to retain clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business, including due to COVID-19; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 14, 2022 (our 2021 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Form 10-K, as well as those appearing under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those appearing in our other periodic filings with the SEC, including risk factors associated with: the economic, health and business disruption caused by the COVID-19 pandemic; the impact of the COVID-19 pandemic on our clients and prospects, insurance costs and operations; the impact of the COVID-19 pandemic on the laws and regulations that impact our industry and clients; our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; our ability to mitigate the business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base and the concentration of our clients in certain geographies and industries; loss of clients for reasons beyond our control; the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems we rely upon; the impact of our client Recovery Credit Programs, including our 2021 and 2022 Credit Programs; adverse changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy regulatory requirements and meet the expectations of our clients and manage client attrition; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational processes; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks and security breaches; our ability to secure our information technology infrastructure and our confidential, sensitive and personal information; our ability to comply with constantly evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee

TRINET	5	2022 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
or independent contractor; our ability to comply with the laws and regulations that govern PEOs and other similar industries; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operations and stock price due to factors outside of our control, such as the volume and severity of our workers’ compensation and health insurance claims and the amount and timing of our insurance costs, operating expenses and capital expenditure requirements; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock. Any of these factors could cause our actual results to differ materially from our anticipated results.
Forward-looking statements are not guarantees of future performance but are based on management’s expectations as of the date of this Form 10-Q and assumptions that are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from our current expectations and any past results, performance or achievements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

TRINET	6	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We leverage our scale and industry HR experience to deliver our PEO service offerings tailored for SMBs in specific industry verticals. We believe our PEO vertical approach is a key differentiator for us and creates additional value for our PEO clients driven by addressing their industry-specific HR needs. We offer six industry-tailored PEO vertical services: TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology. Through our recent acquisition of Zenefits, we now also offer a self-directed, cloud-based HCM software product and other HR related services for all SMBs without using a co-employment model.
Acquisition
In February 2022, we acquired Zenefits, a leading cloud HR platform which provides innovative and intuitive HR, benefits, payroll and employee engagement software purpose-built for SMBs. We believe the acquisition of Zenefits and its cloud-based HCM software allows us to diversify our product and service offerings to all SMBs without using a co-employment model, and enables us to dynamically service SMBs throughout their lifecycle and expand the SMBs we serve.
Operational Highlights
Our consolidated results for the first half of 2022 reflect our continuing efforts to serve our existing clients and attract new customers while continuing to support the economic recovery of SMBs from the COVID-19 pandemic.
During the first half of 2022 we:
•continued to grow WSEs and total revenues,
•Reached approximately 610,000 users across our PEO and HCM products,
•established our 2022 Credit Program to benefit our eligible clients, resulting in a $25 million reduction in insurance service revenues recognized in the second quarter of 2022,
•announced the third annual TriNet PeopleForce to take place on September 13 - 14, 2022 in New York City,
•completed the acquisition of Zenefits, diversifying our product and service offerings, and
•completed a tender offer to repurchase $316 million in shares of TriNet common stock.

TRINET	7	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the second quarter and first half of 2022 when compared to the same periods of 2021 are noted below:
Q2 2022

	$1.2B		$119M		84%
	Total revenues		Operating income		Insurance cost ratio
	9%	increase	(2)%	decrease	(1)%	decrease

	$85M		$1.35		$108M
	Net income		Diluted EPS		Adjusted Net income *
	(7)%	decrease	(1)%	decrease	4%	increase

	351,366		357,855		252,565
	Average WSEs		Total WSEs		Average HCM Users
	6%	increase	5%	increase

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
We continued to achieve quarter-over-quarter revenue growth, reflecting our higher Average WSEs, rate increases and the addition of HCM cloud services following the acquisition of Zenefits in February 2022. The quarter-over-quarter revenue growth was partially offset by our 2022 Credit Program, which resulted in a $25 million reduction to revenue. This amount reflects estimated credits that will be paid to eligible clients under this program, based on the expected performance of our health insurance costs during the remainder of 2022. This program is currently limited to $25 million and the estimated credits, and actual payments, may be reduced in future periods based on the actual performance of our health insurance costs.
During the second quarter of 2022, our Average WSEs increased 6% and total WSEs increased 5% compared to the same period in 2021, primarily as a result of continued hiring in our installed base during the current and prior quarters.
Increased medical services utilization in the second quarter of 2022, combined with increased volume due to quarter-over-quarter WSE growth, resulted in higher insurance costs compared to the same period in 2021.
The growth in total revenues was offset by increases in insurance costs, operating expenses and income taxes, which resulted in a decrease in our net income of 7%. Excluding the impact of transaction and integration costs from our acquisition of Zenefits, Adjusted Net Income increased 4%.
YTD 2022

	$2.4B		$323M		82%
	Total revenues		Operating income		Insurance cost ratio
	12%	increase	25%	increase	(2)%	decrease

	$230M		$3.58		$276M
	Net income		Diluted EPS		Adjusted Net income *
	20%	increase	25%	increase	28%	increase

	347,306		252,969
	Average WSEs		Average HCM Users
	6%	increase

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	8	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the second quarter and first half of 2022 when compared to the same periods of 2021. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2021 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except operating metrics data)	2022	2021	% Change	2022	2021	% Change
Income Statement Data:
Professional service revenues	$182	$156	17%	$376	$309	22%
Insurance service revenues	1,018	944	8	2,042	1,851	10
Total revenues	1,200	1,100	9	2,418	2,160	12
Insurance costs	852	798	7	1,675	1,549	8
Operating expenses	229	181	27	420	352	19
Total costs and operating expenses	1,081	979	10	2,095	1,901	10
Operating income	119	121	(2)	323	259	25
Other income (expense):
Interest expense, bank fees and other	(5)	(5)	—	(11)	(10)	10
Interest income	2	1	100	3	3	—
Income before provision for income taxes	116	117	(1)	315	252	25
Income taxes	31	26	19	85	60	42
Net income	$85	$91	(7)%	$230	$192	20%

Cash Flow Data:
Net cash provided by (used in) operating activities				$125	$(190)	(166)%
Net cash used in investing activities				(191)	(135)	41
Net cash provided by (used in) financing activities				(385)	43	(995)

Non-GAAP measures (1):
Adjusted EBITDA	$162	154	5%	$404	$317	27%
Adjusted Net income	$108	104	4	$276	$215	28
Corporate Operating Cash Flows				$293	$240	22

Operating Metrics:
Insurance Cost Ratio	84%	85%	(1)%	82%	84%	(2)%
Average WSEs	351,366	332,719	6%	347,306	327,007	6%
Total WSEs	357,855	339,935	5%	357,855	339,935	5%
Average HCM Users (2)	252,565	N/A	N/A	252,969	N/A	N/A
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    For the six months ended June 30, 2022, reflects HCM Users from February 15, 2022, the date on which we acquired Zenefits, to the end of the period.
The following table summarizes our balance sheet data as of June 30, 2022 compared to December 31, 2021.

(in millions)	June 30, 2022	December 31, 2021	% Change
Balance Sheet Data:
Working capital	$374	$700	(47)%
Total assets	3,044	3,309	(8)
Debt	495	495	—
Total stockholders’ equity	763	881	(13)

TRINET	9	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock based compensation,
- amortization of intangible assets, net,
- non-cash interest expense (2),
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
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on a terminated derivative.

TRINET	10	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$85	$91	$230	$192
Provision for income taxes	31	26	85	60
Stock based compensation	18	13	30	24
Interest expense, bank fees and other	5	5	11	10
Depreciation and amortization of intangible assets ¹	16	19	31	31
Transaction and integration costs	7	—	17	—
Adjusted EBITDA	$162	$154	$404	$317
Adjusted EBITDA Margin	13.5%	14.0%	16.7%	14.7%
(1)    Amount includes amortization of cloud computing arrangements included in operating expenses.
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$85	$91	$230	$192
Effective income tax rate adjustment	—	(4)	5	(4)
Stock based compensation	18	13	30	24
Amortization of intangible assets, net	5	9	8	10
Non-cash interest expense	1	1	1	3
Transaction and integration costs	7	—	17	—
Income tax impact of pre-tax adjustments	(8)	(6)	(15)	(10)
Adjusted Net Income	$108	$104	$276	$215

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$125	$(190)
Less: Change in WSE related other current assets	9	(96)
Less: Change in WSE related liabilities	(177)	(334)
Net cash provided by (used in) operating activities - WSE	$(168)	$(430)
Net cash provided by operating activities - Corporate	$293	$240

TRINET	11	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our PEO services. Average WSEs increased 6% when comparing the second quarter of 2022 to the same period in 2021, primarily due to higher Total WSEs at the beginning of 2022 compared to 2021 and increased hiring in our installed base across most verticals during the current quarter, led by our Technology and Professional Services verticals. The increase in hiring in our installed base was partially offset by attrition in our Main Street, Technology and Professional Services verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future revenues, insurance costs and COPS.
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
HCM Users

Average HCM Users is a volume measure we use to monitor the performance of our cloud-based HCM services. Average HCM Users for the second quarter and first half of 2022 was 252,565 and 252,969, respectively.
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

TRINET	12	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Insurance costs	$852	$798	$1,675	$1,549
Insurance service revenues	1,018	944	2,042	1,851
Insurance Cost Ratio	84%	85%	82%	84%

ICR decreased for the quarter as the increase in ISR in 2022 more than offset the increase in insurance costs that resulted from increased medical services utilization and COVID-19 testing, treatment and vaccination costs.

ICR decreased for the six months ended June 30, 2022 due to the increase in ISR, resulting from higher Average WSEs, rate increases and the expiration of our credit programs created in prior years. This was partially offset by the reduction in revenue recognized for the 2022 Credit Program.

ICR for the quarter and first half of 2022 also benefited from favorable prior year development on our accrued workers' compensation costs, primarily due to lower than expected claim frequency as WSEs have shifted to remote work during the pandemic.

While medical services utilization has increased in 2022, the ICR remains below pre-pandemic levels, as access to medical systems in the quarter was constrained in regions where increases in hospitalizations due to a surge in COVID-19 cases reduced preventative and elective procedures.
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
We also recognized a $25 million reduction to revenue under our 2022 Credit Program. This amount reflects estimated credits that will be paid to eligible clients under this program, based on the expected performance of our health insurance costs in 2022, and is currently limited to $25 million. These credits are recorded as a reduction to ISR and are payable within 12 months to eligible clients as of June 30, 2022. To the extent we experience higher than expected health insurance costs during the remainder of 2022, this estimate, and our actual payment, may be reduced.

TRINET	13	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Monthly total revenues per Average WSE is a measure we use to monitor the success of our PEO pricing strategies. This measure increased 2% during the second quarter of 2022 compared to the same period in 2021.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings,
•Credit - the weighted average change in amounts recognized for the Recovery Credit, 2021 Credit Program and 2022 Credit Program, and
•HCM - incremental HCM cloud services revenue from our acquisition of Zenefits in February 2022.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

The growth in total revenues for the second quarter and the first half of 2022 was primarily driven by higher Average WSEs and growth in rate, and the expiration of credit programs created in prior years to benefit our customers during the COVID-19 pandemic. This was offset by the $25 million reduction in revenue recognized in the second quarter of 2022 for our new 2022 Credit Program. Our addition of HCM cloud services, following the acquisition of Zenefits in February 2022, also contributed to our growth.

TRINET	14	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The table below provides a view of the changes in components of operating income for the second quarter and first half of 2022, as compared to the same periods in 2021.

(in millions)
$121	Second Quarter 2021 Operating Income
+100	Higher total revenues primarily driven by higher Average WSEs and rate increases, partially offset by our 2022 Credit Program.
-54	Higher insurance costs primarily as a result of higher medical services utilization and higher volume driven by the growth in WSEs.
-48	Higher OE primarily as a result of higher compensation and consulting expenses to support initiatives to improve client experience, enhance service offerings, and improve processes, together with incremental expenses, including transaction and integration costs from our acquisition of Zenefits.
$119	Second Quarter 2022 Operating Income

(in millions)
$259	YTD 2021 Operating Income
+258
Higher total revenues primarily driven by higher Average WSEs, rate increases and the expiration of credit programs we created in prior years to benefit our customers, which reduced revenue by $42 million in the prior year, partially offset by our 2022 Credit Program.

-126	Higher insurance costs primarily as a result of higher medical services utilization and higher volume driven by the growth in WSEs.
-68	Higher OE primarily as a result of higher compensation and consulting expenses to support initiatives to improve the client experience, enhance service offerings, and improve processes, together with incremental expenses, including transaction and integration costs, from our acquisition of Zenefits.
$323	YTD 2022 Operating Income

TRINET	15	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HCM cloud services clients was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
PEO Services	$170	$156	$358	$309
HCM Cloud Services (1)	12	—	18	—
Total	$182	$156	$376	$309
(1)    Represents revenue since our acquisition of Zenefits on February 15, 2022.
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals,
•Recovery Credit - the weighted average change in amounts recognized for the Recovery Credit program, and
•HCM - incremental HCM cloud services revenue from our acquisition of Zenefits in February 2022.

TRINET	16	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The growth in PSR for the second quarter and the first half of 2022 was driven by a growth in rate, volume growth due to higher Average WSEs. We continued to experience a favorable change in our vertical mix of WSEs, as SMBs in our Technology and Professional Services verticals, who generally utilize more services, had more WSE growth than other verticals. Our new HCM Cloud Services revenue also contributed to the increase.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from our PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and
•Credit - the weighted average change in amounts recognized for the Recovery Credit, 2021 Credit Program and 2022 Credit Program.

The growth in ISR for the second quarter and the first half of 2022 was primarily driven by higher Average WSEs, rate increases and the decrease in the Recovery Credit and 2021 Credit Program. This was partially offset by the $25 million reduction in revenue recognized in the second quarter under our 2022 Credit Program.

TRINET	17	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Medical services utilization increased in the second quarter and the first half of 2022 as enrollees returned to outpatient medical, dental and vision care and elective procedures. The higher utilization was partially offset by reductions in some regions due to a surge of COVID-19 cases, which constrained access to medical systems from mid-December 2021 through January 2022 and in June 2022. As a result, our medical services utilization for the quarter remained below pre-pandemic levels. The decrease in utilization in December 2021 also contributed to positive claims development as our accrued health costs were paid during the first half of 2022.
The increase in medical services utilization, combined with increased COVID-19 testing, treatment and vaccination costs, caused the increase in rate. The increase in volume was primarily driven by higher Average WSEs.

TRINET	18	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 3,500 corporate employees as of June 30, 2022 primarily located in 13 offices across the U.S. Our corporate employees' compensation-related expenses represent a majority of our operating expenses. Compensation costs for our corporate employees include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 66% and 62% of our OE in the second quarters of 2022 and 2021 and 67% and 63% in the first half of 2022 and 2021, respectively.
Transaction and integration costs associated with our acquisition of Zenefits are included in G&A. These costs include advisory, legal, employee retention and cash consideration tied to ongoing employment. Refer to Note 6 in Part I, Item 1. Financial Statements and Supplementary Data, of this Form 10-Q for further discussion.
During the second quarter and the first half of 2022, OE increased 27% and 19%, respectively, when compared to the same periods in 2021. During the second quarter and the first half of 2022, the ratio of OE to total revenues were 19% and 17%, respectively, when compared to the same periods in 2021.

% represents portion of compensation related expense included in operating expenses

TRINET	19	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$181	Q2 2021 Operating Expenses
+10	COPS increased, driven primarily by additional hiring to support more WSEs and incremental costs related to our HCM Cloud Services.
+17	S&M increased, driven primarily by higher compensation and travel and entertainment.
+15	G&A increased, driven primarily by higher compensation, consulting and technology spend and $7 million of transaction and integration costs related to the Zenefits acquisition.
+9	SD&P increased, driven primarily by higher compensation and technology services expenses as we continue to work to improve our client experience and our systems and processes.
-3	D&A decreased due to the impairment of customer relationship intangibles in the prior year, partially offset by the amortization of intangible assets recognized for the Zenefits acquisition.
$229	Q2 2022 Operating Expenses

(in millions)
$352	YTD 2021 Operating Expenses
+16	COPS increased, driven primarily by additional hiring to support more WSEs and incremental costs related to our HCM Cloud Services.
+16	S&M increased, due to increased compensation, technology spend, travel and entertainment, partially offset by reduction in accrued broker commissions due to settlement.
+26	G&A increased, driven primarily by the $17 million of transaction and integration costs related to the Zenefits acquisition, higher compensation and technology services expenses to improve our client experience, our systems and processes, and to enhance our service offerings.
+12	SD&P increased, driven primarily by increased compensation and technology services expenses as we continue to work to improve our client experience and our systems and processes.
-2	D&A decreased due to the impairment of customer relationship intangibles in the prior year, partially offset by the amortization of intangible assets recognized for the Zenefits acquisition.
$420	YTD 2022 Operating Expenses

TRINET	20	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021.

TRINET	21	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Interest income, interest expense, bank fees and other for the second quarter and the first half of 2022 was consistent with the prior periods.
Income Taxes
Our effective tax rate (ETR) was 27% and 22% for the second quarter of 2022 and 2021, respectively and 27% and 24% for the first half of 2022 and 2021, respectively. Our ETR in the prior year periods benefited from a favorable adjustment of our previously disputed receivable from the IRS.

TRINET	22	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	June 30, 2022			December 31, 2021
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$336	$—	$336	$612	$—	$612
Investments	120	—	120	135	—	135
Restricted cash, cash equivalents and investments	20	1,008	1,028	19	1,176	1,195
Other current assets	76	397	473	91	406	497
Total current assets	$552	$1,405	$1,957	$857	$1,582	$2,439

Total current liabilities	$178	$1,405	$1,583	$157	$1,582	$1,739

Working capital	$374	$—	$374	$700	$—	$700
Working capital for WSEs related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs and our 2022 Credit Program liability. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occur two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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
Working capital for corporate purposes

Corporate working capital as of June 30, 2022 decreased $326 million from December 31, 2021, primarily driven by the $276 million decrease in corporate unrestricted cash and cash equivalents which as we paid cash to repurchase our stock and acquire Zenefits.
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

TRINET	23	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2022			2021
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$293	$(168)	$125	$240	$(430)	$(190)
Investing activities	(184)	(7)	(191)	(128)	(7)	(135)
Financing activities	(385)	—	(385)	43	—	43
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(276)	$(175)	$(451)	$155	$(437)	$(282)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	660	1,078	1,738	352	1,291	1,643
End of period	$384	$903	$1,287	$507	$854	$1,361

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(276)	$—	$(276)	$163	$—	$163
Restricted	—	(175)	(175)	(8)	(437)	(445)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$125	$(190)
Net cash provided by (used in) operating activities - WSE	(168)	(430)
Net cash provided by operating activities - Corporate	293	240

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

Our corporate operating cash flows in the first half of June 30, 2022 increased, when compared to the same period in 2021, due to our higher Net income and the timing of our payments of corporate obligations.

TRINET	24	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Six Months Ended June 30,
(in millions)	2022	2021
Investments:
Purchases of investments	(157)	(267)
Proceeds from sale and maturity of investments	175	149
Acquisition of Zenefits, net of cash acquired	(183)	—
Cash provided by (used in) investments	$(165)	$(118)
Cash used in capital expenditures	$(26)	$(17)
Cash used in investing activities	$(191)	$(135)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At June 30, 2022, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of June 30, 2022, we held approximately $1.8 billion in restricted and unrestricted cash, cash equivalents and investments, of which $336 million was unrestricted cash and cash equivalents and $279 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
In February 2022, we acquired Zenefits for a total purchase price of $209 million, settled by the issuance of $17 million of TriNet stock to eligible selling shareholders, with the remainder paid in cash from corporate working capital. Refer to Note 10 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the first half of 2022 and 2021, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.

TRINET	25	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Financing Activities
Net cash provided by (used in) financing activities in the first half of 2022 and 2021 consisted of our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2022	2021
Financing activities
Repurchase of common stock	$(385)	$(78)
Proceeds from issuance of 2029 Notes	—	500
Repayment of borrowings	—	(370)
Payment of debt issuance costs	—	(7)
Payment of long-term financing fees	—	(2)
Cash provided by (used in) financing activities	$(385)	$43
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
During the first half of 2022, we repurchased a total of 4,419,423 shares of our common stock for approximately $380 million, plus costs, through our stock repurchase program, including the completed tender offer. As of June 30, 2022, approximately $184 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In February 2021, we issued $500 million aggregate principal amount of our 2029 Notes. $370 million of the proceeds was used to repay and terminate our 2018 Term Loan. The remaining funds were used for general corporate purposes. Refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of our 2021 Form 10-K for further information.
Capital Resources
As of June 30, 2022, $500 million aggregate principal of our 2029 Notes was outstanding. The Indenture governing the 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant subsidiary guarantees of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $500 million revolving credit facility. At June 30, 2022, we had $495 million available under our 2021 Credit Agreement. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement at June 30, 2022.

TRINET	26	2022 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Critical Accounting Policies, Estimates and Judgments
Other than the inclusion of the following additional item that required significant estimation or judgment, there have been no material changes in our critical accounting policies as discussed in our 2021 Form 10-K.

Business Combinations
Under the acquisition method of accounting we generally recognize the identifiable assets acquired and the liabilities assumed in an acquiree at their estimated fair values as of the date of acquisition. We measure goodwill as the excess of the fair value of consideration transferred over the net of the estimated fair values of the identifiable assets acquired and liabilities assumed. Refer to Note 10 in Part I, Item 1. Financial Statements and Supplementary Data, of this Form 10-Q.
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
Recent Accounting Pronouncements
There have been no material changes to our recent accounting pronouncements as discussed in our 2021 Form 10-K.

TRINET	27	2022 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at June 30, 2022 and December 31, 2021.

TRINET	28	2022 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, we substantially completed the implementation of our new Enterprise Resource Planning (ERP) system, including a new general ledger and subledgers. This has resulted in changes to certain back-office processes and procedures which, in turn, have resulted in material changes to our system of internal control over financial reporting. The ERP system, among other things, is intended to provide efficiencies through automation and standardization of certain manual business processes and functions as an important component of our internal control over financial reporting.
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	29	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2022	2021	2022	2021
Professional service revenues	$182	$156	$376	$309
Insurance service revenues	1,018	944	2,042	1,851
Total revenues	1,200	1,100	2,418	2,160
Insurance costs	852	798	1,675	1,549
Cost of providing services	76	66	146	130
Sales and marketing	62	45	107	91
General and administrative	55	40	102	76
Systems development and programming	20	11	36	24
Depreciation and amortization of intangible assets	16	19	29	31
Total costs and operating expenses	1,081	979	2,095	1,901
Operating income	119	121	323	259
Other income (expense):
Interest expense, bank fees and other	(5)	(5)	(11)	(10)
Interest income	2	1	3	3
Income before provision for income taxes	116	117	315	252
Income taxes	31	26	85	60
Net income	$85	$91	$230	$192
Other comprehensive loss, net of income taxes	(3)	—	(11)	(1)
Comprehensive income	$82	$91	$219	$191

Net income per share:
Basic	$1.36	$1.38	$3.62	$2.91
Diluted	$1.35	$1.37	$3.58	$2.87
Weighted average shares:
Basic	62	66	64	66
Diluted	63	67	64	67
 See accompanying notes.

TRINET	30	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$336	$612
Investments	120	135
Restricted cash, cash equivalents and investments	1,028	1,195
Accounts receivable, net	9	15
Unbilled revenue, net	309	324
Prepaid expenses, net	62	67
Other current assets	93	91
Total current assets	1,957	2,439
Restricted cash, cash equivalents and investments, noncurrent	149	166
Investments, noncurrent	159	168
Property, equipment and software, net	84	79
Operating lease right-of-use asset	45	42
Goodwill	430	294
Other intangible assets, net	95	6
Other assets	125	115
Total assets	$3,044	$3,309
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$108	$86
Client deposits and other client liabilities	74	97
Accrued wages	568	369
Accrued health insurance costs, net	151	174
Accrued workers' compensation costs, net	54	55
Payroll tax liabilities and other payroll withholdings	597	929
Operating lease liabilities	15	11
Insurance premiums and other payables	16	18
Total current liabilities	1,583	1,739
Long-term debt, noncurrent	495	495
Accrued workers' compensation costs, noncurrent, net	127	135
Deferred taxes	22	11
Operating lease liabilities, noncurrent	45	41
Other non-current liabilities	9	7
Total liabilities	2,281	2,428
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021)
Common stock and additional paid-in capital	861	808
($0.000025 par value per share; 750,000,000 shares authorized; 62,087,303 and 65,968,224 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)
Retained earnings (Accumulated deficit)	(86)	74
Accumulated other comprehensive loss	(12)	(1)
Total stockholders' equity	763	881
Total liabilities & stockholders' equity	$3,044	$3,309
See accompanying notes.

TRINET	31	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total Stockholders' Equity, beginning balance	$695	$653	$881	$607
Common Stock and Additional Paid-In Capital
Beginning balance	837	758	808	747
Issuance of common stock from exercise of stock options	1	—	1	—
Issuance of common stock for employee stock purchase plan	5	5	5	5
Issuance of common stock for the acquisition of Zenefits	—	—	17	—
Stock based compensation expense	18	13	30	24
Ending balance	861	776	861	776

Retained Earnings (Accumulated Deficit)
Beginning balance	(133)	(108)	74	(144)
Net income	85	91	230	192
Repurchase of common stock	(33)	(14)	(382)	(74)
Awards effectively repurchased for required employee withholding taxes	(5)	(4)	(8)	(9)
Ending balance	(86)	(35)	(86)	(35)

Accumulated Other Comprehensive Income
Beginning balance	(9)	3	(1)	4
Other comprehensive loss	(3)	—	(11)	(1)
Ending balance	(12)	3	(12)	3
Total Stockholders' Equity, ending balance	$763	$744	$763	$744
See accompanying notes.

TRINET	32	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Operating activities
Net income	$230	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	45
Stock based compensation	30	24
Amortization of ROU asset, lease modification and impairment	6	6
Other	3	2
Changes in operating assets and liabilities:
Accounts receivable, net	8	10
Unbilled revenue, net	16	(100)
Other assets and prepaid expenses, net	(17)	(37)
Accounts payable and other liabilities	2	26
Client deposits and other client liabilities	(23)	(2)
Accrued wages	196	197
Accrued health insurance costs, net	(23)	(17)
Accrued workers' compensation costs, net	(9)	(7)
Payroll taxes payable and other payroll withholdings	(332)	(523)
Operating lease liabilities	(8)	(6)
Net cash provided by (used in) operating activities	125	(190)
Investing activities
Purchases of marketable securities	(157)	(267)
Proceeds from sale and maturity of marketable securities	175	149
Purchases of property and equipment	(26)	(17)
Acquisition of Zenefits, net of cash acquired	(183)	—
Net cash used in investing activities	(191)	(135)
Financing activities
Repurchase of common stock	(382)	(74)
Proceeds from issuance of common stock	5	5
Awards effectively repurchased for required employee withholding taxes	(8)	(9)
Payment of long-term financing fees and debt issuance costs	—	(9)
Proceeds from issuance of 2029 Notes	—	500
Repayment of debt	—	(370)
Net cash provided by (used in) financing activities	(385)	43
Net decrease in cash and cash equivalents, unrestricted and restricted	(451)	(282)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,738	1,643
End of period	$1,287	$1,361

Supplemental disclosures of cash flow information
Interest paid	$9	$2
Income taxes (refund) paid, net	$37	$45
See accompanying notes.

TRINET	33	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). Certain prior year amounts have been reclassified to conform to current period presentation.

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

TRINET	34	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Recovery Credit
The change in the balance of the Recovery Credit unsatisfied performance obligation, included in client deposits and other client liabilities on the balance sheet was as follows:

	June 30, 2022
(in millions)	Three Months Ended	Six Months Ended
Balance at beginning of period	$10	$23
(+) Accruals	—	—
(-) Distributions to clients	(9)	(22)
Balance at end of period	$1	$1
Variable Consideration and Pricing Allocation
Our contracts with clients generally do not include any variable consideration. However, from time to time, we may offer credits to our clients considered to be variable consideration. Incentive credits related to contract renewals are recorded as a reduction to revenue as part of the transaction price at contract inception and are allocated among the performance obligation based on their relative standalone selling prices. Credits based on the performance of our insurance costs are recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. In the three months ended June 30, 2022, we accrued $25 million under our 2022 Credit Program, payable within 12 months to eligible clients as of June 30, 2022, related to the expected performance of our health costs for the year.
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2022, most of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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

TRINET	35	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
In certain carrier contracts we are required to prepay the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2022 and December 31, 2021, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $55 million and $54 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of June 30, 2022 and December 31, 2021, accrued health insurance costs offsetting prepaid expenses were $74 million and $79 million, respectively.

TRINET	36	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
We require our clients to prefund their payroll and related taxes and other withholding liabilities before we process our clients' payroll. This prefund is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls, payroll tax liabilities and other payroll withholdings.
We also invest available corporate funds, primarily in fixed income securities which meet the requirements of our corporate investment policy and are classified as available for sale (AFS).
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2022			December 31, 2021
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$336	$—	$336	$612	$—	$612
Investments	—	120	120	—	135	135
Restricted cash, cash equivalents and investments:
Payroll funds collected	836	—	836	1,012	—	1,012
Collateral for health benefits claims	27	105	132	25	98	123
Collateral for workers' compensation claims	57	—	57	58	—	58
Other security deposits	3	—	3	2	—	2
Total restricted cash, cash equivalents and investments	923	105	1,028	1,097	98	1,195
Investments, noncurrent	—	159	159	—	168	168
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	24	121	145	29	137	166
Other security deposits	4	—	4	—	—	—
Total	$1,287	$505	$1,792	$1,738	$538	$2,276

TRINET	37	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2022 and December 31, 2021 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
June 30, 2022
Cash equivalents:
Money market mutual funds	Level 1	$228	$—	$—	$228	$139	$—	$89
U.S. treasuries	Level 2	42	—	—	42	42	—	—
Total cash equivalents		270	—	—	270	181	—	89
AFS Investments:
Asset-backed securities	Level 2	46	—	(2)	44	—	44	—
Corporate bonds	Level 2	163	—	(5)	158	—	128	30
Agency securities	Level 2	23	—	(1)	22	—	4	18
U.S. treasuries	Level 2	271	—	(8)	263	—	94	169
Certificate of deposit	Level 2	9	—	—	9	—		9
Other debt securities	Level 2	9	—	—	9	—	9	—
Total AFS Investments		$521	$—	$(16)	$505	$—	$279	$226

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2021
Cash equivalents:
Money market mutual funds	Level 1	$97	$—	$—	$97	$4	$—	$93
U.S. treasuries	Level 2	22	—	—	22	21	—	1
Total cash equivalents		119	—	—	119	25	—	94
AFS Investments:
Asset-backed securities	Level 2	49	—	—	49	—	49	—
Corporate bonds	Level 2	167	1	(1)	167	—	137	30
Agency securities	Level 2	17	—	—	17	—	2	15
U.S. treasuries	Level 2	285	1	(1)	285	—	106	179
Certificate of deposit	Level 2	11	—	—	11	—	—	11
Other debt securities	Level 2	9	—	—	9	—	9	—
Total AFS Investments		$538	$2	$(2)	$538	$—	$303	$235

As of June 30, 2022, gross unrealized losses related to AFS investments in an unrealized loss position greater than 12 months were immaterial. Gross unrealized losses were immaterial at December 31, 2021.

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

TRINET	38	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

We did not have any Level 3 financial instruments recognized in our balance sheet as of June 30, 2022 and December 31, 2021. There were no transfers between levels as of June 30, 2022 and December 31, 2021.

Unrealized Losses on AFS Investments

As of June 30, 2022, gross unrealized losses related to AFS investments in an unrealized loss position for greater than 12 months were immaterial. Gross unrealized losses were immaterial at December 31, 2021.

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

Sales and Maturities

The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2022
One year or less	$184
Over one year through five years	284
Over five years through ten years	11
Over ten years	26
Total fair value	$505

The gross proceeds from sales and maturities of AFS securities for the three and six months ended June 30, 2022 and June 30, 2021 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gross proceeds from sales	$21	$39	$43	$80
Gross proceeds from maturities	83	32	132	75
Total	$104	$71	$175	$155
Fair Value of Long-Term Debt
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of June 30, 2022, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $412 million and $500 million as of June 30, 2022 and December 31, 2021, respectively.

TRINET	39	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total accrued costs, beginning of period	$199	$205	$198	$205
Incurred
Current year	16	18	33	33
Prior years	(15)	(12)	(20)	(15)
Total incurred	1	6	13	18
Paid
Current year	(2)	(2)	(2)	(3)
Prior years	(9)	(11)	(20)	(22)
Total paid	(11)	(13)	(22)	(25)
Total accrued costs, end of period	$189	$198	$189	$198
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2022	December 31, 2021
Total accrued costs, end of period	$189	$198
Collateral paid to carriers and offset against accrued costs	(8)	(8)
Total accrued costs, net of carrier collateral offset	$181	$190
Payable in less than 1 year (net of collateral paid to carriers of $2 at June 30, 2022 and December 31, 2021, respectively)	$54	$55
Payable in more than 1 year (net of collateral paid to carriers of $6 at June 30, 2022 and December 31, 2021, respectively)	127	135
Total accrued costs, net of carrier collateral offset	$181	$190
Incurred losses related to prior years represents changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2022, the favorable development is due to lower than expected development on the average size of reported claims.
As of June 30, 2022 and December 31, 2021, we had $43 million for both periods of collateral held by insurance carriers of which $8 million for both periods was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 5. COMMITMENTS AND CONTINGENCIES
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

TRINET	40	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
NOTE 6. STOCK BASED COMPENSATION
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
The following tables summarize RSU and RSA activity for the six months ended June 30, 2022:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	1,008,927	5,744	1,014,671	$68.74
Granted	825,693	—	825,693	88.21
Vested	(289,487)	(5,744)	(295,231)	68.14
Forfeited	(128,729)	—	(128,729)	75.14
Nonvested at June 30, 2022	1,416,404	—	1,416,404	$79.63
Performance-based RSUs and RSAs

	Total Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	255,224	$67.16
Granted	213,943	87.52
Vested	(7,393)	52.86
Forfeited	(16,432)	83.68
Nonvested at June 30, 2022	445,342	$76.57
Zenefits Restricted Stock
In connection with the acquisition of Zenefits (See Note 11), unvested Zenefits restricted stock at the closing of the acquisition were converted to the right to receive a pro-rata share of the total consideration, payable in cash quarterly over 18 months subject to continued service. Unpaid amounts are generally forfeited if the employee terminates service prior to vesting. As of June 30, 2022, the unpaid amount was $10 million.

TRINET	41	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Stock Based Compensation
Stock based compensation expense for stock based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cost of providing services	$4	$3	$6	$6
Sales and marketing	2	2	3	3
General and administrative	11	7	19	13
Systems development and programming costs	1	1	2	2
Total stock based compensation expense	$18	$13	$30	$24
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares issued and outstanding, beginning balance	62,258,896	65,881,233	65,968,224	66,456,663
Issuance of common stock from vested restricted stock units	170,358	130,560	296,880	346,518
Issuance of common stock from exercise of stock options	43,700	8,894	72,389	29,735
Issuance of common stock for employee stock purchase plan	73,808	74,070	73,808	74,070
Issuance of common stock for the acquisition of Zenefits	—	—	193,221	—
Repurchase of common stock	(408,478)	(181,250)	(4,419,423)	(925,251)
Awards effectively repurchased for required employee withholding taxes	(50,981)	(49,391)	(97,796)	(117,619)
Shares issued and outstanding, ending balance	62,087,303	65,864,116	62,087,303	65,864,116
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
During the six months ended June 30, 2022, we repurchased a total of 4,419,423 shares of common stock for approximately $380 million, plus costs, including shares repurchased through our tender offer.
We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity. As of June 30, 2022, approximately $184 million remained available for further repurchases of our common stock under all authorizations from our board of directors under this program.
NOTE 8. INCOME TAXES

Our effective tax rate (ETR) was 27% and 22% for the three months ended June 30, 2022 and 2021, respectively, and 27% and 24% for the first half of 2022 and 2021, respectively. Our ETR in the prior year periods benefited from a favorable adjustment of our previously disputed receivable from the IRS.

We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax years 2016 and subsequent years.

TRINET	42	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 9. EARNINGS PER SHARE (EPS)
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$85	$91	$230	$192
Weighted average shares of common stock outstanding	62	66	64	66
Basic EPS	$1.36	$1.38	$3.62	$2.91
Net income	$85	$91	$230	$192
Weighted average shares of common stock outstanding	62	66	64	66
Dilutive effect of stock options and restricted stock units	1	1	—	1
Weighted average shares of common stock outstanding	63	67	64	67
Diluted EPS	$1.35	$1.37	$3.58	$2.87

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	1	1
NOTE 10. ACQUISITION OF ZENEFITS
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
The purchase price consisted of cash consideration paid of $192 million and 193,221 shares of TriNet common stock with a fair value of $17 million. In accordance with the merger agreement, certain holders of Zenefits stock received cash in lieu of stock. Holders of unvested Zenefits restricted stock will receive their pro-rata share of the consideration, payable in cash quarterly over 18 months, and is generally forfeited if the employee terminates service prior to vesting. This amount will be recorded as G&A expense over the 18-month service period. Acquisition-related costs are recorded as G&A expense for the six months ended June 30, 2022 and were not material.

TRINET	43	2022 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes the fair value of the net assets acquired and preliminary allocation of the purchase price:

(in millions)	Amount
Total purchase price	$209

Asset Acquired:
Cash	$4
Restricted cash	5
Accounts receivable, net	4
Intangible assets	96
Operating lease right-of-use asset	9
Deferred tax asset	2
Other assets	5
Total assets acquired	125

Liabilities Assumed
Accounts payable and other current liabilities	$9
Deferred revenue	13
Operating lease liabilities	15
Deferred taxes	18
Total liabilities assumed	55
Net assets acquired	$70

Goodwill at acquisition	$139
Measurement period adjustments	(3)
Goodwill at June 30, 2022	$136
Goodwill represents future economic benefits we expect to achieve as a result of the acquisition, including revenue and cost synergies from our complementary business models. During the three months ended June 30, 2022, we recorded tax related measurement period adjustments. The results from this acquisition have been included in our consolidated financial statements since the closing of the acquisition. Pro forma financial information was not presented because the effect of the acquisition was not material to our results of operations and financial condition. The goodwill associated with the acquisition is not deductible for income tax purposes.
The intangible assets acquired were as follows:

(in millions)	Amount	Estimated Useful Life
Acquired technology	$56	6 years
Customer relationships	40	7 years
Total intangible assets	$96

TRINET	44	2022 Q2 FORM 10-Q

OTHER INFORMATION	Table of Contents

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
April 1 - April 30, 2022	551	$87.57	489	$217
May 1 - May 31, 2022	358,631	$82.57	308,769	$191
June 1 - June 30, 2022	100,277	$73.22	99,220	$184
Total	459,459		408,478
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $1,215 million as of June 30, 2022. The total remaining authorization for future stock repurchases under our stock repurchase program was $184 million as of June 30, 2022. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $33 million of our outstanding stock during the three months ended June 30, 2022.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

TRINET	45	2022 Q2 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017
3.3	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
10.1	Executive Employment Agreement, dated as of June 14, 2022, by and between Jay Venkat and TriNet USA, Inc.	8-K	001-36373	10.1	6/15/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	46	2022 Q2 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: July 26, 2022	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: July 26, 2022	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

Date: July 26, 2022	By:	/s/ Jonathan Lee
Jonathan Lee
Principal Accounting Officer

TRINET	47	2022 Q2 FORM 10-Q