Form 10-K
period 2022-12-31
TRINET GROUP, INC.
filed 2023-02-15
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022, was $3.1 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 8, 2023 was 59,984,137.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 25, 2023, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year Ended December 31, 2022

GLOSSARY	Table of Contents
Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part I, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

2018 Term Loan	Our $425 million term loan A executed in June 2018 and repaid in 2021
2021 Credits	Our announced 2021 credits, which provided eligible clients with discretionary credits, subject to certain predefined conditions.
2022 Credits	Includes both of our announced 2022 credits, each of which provides eligible clients with discretionary credits, subject to certain predefined conditions.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, including our $500 million revolving line of credit.
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
AB5	California Assembly Bill 5
ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
ARPA	American Rescue Plan Act
ASC	Accounting Standards Codification
ASO	Administrative Services Organization
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid Relief and Economic Security Act
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clarus R+D	Clarus R+D Solutions, LLC
COBRA	Consolidated Omnibus Budget Reconciliation Act
colleague	TriNet's internal employees (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
COVID-19	Novel coronavirus
CPRA	California Privacy Rights Act
D&A	Depreciation and amortization expenses
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERP	Enterprise Resource Planning
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FFCRA	Families First Coronavirus Response Act
FLSA	Fair Labor Standards Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HIPAA	Health Insurance Portability and Accountability Act
HITECH Act	Health Information Technology for Economic and Clinical Health Act
HR	Human Resources
HRIS	Human resources information system

TRINET	1	2022 FORM 10-K

GLOSSARY	Table of Contents

HRIS User	A client employee who is not co-employed by a TriNet PEO (for example, employees of a TriNet Zenefits client)
IBNP	Incurred but not yet paid
IBNR	Incurred but not yet reported
ICR	Insurance cost ratio
IGP	Indemnity Guarantee Payment
IOM	Integrated Open Market brokered benefit offering
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LDF	Loss development factor
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PFC	Payroll funds collected
PHI	Protected Health Information
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PPPFA	Paycheck Protection Program Flexibility Act
PSR	Professional service revenues
R&D	Research and Development
Recovery Credit	Our 2020 Recovery Credit to provide eligible clients with one-time reductions against fees for future services
Recovery Credits	Collectively, our Recovery Credit, 2021 Credits, and 2022 Credits
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
TCJA	Tax Cuts and Jobs Act
U.S.	United States
WSE	A worksite employee who is co-employed by a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. (dba Zenefits) and its subsidiaries

TRINET	2	2022 FORM 10-K

BUSINESS	Table of Contents

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report on Form 10-K (Form 10-K), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “impact,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: market response to new support, service and product offerings, including our Enrich, IOM and tax credit products; the impact of the Zenefits and Clarus R+D acquisitions on our business; our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; the impact of our annual TriNet PeopleForce conference; our expectations regarding medical utilization rates by our WSEs; the effect that our stock repurchase and tender offer programs will have on our business; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical focused offerings; planned improvements to our technology platform and HRIS software; the implementation of our ERP system and its impact on our internal financial controls and operations; our ability to improve operating efficiencies; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, and EPLI risk; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients, and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; and other expectations, outlooks and forecasts on our future business, operational and financial performance.

Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout this Form 10-K, including under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, and in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of our Recovery Credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to protect against and remediate cyber-attacks, breaches, disclosures and other data-related incidents, whether intentional or inadvertent and whether attributable to us or our service providers; our ability to comply with evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; the impact of new and changing laws regarding remote work; our ability to comply with the licensing requirements that govern our HCM solutions; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operations and stock price due to factors outside of our control; our ability to comply with the restrictions of our credit facility and meet our debt obligations;

TRINET	3	2022 FORM 10-K

BUSINESS	Table of Contents

and the impact of concentrated ownership in our stock by Atairos and other large stockholders. Any of these factors could cause our actual results to differ materially from our anticipated results.

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

TRINET	4	2022 FORM 10-K

BUSINESS	Table of Contents

PART I
Item 1. Business
TriNet is a leading provider of comprehensive and flexible HCM solutions designed to address a wide range of SMB needs as they change over time. Our flexible HCM solutions free SMBs from HR complexities and empower SMBs to focus on what matters most - growing their business and enabling their people.
TriNet offers access to human capital expertise, benefits, payroll, risk mitigation and compliance, all enabled by industry leading technology capabilities. TriNet's suite of products also includes services and software-based solutions to help streamline workflows by connecting HR, benefits, payroll, time and attendance, and employee engagement. Clients can use our industry tailored PEO services and technology platform to receive the full benefit of our HCM services enabling their WSEs to participate in our TriNet-sponsored employee benefit plans. Clients can alternatively choose to use our self-directed, cloud-based HRIS software solution and add HR services such as payroll and access to benefits management as needed. By providing PEO and HRIS services, we believe that we can support a wider range of SMBs and create a pipeline of HRIS clients that may be able to benefit from and transition to TriNet’s higher-touch PEO services at future points in their business lifecycle.
Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. In 2022, we processed $73 billion in payroll and payroll taxes for our clients and ended the year with approximately 22,000 clients, 348,700 WSEs and 248,500 HRIS Users primarily in the U.S.
Our Service Models
We deliver a comprehensive suite of HCM services that help our clients administer and manage various HR-related needs and functions, such as compensation, benefits, payroll processing, tax credit support, employee data, health insurance, workers' compensation, EPLI and other employment risk mitigation programs, employee performance management and training, on-boarding and off-boarding, and other transactional HR needs using our PEO and HRIS technology platforms and our HCM, benefits and compliance expertise.
We deliver our services through two primary models, higher-touch PEO services and our more self-directed HRIS services.
PEO Services

TriNet has focused almost exclusively on the PEO business since its formation and PEO services remain our core business. Our PEO services offer clients our most complete HCM solution generally including all of the services described below, including providing their WSEs with access to our TriNet-sponsored employee benefits plans. We leverage our scale and industry HR experience to deliver our PEO service offerings tailored for SMBs in specific industry verticals. We believe our vertical approach is a key differentiator for us and creates additional value for our clients by addressing their industry-specific HR needs. We offer six industry-tailored vertical PEO services: TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology.

HRIS Services
Our HRIS services primarily consist of our TriNet Zenefits solutions, which offer clients access to our self-directed, cloud-based HRIS software solution to manage their HR needs and the option to add additional services such as payroll processing and benefits management tools to provide HCM solutions that grow dynamically over time based on the needs of our clients. Our HRIS services do not include access to our co-employment services, or access to our TriNet sponsored health benefit plans. These services can also include tax credit support via our Clarus R+D team and cloud-based software.

TRINET	5	2022 FORM 10-K

BUSINESS	Table of Contents

Our Services
Our comprehensive HR solutions include the following capabilities:

HR CONSULTING EXPERTISE	BENEFIT OPTIONS	PAYROLL SERVICES	RISK MITIGATION	TECHNOLOGY PLATFORM

HR Consulting Expertise
We use the collective knowledge and experience of our teams of HR, benefits, payroll, risk management and compliance professionals to help our PEO and HRIS clients manage many of the administrative, regulatory and practical requirements associated with being employers. We do this by incorporating our knowledge and experience into our services and our technology platforms and by making our professionals available to consult with clients on a variety of HR needs, including talent management, retention and terminations, benefits enrollment, immigration and visas, payroll tax credits, employment compliance and regulatory developments and many other industry-specific and general HR topics. Depending on their needs, our clients, WSEs and HRIS Users have access to varying levels of service and support from our professionals, ranging from call center support to pooled HR resources. Our professionals also provide additional specialized HR consulting services upon request.
Benefit Options
In our PEO business, we utilize our scale to provide our WSEs access to a broad range of TriNet-sponsored employee benefit and insurance programs with choice and at costs that we believe most of our clients would be unable to obtain on their own. We believe that our TriNet-sponsored programs help our PEO clients compete for talent against larger businesses. Our benefit and insurance programs are designed to comply with federal, state and local regulations, and our benefit and insurance service offerings include plan selection and administration, enrollment management, leave management, plan document distribution and WSE and client communications.
Under these benefit and insurance programs, we pay third-party insurance carriers for WSE insurance benefits and reimburse insurance carriers or third-party administrators for claims payments within our insurance deductible layer, where applicable.
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
We also offer PEO clients the option to obtain their own client-sponsored benefits through our IOM product. Our IOM clients receive PEO services like HR, payroll, payroll tax, and risk management from TriNet while obtaining client-sponsored health benefits from a third-party broker.
Our HRIS clients use our HRIS software solution to manage their own selected group health plans. For our HRIS clients, we provide access to benefit programs for HRIS Users where we are not an employer plan sponsor under ERISA, such as flexible spending accounts, health savings accounts, retirement benefits, COBRA benefits, supplemental insurance, commuter benefits, critical illness insurance, accident insurance, and hospital indemnity.

TRINET	6	2022 FORM 10-K

BUSINESS	Table of Contents

Payroll Services
We help our PEO and HRIS clients manage their employee compensation by providing multi-state payroll processing, tax administration and tax credit services and other payroll-related services, such as time and attendance management, time off and overtime tracking, and expense management solutions. Our clients, WSEs, and HRIS Users can access payroll and tax information using our various online and mobile tools. Our payroll tax administration and tax credit services include calculating, withholding, remitting and reporting certain federal, state and local payroll and unemployment taxes on behalf of clients, WSEs, and HRIS Users. While all of our PEO clients receive payroll and payroll tax administration tax services, our HRIS clients can choose whether to manage these services themselves.
Through our recently acquired Clarus R+D business, we also help SMBs take advantage of federal and state payroll tax credits, particularly PATH Act R&D tax credits, one of the largest payroll tax incentives available to US businesses. Clarus R+D uses its own software solution and payroll tax experts to support clients and help them determine their tax credits. SMBs do not need to use TriNet’s PEO or HRIS services to use Clarus R+D.
Risk Mitigation
We monitor employment-related legal and regulatory developments at the federal, state, and local levels to help our PEO and HRIS clients comply with employment laws and mitigate many of the risks associated with being an employer. We provide HR guidance on employment laws and regulations, such as those relating to minimum wage, unemployment insurance, family and medical leave and anti-discrimination. For our PEO clients, we also ensure that our TriNet-sponsored benefit plans comply with applicable laws and regulations, like the ACA, reducing this compliance burden to our clients.
Our PEO services provide fully-insured workers' compensation insurance coverage for our clients and WSEs through insurance policies that we negotiate with third-party insurance carriers. We manage the deductible risk that we assume in connection with these policies by being selective in the types of businesses that we take on as new clients, and by monitoring claims data and the performance of our carriers and third-party claims management service providers. In addition, we advise clients on workers’ compensation best practices, including by performing workplace assessment consultations and assisting with client efforts to identify conditions or practices that might lead to employee injuries.
We also provide EPLI coverage for our PEO clients through an insurance policy that we obtain from a third-party EPLI carrier. This policy provides coverage for certain claims that arise in the course of the employment relationship, such as discrimination, harassment, and certain other employee claims, with a per-claim retention amount. The retention amount under this policy, which functions like a deductible, is allocated on a pre-determined basis between the client and TriNet. Our professionals assist our clients in implementing HR best practices to help avoid and reduce the cost of employment-related liabilities. Our preferred outside employment law firms defend covered EPLI claims.
Technology Platform
We use separate technology platforms for our PEO and HRIS clients. Our PEO technology platform includes online and mobile tools that allow our clients and WSEs to store, view, and manage HR information and administer a variety of HR transactions, such as payroll processing, tax administration, tax credits, employee onboarding and termination, employee performance, time and attendance, compensation reporting, expense management, and benefits enrollment and administration. Our online tools also incorporate workforce analytics, allowing PEO clients to generate HR data, payroll, total compensation and other custom reports.
Our HRIS software allows our HRIS clients to manage most of the same functions as our PEO technology platform and it is optimized to provide HRIS clients with customizable and flexible reporting tools and analytics to fit specific client needs. Clarus R+D uses its own cloud-based software platform to simplify and support various state and federal tax credits for SMBs.
We continually invest time and resources to improve and expand all of our technology platforms and the products and services that we offer to our PEO and HRIS clients.

TRINET	7	2022 FORM 10-K

BUSINESS	Table of Contents

Our PEO Co-Employment Model
Our PEO services operate using a co-employment model, under which employment-related responsibilities are allocated by contract between us and our PEO clients. The co-employment model allows WSEs to receive the full benefit of our services, including providing WSEs with access to TriNet-sponsored employee benefit plan offerings. Each of our PEO clients enters into a client service agreement with us that defines the suite of services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our clients as co-employers. WSEs also separately acknowledge the co-employment relationship and the allocation of employment-related responsibilities between TriNet and our clients. The division of responsibilities under our client service agreements is typically as follows:
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
Client Responsibilities
Our clients are responsible for employment-related responsibilities that we do not specifically assume, generally including:
•day-to-day management of their worksites and WSEs,
•compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance,
•accurate and timely reporting to TriNet of compensation and deduction information, including information relating to hours worked, rates of pay, salaries, wages and other compensation, and work locations,
•accurate and timely reporting to TriNet of information relating to workplace injuries, employee hires and termination, and certain other information relevant to TriNet’s services,
•provision and administration of any employee benefits not provided by TriNet, such as equity incentive plans,
•compliance with all laws and regulations applicable to the clients' workplace and business, including work eligibility laws, laws relating to workplace safety or the environment, laws relating to family and medical leave, laws pertaining to employee organizing efforts and collective bargaining and employee termination notice requirements,
•payment of TriNet invoices, which include salary, wages and other relevant compensation to WSEs and applicable employment taxes and service fees, and
•all other matters for which TriNet does not assume responsibility under the client service agreement, such as intellectual property ownership and protection and liability for products produced and services provided by the client company to its own clients.
As a result of co-employment relationships for PEO services, we are liable for payment of salary, wages and certain other compensation to the WSEs as reported and paid to us by our client, and we are responsible for providing specified employee benefits to such persons to the extent provided in each client service agreement and under federal and state law. In most instances, clients are required to remit payment prior to the applicable payroll date by wire transfer or ACH.

TRINET	8	2022 FORM 10-K

BUSINESS	Table of Contents

For our PEO services, we also assume responsibility for payment and liability for the withholding and remittance of federal and state income and employment taxes with respect to salaries, wages and certain other compensation paid to WSEs, although we reserve the right to seek recourse against our clients for any liabilities arising out of their conduct. We perform these functions as the statutory employer for federal employment tax purposes, since our clients transfer legal control over these payroll functions to us. The laws that govern the payment of salaries, wages and related payroll taxes for our WSEs are complex and the various federal, state and local laws that govern such payments can vary significantly. Based on applicable law in any jurisdiction, we or our client may be held ultimately liable for those obligations if we fail to remit taxes.
Our HRIS services do not involve co-employment, and this reduces the responsibility and liability that we assume when providing these services. For example, while our software may facilitate payroll processing for HRIS clients, TriNet is not the employer of record and acts only in a software provider role. HRIS clients generally remain responsible for, among other things, payroll funding, workers’ compensation insurance, obtaining and administering group health, welfare and retirement benefits, administering unemployment claims, and in some cases payroll tax reporting. The higher level of responsibility that our PEOs assume, and risks that our PEOs manage, for our PEO clients is a key differentiator between our PEO and HRIS services.
Market Trends and Developments Affecting Our Business in 2022
The U.S. economy experienced significantly slower growth in 2022 than 2021. While the economic disruption of the COVID-19 pandemic waned, higher interest rates, intended to slow inflation, began to make an impact on the economy. In addition, 2022 saw a decrease in federal and state legislative efforts to help businesses and employees impacted from the pandemic along with increase in federal and state legislative efforts in areas that impact our business, such as data privacy, employer status and PEO benefit plans. We observed the following industry trends in 2022:
•SMB Economic Performance. While U.S. economic growth slowed, SMB's continued to hire, albeit at significantly lower levels than in 2021. The extent of hiring differed based on industry and geographic region. For example, SMBs in the leisure and hospitality industries generally experienced greater rebounds in hiring than other industries in 2022 as they recovered from the significant headcount freezes, furloughs and terminations in 2020 and 2021. In addition, relatively low unemployment rates created difficulties in finding qualified candidates.
•Continued Insurance Cost Variability and Volatility. While our health insurance plans experienced an increased amount of medical claims in 2022, our insurance costs remained below our projections. We believe this occurred in part as a result of constraints on access to medical services and systems early in 2022, particularly in regions that saw shortages in active medical personnel. We set our fees based in part on our projections regarding insurance costs, and the claims experience of our health insurance plans did not develop at the same rate as our fee increases in 2022.
•Increase in Severity and Frequency of Workers’ Compensation Claims. In 2022, we experienced a slight increase in both the severity and frequency of workers’ compensation claims as more worksite employers returned to in-person work. Workers’ compensation claims may have also been impacted by state regulations and laws as many states extended workers’ compensation coverage to remote employees and to COVID-19 claims.
•Tax Credit Backlogs. Many of the key economic assistance programs that SMBs relied on during the COVID-19 pandemic expired before 2022, including FFCRA paid leave and tax credit programs, CARES Act employee retention tax credit programs, and PPP loan programs. Although these programs have expired, processing backlogs at the IRS have resulting in many SMBs, including some of our clients, continuing to wait to receive their tax credits. In some cases, SMB may also still participate in these programs retroactively via payroll tax filing amendments. As a result, we expect to continue to devote substantial time and resources to helping our clients file and recover these tax credits.
•Privacy Laws and Regulations. We have seen increased focus at every level of government inside and outside of the United States on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, such as the California CCPA and CPRA and new data privacy rules in Colorado, Connecticut, Virginia and Utah, all of which become effective in 2023. As the patchwork of state privacy laws becomes increasingly complex, we expect the cost of complying with all of the requirements and the likelihood of compliance failures to rise.

TRINET	9	2022 FORM 10-K

BUSINESS	Table of Contents

•Joint Employer and Independent Contractor Regulations. We also saw continued significant litigation and uncertainty relating to the current federal rules and guidelines around both independent contractor and joint employer status. Recently, the DOL proposed a new rule for determining independent contractor status and the DOL also indicated that it may propose new regulations that address white collar minimum wage and overtime exemptions under the FLSA. Meanwhile, the National Labor Relations Board (NLRB) has proposed a new rule for determining whether two businesses are joint employers under the National Labor Relations Act (NLRA). Standards for determining independent contractor and joint employer status vary from law to law and state to state, and changes to and new interpretations of these standards can limit the client workers to which we can provide services and increase claims that we are an employer or joint employer of PEO client WSEs.
•PEO Benefit Plan Legislation. We saw increased state efforts to regulate PEO health plans in 2022. New Mexico regulators published rules that will, starting in 2024, treat PEO health plans as multiple employer welfare arrangements (MEWAs) and prohibit PEOs from allowing WSEs of small group SMBs to participate in PEO sponsored large group market health plans; the New Mexico legislature is considering a bill that will eliminate this prohibition for PEOs that register as MEWAs under state law. Meanwhile, New York regulators also requested data from insurance carriers on PEO health insurance practices. State regulations on PEO health plans can limit our options for providing TriNet sponsored benefits to our PEO clients or eliminate those benefits entirely, so we devote substantial time and resources to monitor and respond to these developments. We expect to continue to see similar legislative and regulatory efforts across the country.
For more information regarding the developments above, refer to Part II, Item 7. MD&A in this Form 10-K, and Part I, Item 1A. Risk Factors.
Our Technology and Service Development Efforts
We continued to make significant investments in our PEO technology platform and HRIS software with projects intended to provide our clients, WSEs, and HRIS Users with enhanced functionality, ease of use, HR management options, security and an overall enhanced experience. We intend to continue making these and other similar investments in 2023 and beyond. We believe the continued investment in improving our technology platform and HRIS software will drive operating efficiencies and improve client retention and satisfaction over the long term.
Our cloud-based HRIS software allows us to diversify our product and service offerings by offering HCM services without using a co-employment model. We believe this enables us to expand the SMBs we serve and dynamically service SMBs throughout a larger portion of their lifecycle. Additionally, our Clarus R+D cloud-based tax support software allows us to better serve our existing SMB clients and to serve SMBs that may not need our PEO or HRIS services. The new services we provide through our HRIS software and Clarus R+D also creates a potential pipeline of SMB clients that may benefit from, and transition to, TriNet’s higher-touch PEO services at future points in their lifecycle.
Our Clients and Geographies
Our clients are distributed across a variety of industries. We support these different clients using our suite of HCM offerings, including our industry-tailored vertical approach for our PEO services and our HRIS software and services. Our PEO clients generally execute annual service contracts with us that automatically renew. In most cases, our PEO clients may cancel these contracts with 30 days' notice to us and we may cancel these contracts with 30 days' notice. Our HRIS clients execute contracts with monthly or annual terms and clients can typically cancel these contracts with 30 days’ notice to us. In some cases, our clients may incur early termination fees.
Our top five PEO markets are California, New York, Florida, Texas and Massachusetts, which account for approximately 65% of our total WSEs for the year ended December 31, 2022. Nearly all of our revenues are generated within the United States and its territories and substantially all our long-lived assets are located in the United States.
Our Competitors
We face competition from:
•PEOs that compete directly with us,
•HRIS software providers that compete directly with us,
•payroll processing agents and other HCM services providers that do not use a PEO model,

TRINET	10	2022 FORM 10-K

BUSINESS	Table of Contents

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
PEO services remain our core business and other PEOs continue to represent our most significant competition. Our PEO service competitors include large PEOs such as the TotalSource unit of Automatic Data Processing, Inc., the PEO operations of Paychex, Inc. and Insperity, Inc., as well as numerous specialized and smaller PEOs and similar HR service providers with PEO operations.
Our HRIS service competitors include software and HCM service providers such as Rippling, Gusto, Automatic Data Processing, Inc. and Bamboo in addition to smaller national and local providers.
Our tax credit services face competition from large CPA firms, such as PWC, E&Y, Moss Adams, and KPMG and smaller software companies and CPA firms, such as alliantgroup, Ardius, Cherry Bekaert and Eide Bailly.
We believe that a key reason why our PEO services are attractive to SMBs is because of our ability to provide access to a broad range of TriNet-sponsored workers compensation, health insurance and other benefits programs on a cost-effective basis. We compete with insurance brokers and other providers of insurance and benefits coverage, and our PEO offerings must be priced competitively with those provided by these competitors in order for us to attract and retain our clients.
Our PEO clients are typically looking for high-touch HR compliance and services support, TriNet sponsored employee benefits, TriNet responsibility for processing payroll and payroll taxes as a co-employer, and access to EPLI claims support and other substantial HR services. By contrast, many of our HRIS clients are looking for more self-directed, focused and less expensive HRIS access and payroll support services. We do not co-employ our HRIS Users and do not provide TriNet sponsored health benefits, workers’ compensation coverage or EPLI. As a result, our HRIS product competes with a wider array of HCM companies and HRIS providers outside of the PEO industry.
For additional information about our competition, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading – "We must continue to work to improve our services to meet the expectations of our clients and regulators, or we may lose our clients and materially harm our business".
Our Sales and Marketing Organizations
We sell our solutions primarily online and through our direct sales organization. We have aligned our PEO sales organization by industry vertical and unique product offerings with the goal of growing profitable market share in targeted industries. Our PEO vertical approach deepens our network of relationships and gives us an understanding of the unique HR needs facing SMBs in those industries. Our sales representatives are supported by marketing, lead generation efforts, and referral sources and networks. We increasingly use technology and remote communication tools to engage with customers and prospects virtually.
We typically sponsor and participate in associations and events around the country to promote our PEO and HRIS services and we also utilize these forums to target specific vertical and geographic markets. Events include our 3rd Annual TriNet PeopleForce conference, and informational webinars periodically throughout the year on a wide variety of business topics relevant to our SMB prospects and clients. We also generate sales opportunities, and promote brand awareness, client retention and build our reputation as HCM thought leaders, within key industry verticals, through marketing alliances and other indirect channels, such as accounting firms, venture capital firms, incubators, insurance brokers, and vertical market industry associations. Additionally, we utilize digital marketing programs, including digital advertising, search and email marketing, to create awareness and interest in all of our services.
Our marketing and corporate communications organization is charged with driving overall brand awareness, managing lead generation, creating and managing our website and other online properties, creating content for all marketing and communication channels including our outbound and inbound marketing efforts, media relations, and managing our sponsorships, major marketing events, and internal and external communications. SMBs are increasingly using digital tools like tele-presence and web engagements and we work to engage with SMBs in these

TRINET	11	2022 FORM 10-K

BUSINESS	Table of Contents

ways. In 2022, we launched numerous digital channels for engagement, including conversational marketing enhancements on our website in response to customers' changing preferences. Our marketing team also focused on strategic marketing, communications via social media, branding initiatives, and crisis communication plans, in part by augmenting our comprehensive company brand campaign, Incredible Starts Here, with our marketing campaign, People Matter, that included omni-channel initiatives using social media, digital, television, radio and out-of-home media.
The Laws and Regulations that Affect Our Business
Our business operates in a complex legal and regulatory environment due to a myriad of federal, state and local laws and regulations that impact our business. Below is a summary of what we believe are the most important legal and regulatory issues specific to our business. For additional information on the impact of these and other laws and regulations on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Legal and Compliance Risks".
Employer Status under ERISA and State Laws
As part of our PEO services, we sponsor employee benefit plan offerings as the employer of our WSEs under the Internal Revenue Code of 1986, as amended (the "Code"), ERISA and applicable state law. The term “employer” has different definitions for different purposes under the Code and ERISA, and for most purposes are interpreted under complex multi-factor tests under common law. As an employer of WSEs, we must manage our benefit plans in accordance with ERISA requirements, which can impact how we fulfill plan obligations, how we price services, whether and how we use discretionary credits, the features of our benefit plans, and how we administer and operate our plans. We believe we manage our benefit plans in accordance with ERISA requirements and that we are an employer of our WSEs in the U.S. under the Code, the employer of our WSEs in the U.S. for the purposes of ERISA, as well as qualifying as an employer under various state laws, but this status could be subject to challenge by various regulators. We believe that our benefit plans are exempt from many state regulations under ERISA, but our position could be challenged by state regulators or as a result of new laws, regulations, agency guidance, audits or caselaw at the federal and state levels. For additional information on our state and federal employer status and the ERISA and other state requirements that apply to us and their collective impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "If we are not recognized as an employer of worksite employees, and if our benefit plans are deemed to not satisfy plan requirements, under federal and state regulations, we and our clients could be adversely impacted".
Health Insurance and Health Care Reform
Our sponsored employee health and welfare offerings are an important component of the services that we provide. The future of health care reform continues to evolve in the U.S. For example, the passage of the ACA in 2010 implemented sweeping health care reforms with staggered effective dates from 2010 through 2022, and many provisions in the ACA are still subject to the issuance of additional guidance from the DOL, the IRS, the U.S. Department of Health and Human Services and various U.S. states. Passage of the TCJA in 2017 eliminated the individual mandate tax penalty under the ACA beginning in 2019, while retaining employer ACA mandate obligations. States have developed, and will continue to develop, varying approaches to state-based health exchanges and mandates. Further significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in 2023 and beyond, including the potential further modification or amendment of the ACA, and we may need to adapt the manner in which we conduct our business as a result of any such changes. For additional information on health care reform and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business".

TRINET	12	2022 FORM 10-K

BUSINESS	Table of Contents

Data Privacy and Security Regulations
We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs, HRIS Users and colleagues, and we are subject to a variety of federal, state and foreign laws, rules, and regulations in connection with such activities. As a sponsor of employee benefit plans, we also have access to certain protected health information (PHI) of our WSEs and colleagues. Management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, there are penalties and fines for HIPAA violations. Because TriNet sponsored health plans are covered entities under HIPAA, we are required to comply with HIPAA's portability, privacy, and security requirements. We are also subject, among other applicable federal laws, rules and regulations, to the rules and regulations promulgated under the authority of the Federal Trade Commission. Several federal and state agencies have issued or are considering rules, regulations or other forms of guidance that may impact the privacy and security obligations and disclosures that apply to our operations. We expect that the federal government’s approach to data privacy and security will continue to evolve in the coming years.
At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, many states have proposed or enacted new laws or amended existing laws, such as the California CCPA and CPRA and new data privacy rules in Colorado, Connecticut, Virginia and Utah, all of which become effective in 2023. As the state privacy laws becomes increasingly complex, we expect the cost of complying with all of the requirements and the likelihood of compliance failures to rise. New federal, state and local data privacy security laws impose, or have the potential to impose, additional obligations on companies like TriNet that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. Although there are similarities between the data privacy laws coming into effect in 2023 in California, Colorado, Connecticut, Virginia and Utah (along with the laws that have been proposed in other states), there are also substantive aspects of the laws that differ markedly. This lack of uniformity, which we expect to continue as other states enact data privacy laws, creates significant legal complexities for companies like TriNet that operate nationwide and are required to comply with a patchwork of privacy laws. Moreover, all 50 U.S. states, the District of Columbia, Guam, Puerto Rico, the Virgin Islands and Canada have enacted data breach notification laws that may require us to notify WSEs, HRIS Users, clients, colleagues, third parties or regulators in the event of unauthorized access to or disclosure of personal or confidential information. Complying with existing and new data privacy and security regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For additional information on the privacy and security of the confidential, sensitive and personal information and PHI we possess and the potential impact to our business if we fail to protect such information, refer to each of the risk factors included in Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Data Privacy and Security Risks".
Licensing Laws
Nearly all states have adopted laws and regulations for licensing, registration, certification or recognition of PEOs and the IRS has implemented a voluntary federal certification program for PEOs. We expect states without such laws and regulations to adopt them in the future. While these laws and regulations can vary widely, most regulators monitor the financial health and other relevant business information of PEOs on an annual or quarterly basis. In some cases, these laws and regulations codify and clarify the co-employment relationship for certain payroll, unemployment, workers' compensation and other employment-related purposes or require specific client contractual terms and/or WSE disclosures. We believe we comply in all material respects with the applicable PEO laws and regulations in each state and jurisdiction in which we provide PEO services.
Every state regulates insurance practices conducted within their jurisdiction. While we do not broker insurance, certain of our PEO and HRIS services involve assisting our clients in obtaining and managing employee benefits We partner with brokers to provide these services and have elected to obtain state insurance licenses as a result. As each state’s licensing requirements differ, maintaining current licenses is complex and we are subject to insurance audits, investigations and fines if we fail to comply with insurance license requirements.
Other state regulatory authorities impose licensing requirements on companies involved in the transmission of cash, such as banks, and other money transmitters. We do not believe that our current activities require any such licenses, but we and others in our industry have received inquiries from regulatory authorities in the past and could receive them in the future.

TRINET	13	2022 FORM 10-K

BUSINESS	Table of Contents

For additional information on the impact of licensing laws, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading "If we do not comply with our regulatory license requirements, or if we are deemed to be operating in various non-PEO licensed industries without the required licenses, we and our clients could be adversely impacted".
Payroll Taxes, Unemployment Taxes and Payroll Tax Credits
We must also comply with the federal and state payroll tax and unemployment tax requirements that apply where our clients are located. Tax reform efforts, and other payroll tax changes, at the federal, state and local level can impact our payroll tax reporting obligations for our clients and the services we can provide. State unemployment tax rates vary by state based, in part, on prior years’ total wages, unemployment taxes paid and unemployment claims experience and may also vary based on the overall claims experience of a PEO in states in which we are required to report and pay unemployment taxes using one of our accounts and rates. As a result, depending on where client WSEs perform services for our clients, the fees we charge PEO clients for unemployment taxes can be higher or lower than a client could obtain without use of a PEO. In some cases, taxing authorities can retroactively increase the unemployment taxes we pay to cover deficiencies in the unemployment tax funds. We also rely on our clients to accurately inform us of the work and residence locations for their WSEs and HRIS Users, and inaccurate information, whether due to remote work policies or otherwise, can impact our payroll tax obligations and the obligations of our clients, WSEs and HRIS Users.
We have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and/or economic recovery. These programs are popular because they allow SMBs, which often have business income tax losses, to realize benefits via payroll tax reductions, rather than business income tax reductions. As a result, many of our SMB clients require that we support these programs. Examples of these programs include the federal 2015 PATH Act, and the more recent CARES Act and FFCRA Act. The PATH Act allows SMBs to use R&D tax credits submitted on the SMB’s business income tax return to reduce SMB payroll taxes. The CARES Act and FFCRA Act introduced payroll tax credit and employer Social Security deferral programs that allowed SMBs to receive payroll tax reductions and refunds or to defer the employer portion of Social Security based on qualifications and employment practices.
We act as the employer of record for federal payroll tax reporting for our PEO clients. This means that we file client tax credit claims, and pass tax credit refunds to our client and submit their Social Security deferral repayments based on information supplied by our clients, which we do not control. These programs have generally not been designed with the PEO industry in mind and these programs are subject to broad agency interpretations given their complexity. While our clients are contractually responsible to us for their errors in tax credit submissions and for repaying us for all rejected tax credits under our service contracts, taxing authorities may still look to TriNet for repayment and we may not be able to effectively enforce or collect on these obligations. For additional information tax credit programs, and the risks they post to our operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business."
Other Employment Regulations
We must also comply with labor and employment laws, which can change frequently at the federal, state and local level. In particular for our PEO services, regulatory focus on the classification of employers, employees and independent contractors has the potential to significantly change how we and other PEOs operate and the services that we and other PEOs can provide to our clients and WSEs. For example, California AB5 could potentially reclassify client independent contractors. In 2020, California voters passed Proposition 22, exempting certain contractors and business from AB5. The status of Proposition 22 remains unresolved as a state court ruling holding that Proposition 22 is unconstitutional and under appeal. Other states are considering, or have adopted, in the case of Alabama and Louisiana, new regulations or guidance changing the definition of employers, employees and independent contractors and such change in these definitions may impact our ability to provide certain PEO and HRIS services or products to certain employers or employees.
We must also comply with state and federal rules and guidelines around both independent contractor and joint employer status. Standards for determining independent contractor and joint employer status vary from law to law and state to state, and changes to and new interpretations of these standards can limit the client workers to which we can provide services and increase claims that we are an employer or joint employer of client WSEs or HRIS Users. For example, at the federal level the DOL recently proposed a new rule for determining independent contractor status and the DOL also indicated that it may propose new regulations that address white collar minimum

TRINET	14	2022 FORM 10-K

BUSINESS	Table of Contents

wage and overtime exemptions under the FLSA. Meanwhile, the National Labor Relations Board (NLRB) has proposed a new rule for determining whether two businesses are joint employers under the National Labor Relations Act (NLRA). We do not believe that we are a joint employer under any law or rule, or that these rule changes impact our status as a co-employer. However, laws regarding independent contractor and joint employer status can impact the types of SMB workers we can service and the potential liability that we have for the actions of our SMB clients and their employees. For additional information, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business".
Our Human Capital Resources
As of December 31, 2022, we had approximately 348,700 WSEs, 248,500 HRIS Users and 3,600 colleagues.

Oversight and Management

At TriNet, we power the success of small and medium-sized business supporting their growth and enabling their people. Together, we strive to become the most trusted advisor to SMBs by harnessing the power of scale. We recognize the incredible opportunity that can only be realized by working together, with a shared view of how we support our clients, WSEs and HRIS Users. This is illustrated in our core values:
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

We regularly conduct surveys to seek feedback from our colleagues on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and opportunities to improve the attractiveness of our company with existing and potential colleagues. The results are shared with our colleagues and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in colleague engagement. None of our colleagues are covered by a collective bargaining agreement.

Attracting and Retaining Our Colleagues

We must attract, develop and retain highly motivated and qualified colleagues to continue to provide the services that our clients need, to achieve our strategic objectives, and to grow our business. We do this by:
•offering competitive compensation and benefits packages, including comprehensive health benefits and our 401(k) retirement savings plan, with an immediately vested employer match of up to 4% of cash compensation,
•supporting a pay for performance culture through the use of cash and equity incentives tied to the performance of our company and individual performance,
•offering an ESPP that allows our colleagues to purchase our shares at a discount to market value, which fosters a stronger sense of ownership and aligns the interests of our colleagues with our stockholders,
•investing in the professional growth of our colleagues with tuition and continuing education reimbursement, wellbeing programs, and comprehensive training and development activities and opportunities both inside and outside of our company,
•creating and maintaining a diverse and inclusive colleague base by, for example, the use of colleague-led resource groups and a diversity and inclusion training curriculum for our colleagues, and

TRINET	15	2022 FORM 10-K

BUSINESS	Table of Contents

•supporting workplace flexibility for our colleagues by adopting remote work policies, and providing access to telemedicine services.

For more information about how we help our PEO and HRIS clients manage their own human capital resources and satisfy their own HR-related needs, see the section above titled “Our Services”.
Our Approach to Acquisitions
Historically, we have pursued acquisitions to expand our service capabilities, technology offerings, and supplement our growth. Our acquisition targets have included PEOs and other HR solution providers, as well as HCM technology and service companies, such as Zenefits and Clarus R+D, to supplement or enhance our existing service and technology solutions. We intend to continue to pursue acquisitions, where appropriate, that will enable us to add new clients, WSEs or HRIS Users, expand our presence in certain geographies or industry verticals, or expand our HCM technology capabilities and services offerings.
The Impact of Seasonality on Our Business
Our business is affected by seasonality in client business activity, hiring and benefit selections, health claims costs and payroll taxes:
•PEO clients generally change their payroll service providers at the beginning of the payroll tax and benefits enrollment year; as a result, we have historically experienced our highest volumes of new clients and terminating clients in the month of January. Our HRIS clients are generally less affected by these considerations.
•WSEs select our TriNet-sponsored benefit plans during their respective open enrollment periods, which occur throughout the year. We have recently experienced the largest proportion of WSE benefit changes in the first and second quarters.
•Health claims costs tend to increase throughout the year as the utilization of medical services above each WSE's deductible causes our insurance costs to increase. In addition, the overall use of medical services by WSEs, including elective procedures, tends to increase later in the calendar year.
•Certain payroll tax related billings are based on annual taxable wage bases up to a set cap. WSEs and HRIS Users frequently meet these wage base caps in the first two quarters of the year, depending on the compensation level, resulting in lower related billing contributions to PSR in the latter half of the year.
Our Owned and Licensed Intellectual Property
We own or license from third parties various software, as well as other intellectual property rights, used in our business. Generally, we protect our intellectual property rights through the use of confidentiality and non-disclosure agreements and policies with our employees and third-party partners and vendors. We also own registered trademarks in the United States, Australia, Canada, the United Kingdom, and the European Union covering our name and other trademarks and logos that we believe are materially important to our operations. We generally protect our trademarks through federal registration or through the commercial use of our trademarks. Trademark registrations must generally be renewed every five to ten years and we renew the registration of trademarks that we deem to have continuing value to our business.
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

TRINET	16	2022 FORM 10-K

RISK FACTORS	Table of Contents

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

Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by WSEs health and workers' compensation insurance claims experience. We use fully insured risk-based, and fully insured guaranteed-cost, insurance plans provided by third-party insurance carriers. Under risk-based policies, we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year. Under guaranteed-cost policies, our carriers establish the premiums, and we are not responsible for any deductible. Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further discussion of these policies.

Under our risk-based health insurance policies, which make up the majority of our health plans and claims paid in 2022, we assume the risk of variability in future health claims costs for our enrollees. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay within our deductible layer under these policies. This variability arises from changes to the components of MCT, defined as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, cost of providing treatment, and timing of services provided to plan participants. MCT trends change over time, and other seasonal trends and variability may develop, which makes it difficult for us to predict this aspect of our business and our failure to accurately predict these trends could have a material adverse effect on our business, financial condition and results of operations. For example, while the amount of medical claims we experienced increased in 2022, our insurance costs remained below expectations.

Under our fully insured workers' compensation insurance policies, we assume the risk for losses up to $1 million per claim occurrence (deductible layer). The ultimate cost of the workers’ compensation services provided will not be known until all the claims are settled. If we do not accurately predict the risks that we assume, we may not charge adequate fees to cover our costs, which could reduce our net income and result in a material adverse effect on our business. Our ability to predict these costs is limited by unexpected increases in frequency or severity of claims, which can vary due to changes in the cost of treatments or claim settlements. For example, we experienced a slight increase in both the severity and frequency of workers’ compensation claims in 2022 as more worksite employers returned to in-person work.

We accrue for the estimated future costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies. In 2022, we began using internal actuaries to develop health insurance estimates and we continue to use external actuaries and our own experience to develop workers’ compensation estimates, but the volume and severity of claims activity is inherently unpredictable. Estimating these accrued costs requires us to consider a number of factors, such as the components of MCT, seasonal trends and the impact of events like the COVID-19 pandemic, which requires significant judgment. In addition, the usefulness of historic claims data is impacted by our rates of WSE and client turnover and we renew our carrier contracts and set fees in advance of benefit periods.

In past periods, we have experienced insurance costs that were either higher or lower than our expectations and estimates. If were to experience either outcome in the future, it could have a material adverse effect on our business, financial condition and results of operation. Higher-than-expected insurance costs result in lower net income. Because we set fees in advance of plan periods, lower-than-expected insurance costs can be an indicator that insurance costs are developing more slowly than our projections, which are reflected in our fees, and this can have a negative impact on client retention and new sales. We have experienced lower-than-expected insurance costs in the past, and as a result, have announced discretionary credits to incentivize client retention and loyalty.

TRINET	17	2022 FORM 10-K

RISK FACTORS	Table of Contents

However, discretionary credits do not directly promote new sales and we cannot guarantee that such credits will achieve our retention and loyalty goals. In the past, some clients who were eligible for discretionary credits did terminate their services with us.

In addition, claims are not static and if we subsequently receive updated information indicating that the volume and severity of insurance claims were higher or lower than previously estimated and reported, our insurance costs could be higher or lower, respectively, in that period or subsequent periods as we adjust our accrued costs accordingly, which could have a material adverse effect on our business, financial condition and results of operations. We have experienced both favorable and unfavorable insurance cost variability due to claims activity in the past and could have similar or worse experiences in the future. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A, of this Form 10-K for further discussion of these estimates.

Our co-employment relationship with our worksite employees exposes us to unique business risks.

We are the co-employer of client WSEs. As a co-employer of WSEs, we assume some of the risks and obligations of an employer. For instance, in the past we have been required to provide access to health benefits to WSEs even when the cost of providing those benefits exceeded the service fees received from our clients. The extent of our responsibility for other aspects of our co-employer relationship with WSEs remains subject to regulatory uncertainty at the federal, state and local levels. For example, in certain states, PEOs are responsible for paying salaries, wages and related payroll taxes of WSEs, even if our clients have not timely remitted payments to us.

WSEs work in our clients' workplaces. Our ability to control the workplace environment of our clients is limited. Yet, we may be subject to liability for violations of labor and employment laws, workers' compensation laws, industry-specific laws that apply to the businesses our clients operate, and other laws that apply to our clients or to employers generally. We may also be liable for acts, omissions or violations by clients or WSEs, even if we do not participate in such acts, omissions or violations.

We seek to mitigate these risks through our client agreements and insurance coverage. Our client agreements allocate responsibilities between us and our clients and provide that our clients will fund certain obligations in advance and indemnify us for any liability attributable to their own or our WSEs' conduct. However, we may not be able to effectively enforce or collect on these obligations. In addition, we maintain insurance coverage, including workers’ compensation and EPLI coverage, to limit our and our clients' exposure to various WSE-related claims. We are still responsible for deductible layers under our EPLI policies, and these policies generally exclude coverage for claims relating to the classification of employees as exempt or non-exempt, other wage and hour issues, and employment contract disputes. We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us and for which we are unable to obtain indemnification from our clients.

Negative publicity relating to events or activities attributed to us or our colleagues as a result of the actions of our clients and WSEs, or others associated with them, whether or not justified, may tarnish our reputation and reduce the value of our brand, which could have a material adverse impact on our ability to attract and retain clients.

Our SMB clients are particularly affected by volatility in the economic environment.

Small and medium-size businesses can be particularly susceptible to changes in the level of overall economic activity in the markets in which they operate. These businesses are often exposed to credit and cash liquidity risks that larger businesses may be able to avoid, and during periods of weak economic conditions, including periods of increased inflation and increased borrowing costs, small business failures tend to increase, and employment levels tend to decrease. During these periods, our clients can and do freeze hiring, terminate their employees, and reduce compensation and benefits levels, any of which would negatively affect our revenues and margins if we are unable to reduce our operating expenses sufficiently or quickly enough. During these periods, we have also seen and expect to see, reduced demand for our services, increased client terminations, fewer new clients, and clients seeking to renegotiate our contracts and prices. When our clients leave us or reduce their headcount, we typically see increases in the volume and severity of unemployment claims, COBRA claims, disability claims, and workers’ compensation claims. We may be unable to recover costs related to these claims based on the fees established in our client service agreements, and any failure to recover such costs may have a material adverse effect on our business, financial condition and results of operations.

We lose clients for many reasons that we cannot control or easily predict and, generally, our clients sign service agreements that they can cancel on short notice.

TRINET	18	2022 FORM 10-K

RISK FACTORS	Table of Contents

Our standard client service agreements can generally be canceled by our clients with 30 days’ prior written notice. We regularly experience client attrition and decreases in new client sales due to a variety of factors that are difficult for us to control or predict, including the overall national economic conditions, client mergers and acquisitions, changes in medical utilization and related costs, client business failure and liquidity issues, the effects of competition, and client decisions to administer all or a portion of their HR needs in-house without using our services. If we experience client attrition for any of the above reasons in excess of our historic and estimated rates it could have a material adverse effect on our business, financial condition and results of operations.

Geographic and industry market concentration makes our results of operations vulnerable to regional and industry-specific economic and health factors.

PEO services remain our core business. Our top five PEO markets, California, New York, Florida, Texas and Massachusetts, accounted for approximately 65% in aggregate of our paid WSEs for the year ended December 31, 2022. If any of those geographic regions suffers a downturn, even if the economy at the national level remains strong, or experiences higher than expected medical services utilization, due to regional health issues, the portion of our business attributable to clients in that region could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.

In addition, most of our PEO clients operate in a relatively small number of verticals, including the technology, professional services, financial services, life sciences and not-for-profit verticals. As a result, if any of those verticals, or any industry within one of those verticals, suffers a downturn, even if the economy at the national level remains strong, the portion of our business attributable to clients in that industry could be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

Any failure in the business systems or service centers that we or our service providers rely upon, could negatively impact our clients, harm our reputation and expose us to significant, unanticipated liability.

Our business is highly dependent on in-house and third-party business systems and service centers. The operation of our business relies on the complex integration of numerous hardware and software subsystems across several service centers to manage a large volume of daily client, WSE and HRIS User transactions. For example, we rely on software systems to process payroll, payroll tax and benefits data and make related payments, and to access insurance carrier networks and databases that manage WSE and HRIS User benefits and claims. These software systems run on computer hardware that we or our service providers house in various service centers.

These centers and systems have been, and could be disrupted by equipment failures, computer server or systems failures, network outages, ransomware attacks and other malicious acts, software errors or defects, vendor performance problems, power failures, natural disasters, terrorist actions or similar events. We have, for example, experienced office closures on the east coast on multiple occasions over the past few years due to hurricane and storm threats, in Texas due to climate-related power grid issues, and in California due to increased wildfire threats in the state. Our offices and service centers in these and other locations will continue to face the risk of closure or damage in the future due to climate change.

Any such disruption, even if only for a short period of time and even if we are not at fault, can have a significant impact on our clients, WSEs and HRIS Users. As a result, any such disruption could cause us to lose clients, negatively impact our ability to attract new clients, and reduce our revenues and increase our costs, any of which could result in a material adverse effect on our reputation, business and results of operations.

Our announced discretionary credits had significant costs. These costs will not be recovered if we fail to achieve the business goals for which the credits were designed, which could result in a material adverse effect on our business, results of operation and financial condition.

We have offered various discretionary credits to eligible clients in 2020, 2021 and 2022. These credits were based on TriNet health insurance costs over specified periods and we announced them to assist in the economic recovery of our SMB clients during the COVID-19 pandemic, to promote client loyalty and incentivize client retention, and to differentiate TriNet from its peers in the PEO industry and in other competing HR services industries. For example, in the second quarter of 2022, we announced that eligible clients, as a group, may receive up to an aggregate of $25 million in discretionary credits based on certain health insurance costs in the third and fourth quarters of 2022. In the fourth quarter of 2022, we announced that eligible clients, as a group, may receive up to an aggregate of $50 million in discretionary credits based on certain health insurance costs in the fourth quarter of 2022.

TRINET	19	2022 FORM 10-K

RISK FACTORS	Table of Contents

These credits are associated with significant costs, and we cannot guarantee that we will recover these costs or achieve our intended client loyalty, retention and differentiation goals from these credits. As mentioned above in the risk factor titled “Unexpected changes in workers' compensation and health insurance costs and claims by worksite employees could harm our business,” discretionary credits can help incentivize client loyalty and retention if we determine that the claims experience of our health insurance plans did not develop at the same rate as our fees. For example, even if a client receives a credit, they may not receive it in an amount or on a timetable that will retain the client. If our credits, including future credits we may announce, fail to generate the client loyalty and retention impact for which they are designed, for any reason, our financial performance will be negatively affected, which could result in a material adverse effect on our business, financial condition and results of operations.

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

In addition, broad adoption of our services in certain geographic regions or industries may make it more difficult for us to obtain competitive health and/or workers' compensation insurance rates due to concentration of clients within a particular region or industry. For example, we have significant concentrations of PEO clients in California, New York, Florida, Texas and Massachusetts, which account for approximately 65% in aggregate of our paid WSEs for the year ended December 31, 2022. The loss of any one or more of our key insurance vendors in these areas, or our inability to partner with the most desirable carriers in these areas, could have a material adverse effect on our financial condition and results of operations.

We must continue to work to improve our services to meet the expectations of our clients and regulators, or we may lose our clients and materially harm our business.

In order to attract and retain clients, we believe that we must compete in our industry effectively on the basis of the value proposition that we deliver to our clients, which includes

•client experience and satisfaction,
•the relevance and cost-effectiveness of our PEO benefit plans,
•our PEO vertical market expertise,
•our service and product pricing,
•our brand awareness and reputation,
•our ability to innovate and respond to client needs and regulatory mandates rapidly,
•the performance of our online and mobile solutions, software and technology platforms, and
•our human resources subject matter expertise.

The expectations of our clients and prospective clients in these areas change over time as a result of many factors outside of our control, such as competition, regulatory and technical changes, and changing trends in the demands employees place on SMB employers.

To satisfy client expectations and regulatory requirements, we must timely and effectively identify and develop, or license and contract appropriate technologies and services, and incorporate such technologies and services into the solutions that we provide. New services or upgrades may not be released according to schedule or may contain defects when released. If our new technologies and services perform poorly, or fail to satisfy regulatory requirements, we could experience client dissatisfaction, adverse publicity, loss of sales, and client claims against us, any of which could materially harm our business. For example, we experienced higher than expected rates of client dissatisfaction and terminations due to our client service model roll-out in 2020 and 2021. As another example, like other PEOs, our federal R&D credit programs require the IRS to provide tax credit refunds for our clients. In situations where IRS refunds were delayed, even where we were not at fault, we have experienced client terminations and dissatisfaction, and we may experience similar outcomes in the future. Even where we can satisfy client expectations and regulatory requirements, we may not be able to do so on a cost-effective basis, which could have a material adverse effect on our financial condition and our results of operations. We could lose market share if our competitors develop superior technologies and services or satisfy client or regulatory demands before we are

TRINET	20	2022 FORM 10-K

RISK FACTORS	Table of Contents

able to do so. If we are unable to satisfy the evolving technology and service expectations and regulatory requirements, then we would experience lower client satisfaction, fewer new clients and higher client attrition, which could have a material adverse effect on our business.

We have acquired, and may in the future acquire, other businesses and technologies, which can divert management's attention and create integration risks and other risks for our business.

We have completed numerous acquisitions of other businesses and technologies over the years, and we expect that we will continue to pursue future acquisitions. Acquisitions, including our 2022 acquisitions of Zenefits and Clarus R+D, involve numerous risks, some of which we have experienced in the past and which we may experience in the future, including:

•over-valuing and over-paying for businesses and technologies,
•increased operating costs and unanticipated costs to successfully integrate the clients, WSEs and HRIS Users, operations, systems, technologies, services and personnel of the acquired business,
•establishing or maintaining required internal controls, procedures and policies for the acquired business,
•unanticipated costs and risks arising from the unique corporate culture and risk appetite of acquired businesses,
•diversion of management’s attention from other business concerns,
•litigation resulting from the activities of the acquired business,
•insufficient revenues, insurance or seller indemnification to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired businesses,
•entering markets in which we have no prior experience and may not succeed, and
•potential loss of key employees or key clients of the acquired business as a result of the acquisition or integration of the acquired business.

We have experienced increased operating costs to resolve the challenges of prior acquisitions. If we fail to appropriately integrate any acquired business, we may fail to achieve our growth, service enhancement or operational efficiency objectives, and our business, results of operations and financial condition could be harmed.

For example, TriNet has focused almost exclusively on the PEO business since its formation and PEO services remain our core business. Zenefits and Clarus R+D are not PEO businesses. They utilize separate software and technology platforms, and they service SMB clients that can have very different needs from our traditional PEO clients. These businesses may divert management attention from our core PEO business to its detriment. Conversely, we may lack the experience needed in these non-PEO businesses to manage them effectively. Any such outcome could result in a material adverse effect on our business, financial condition and results of operations.

Our efforts to improve our operational effectiveness and resiliency require significant time, resources and costs and if these efforts fail or significantly divert management attention, our business and results of operations may suffer.

We have changed our operations and client service processes in recent periods in order to improve our operational effectiveness and resiliency, and we will continue to do so in the future. For example, over the course of 2022 and 2023 we have been upgrading and rolling out a new company-wide enterprise resource planning (ERP) system. If our ERP system roll-out is delayed, management attention may be diverted, and we may see increased operational costs while we maintain two ERP systems. We are also working on other projects intended to upgrade our technology platform and the client support tools we use, increase workflow automation (and mitigate against the risk of human error), and improve the retention of, and access to, institutional knowledge.

We have and will continue to devote substantial time, money and management resources to these projects. Managing these projects also typically requires changes to our internal operational, financial and management controls and reporting systems and procedures. As a result, we cannot guarantee that our efforts will achieve our goals in a timely or cost-effective manner or at all, and we cannot guarantee that we can carry out these projects without a negative impact on our day-to-day operations and client satisfaction. If our current and future projects are delayed or unsuccessful, client satisfaction may suffer, we may lose clients or fail to onboard new clients at expected rates, and we may incur substantial unanticipated costs to complete these projects. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract, maintain and manage qualified personnel, including our sales force, our business may be harmed.

TRINET	21	2022 FORM 10-K

RISK FACTORS	Table of Contents

To succeed, we must be able to attract and retain highly motivated and qualified personnel. Competition for skilled employees is intense and, if we are unable to attract and retain the personnel we need, our business may suffer. Like many businesses, in recent years we have experienced higher than normal rates of employee turn-over, which we believe is due in part to the COVID-19 pandemic and the "great resignation".

We have experienced elevated sales force attrition in the past and may experience it in the future, for a variety of reasons, including due to changes in industry or client focus, compensation structure, third-party competition for sales talent and other factors. Newly hired sales personnel are typically not productive for some period of time following their hiring, which results in increased near-term costs to us relative to their actual sales contributions during this period. If we are unable to effectively train and maintain an adequately seasoned and sized sales force, new client onboarding will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

Our industry is competitive, which may limit our ability to maintain or increase our market share or improve our results of operations.

We face significant competition on a national and regional level from other PEOs, ASOs that do not use co-employment relationships, and HRIS software providers, as well as from other existing, and potential, companies and industries that service, or may in the future service, client HCM needs. Refer to the heading “Competition” under Part I, Item 1. Business, above for more details. Our competitors, regardless of industry, may have greater marketing and financial resources than we have, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure and competition from new technologies and HCM service models, any one of which could have a material adverse effect on our business.

Data Privacy and Security Risks

Cyber-attacks, breaches, disclosures or other data-related incidents could result in reduced revenue, increased costs, liability claims, regulatory penalties, regulatory disclosure requirements and damage to our reputation.

We and our third-party service providers and subcontractors collect, store, use, retain, disclose, transfer and process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs, HRIS Users and colleagues, including bank account numbers, social security numbers, tax information, PHI, health claim information, retirement account information, and payroll data. Maintaining the security and confidentiality of this information is critically important to our clients, WSEs, HRIS Users and colleagues.

Due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store and the number of clients, WSEs, HRIS Users, colleagues and service providers with access to this information, we and our service providers are potentially susceptible to a variety of intentional or inadvertent cyber-attacks, breaches, disclosures and other data-related incidents and threats.

Cybersecurity threats can take a variety of forms. Malicious actors may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Malicious actors may also direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our clients and our service providers. Other threats include inadvertent security breaches or disclosure, misuse or unauthorized access or other improper actions by our colleagues, clients, WSEs, HRIS Users, service providers and other business partners. Cyber-attacks, breaches, disclosures and other data-related incidents are increasing in frequency and evolving in nature. While we devote substantial time and resources to training our colleagues to identify and avoid such incidents, no training or cybersecurity program can offer absolute protection against such attacks and incidents.

Any actual or attempted cyber-attack, breach, disclosure or other data-related incident, could have a material adverse effect on our business, reputation, financial condition or results of operation. Any actual or attempted breach or disclosure of the confidential, sensitive and personal information that we possess about our clients, WSEs, HCM Users and Colleagues could have a material adverse effect on our business, reputation, financial condition or results of operations. Public perception of, or even inaccurate or unfounded rumors of, any such cyber-attacks, breaches, disclosures, or other data-related incidents, could have a material adverse effect on our business, reputation, financial condition or results of operation.

TRINET	22	2022 FORM 10-K

RISK FACTORS	Table of Contents

Any such cyber-attacks, breaches, disclosures or other data-related incidents, could result in material financial liability by

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

TriNet does not need to be the direct target of such cyber-attacks, breaches, disclosures or other data-related incidents, for them to have a material adverse effect on our operations. A cyber-attack on a key third-party software service provider, or a new vulnerability identified in software that we use, could disrupt our services or compromise client data entrusted to that service provider. In March 2022, a hacking group announced that they had compromised several systems, including those of Microsoft and Okta, both TriNet vendors. After review, our security team determined that no security compromises had occurred within TriNet’s systems related to any of these incidents, but this is no guarantee that a future vulnerability or incident would not result in a security compromise. New software vulnerabilities are identified regularly, by organizations like the U.S. Cybersecurity and Infrastructure Security Agency (CISA). Similar cyber-attacks, breaches, disclosures and other data-related incidents, including those resulting from a vulnerability, involving a client could also result in access to TriNet’s systems. Any such incidents, even if not initially directed at TriNet, could also have a material adverse effect on our business operations, result in liability, fines and penalties or other regulatory sanctions, a loss of confidence in our ability to provide our services, and/or harm our reputation and relationships with current or potential clients.

We, our clients and our service providers have been the victims of cyber-attacks, breaches, disclosure or other data-related incidents, in the past, and we, our clients and our service providers expect to be victims again in the future. For example, we experienced a Distributed Denial of Service (DDOS) attack against the login pages for the TriNet and TriNet Zenefits platforms in 2022 that prevented platform access for several hours. TriNet’s data and systems were not accessed by unauthorized parties and we were able to restore platform access quickly, but we cannot guarantee that we, or our service providers, will be able to respond to another attack as quickly or effectively. We and our service providers have experienced disruption to, or unauthorized access to, our networks, applications, bank accounts and other key systems in the past and similar events may occur again in the future. We, our service providers and our clients have experienced cyber-attacks, breaches, disclosures or other data-related incidents in the past that led to disclosure of the confidential, sensitive or personal information we possess, and we and they could experience such events in the future. We have reported data breaches to regulators, affected individuals, clients and other third parties in the past and we expect to do so in the future. While we do not believe that any such past events resulted in material expenditures or a material loss of confidential, sensitive or personal information, future events could still result in a material adverse impact on our operations.

As discussed above, the costs associated with any cyber-attacks, breaches, disclosure or other data-related incidents could result in a material adverse effect on our financial condition and results of operations. Although we maintain insurance coverage for such events, the amount of our insurance may not cover these costs, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Our efforts to protect against and to remediate cyber-attacks, breaches, disclosures and other data-related incidents, may not succeed and any such event, whether intentional or inadvertent and whether attributable to us or our service providers, could have a material adverse effect on our business, and reputation.

We have implemented policy, procedural, technical, physical, and administrative controls with the aim of protecting our networks, applications, bank accounts, and the confidential, sensitive and personal information entrusted to us, including bank account numbers, social security numbers, tax information, certain medical information, certain health claim information, retirement account information, payroll data and other PHI, from cyber-attacks, breaches, disclosures and other data-related incidents. While we, and our service providers, have security measures and programs in place to prevent, detect, and respond to cyber-attacks, breaches, disclosures and other data-related incidents, these security measures and programs and our collective efforts may not always succeed. Despite our efforts and those of our service providers, we cannot fully eliminate the possibility of such cyber-attacks, breaches, disclosures and other data-related incidents, whether intentional or inadvertent and whether internal or external and

TRINET	23	2022 FORM 10-K

RISK FACTORS	Table of Contents

we, our clients or our service providers may not discover a cyber-attack, breach, disclosure or other data-related incident for a significant period of time after the incident occurs.

We perform risk-based assessments of our vendors and service providers, but our assessments may be incomplete or not detect vulnerabilities that can impact our business. Vendors and service providers with access to our data and systems typically undergo additional security review procedures. In addition, we require those vendors and service providers to undertake additional security measures according to the inherent risk of the system access or processing activity contemplated in the contract. We typically require documentation of vendor and service provider security and privacy obligations through contract provisions. However, we do not control our service providers and our ability to monitor their data security is limited, so we cannot ensure the security measures they take will be sufficient to protect our confidential, sensitive and personal information. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cyber-attack, breach, disclosure or other data-related incident attributed to our service providers regarding the information we share with them and any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses.

We have invested, and plan to continue investing, in resources to protect our information security ecosystem against cyber-attacks, breaches, disclosures and other data-related incidents, and to investigate and remediate any information security vulnerabilities. We are also devoting substantial time and resources to integrate the security processes of TriNet Zenefits and Clarus R+D with our own standards. However, the security protections and strategies that we implement, and the investigation and remediation efforts we undertake, may not be successful. Any cyber-attack, breach, disclosure or other data-related incident, whether intentional or inadvertent, could result in the access, public disclosure, loss or theft of our clients', WSEs', HRIS Users’ and colleagues’ confidential, sensitive and personal information, which could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in significant reputational damage and subject us to significant lawsuits, regulatory fines, or other actions or liabilities, any of which could materially and adversely affect our business and operating results.

We must comply with constantly evolving, data privacy and security laws and regulations, which may require substantial costs or changes to our business, and any actual or perceived compliance failure could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation.

We are subject to various federal, state and local laws, rules, and regulations, as well as contractual obligations, relating to the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government inside and outside of the United States. For example, all 50 U.S. states, the District of Columbia, Guam, Puerto Rico, the Virgin Islands and Canada have enacted data breach notification laws that may require us to notify WSEs, HRIS Users, clients, colleagues, or other third parties and regulators in the event of unauthorized access to or disclosure of confidential, sensitive or personal information experienced by us or our service providers.

In addition to breach notification laws, we have seen increased focus at every level of government inside and outside of the United States on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, many states have proposed or enacted new laws or amended existing laws, such as the CCPA and CPRA in California and other rules in Colorado, Connecticut, Virginia and Utah, all of which become effective in 2023. These laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts, requiring attention to changing regulatory requirements. As the patchwork of state privacy laws becomes increasingly complex, the cost of complying with all of the requirements will rise. We are working to comply with all applicable state requirements, but we cannot guarantee that we will not incur significant costs to comply with these requirements or that our efforts will be successful.

For details regarding these data privacy and security laws and regulations discussed above and that apply to our operations, refer to Part I, Item 1. Business, of this Form 10-K, under the heading “The Laws and Regulations that affect Our Business: Data Privacy and Security Regulations”. Complying with these and any other data privacy and security laws, rules and regulations, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. For example, we have incurred and expect to continue to incur additional costs to comply with the California’s CCPA/CPRA regulations and other similar regulations. Despite our efforts, in the future we may be unable to make required changes and modifications to our

TRINET	24	2022 FORM 10-K

RISK FACTORS	Table of Contents

business practices in a commercially reasonable manner, or at all. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations. As a result, we may be required to incur significant, unexpected compliance costs and we may be exposed to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, all of which could have a material adverse effect on our business and operations. Any inability, or the perception of any inability, to adequately address data privacy or data-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with clients and have a material adverse effect on our business.

As a sponsor of employee benefit plans with access to certain PHI, we are subject to regulation at the federal level, including under the HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. There are penalties and fines for HIPAA violations. Additionally, in 2021 the DOL issued cybersecurity best-practices guidance for sponsors, administrators, service providers and participants of defined contribution retirement plans, which guidance is relevant to the retirement plans we maintain for our WSEs and colleagues.

Following our acquisition of Zenefits in 2022, we have an increased customer and colleague presence outside of the United States, including new technology design and backend support offices and operations in India and Canada. If we fail to comply with applicable data privacy regulations in the countries in which we send and receive personal data, we may be exposed to regulatory action and fines, which could have a material adverse effect on our business.

Legal and Compliance Risks

Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.

The services we provide to our clients are subject to numerous complex federal, state and local laws and regulations, including those described in Part I, Item 1. Business, of this Form 10-K. These laws and regulations cover a diverse range of topics, including employer status, employee and independent contractor classifications, employee benefits, health and retirement plans, workers' compensation, baking and money transmission, employment and payroll tax, worksite safety, insurance and banking, wage and hour, anti-discrimination, and many topics specific to the industries of our clients. Many of these laws do not specifically address PEOs or co-employment relationships, and regulators are often unfamiliar with the PEO industry and co-employment relationships, which can lead to unpredictable application, interpretation and enforcement of these laws and regulations at the federal, state and local levels in relation to our business. Our HRIS services can also be subject to complex federal, state and local laws and regulations regarding payroll agents, employment and payroll taxes, insurance producers, banking and money transmission, and other licensing requirements. The tax support services that Clarus R+D provides are also subject to federal, state and local regulations regarding tax preparation and practice that limit the services they can provide to SMBs. While regulations governing HRIS services and tax support services do not involve the complexity of a co-employment relationship, these services are in some ways also highly regulated and such regulations can, and do, change regularly at the federal, state and local levels.

Any new laws, changes in existing laws, or any adverse application, interpretation or enforcement of new or existing laws, including those described in Part I, Item 1. Business, of this Form 10-K, whether they apply to employers generally or specifically to PEOs or to our co-employment relationships could:

•reduce or eliminate the value and benefits that clients realize by using our services,
•change or eliminate the types of services we provide,
•require us to make significant changes to how we do business and provide services,
•require us to modify our current business practices or operations,
•affect the extent and type of employee benefits that employers and co-employers can or must provide employees,
•alter the amount, timing and type of taxes employers, co-employers, clients, WSEs, and HRIS Users are required to pay and that we must manage for and collect from our clients,
•increase the cost and complexity of the licensing requirements for our business operations,
•create or increase our liability and responsibilities to our clients and WSEs, HRIS Users, and/or

TRINET	25	2022 FORM 10-K

RISK FACTORS	Table of Contents

•mandate new compliance requirements, disclosures or services.

Any of the above could have a material adverse effect on our business, financial condition and results of operations.

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

Some of these programs include the 2015 PATH Act, which allows SMBs to use R&D tax credits submitted on the SMB’s income tax return to reduce the SMB’s payroll taxes, and the CARES Act and FFCRA Act payroll tax credit and payroll tax deferral program enacted in 2020 and 2021, which allow SMBs to defer certain payroll tax obligations to a later date or to receive payroll tax credits based on SMB employment practices that are beyond our control. The IRS has taken positions that we and other PEOs, rather than clients, are responsible for client errors and repaying rejected tax credit claims under these and similar programs. While our clients are contractually responsible for repaying us for any rejected tax credits under these programs, a contract does not guarantee our ability to recover rejected tax credits and any failure to recover rejected tax credits from our clients would increase our operating expenses, which could result in a material adverse effect on our financial condition and results of operations. Similarly, the IRS has taken positions that the tax benefits under some of these programs should be calculated on an aggregate PEO, rather than individual client, basis, which can limit whether and how we obtain credits for our clients. We cannot predict how these positions will ultimately be resolved and if they are resolved unfavorably, we may be forced to discontinue supporting some or all of these programs, incur tax expenses that we cannot recover from our clients, and divert management’s attention to defending our positions, any one of which could have a material adverse effect our ability to attract and retain SMB clients or on our business, financial condition and results of operations.

In addition, in response to COVID-19, many states have also implemented assistance programs, such as mandatory employee leave requirements and other employment- and employment tax-related incentives. Our SMB clients rely on us to help them take advantage of these programs, and new laws, regulations and agency or judicial interpretations of these laws could change or eliminate existing programs at any time, which could force us to discontinue supporting these programs or incur liability that we cannot recover from our clients, which could cause us to lose clients and have a material adverse effect on our business, financial condition and results of operations.

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

If we are not recognized as an employer of our worksite employees, and if our benefit plans are deemed to not satisfy plan requirements, under federal and state regulations, we and our clients could be adversely impacted.

In order to sponsor some of our most important employee benefit plan offerings for WSEs, including health plans, we must qualify as an employer of WSEs, and our plans must qualify as employer-sponsored plans, under

TRINET	26	2022 FORM 10-K

RISK FACTORS	Table of Contents

applicable provisions of the Code and ERISA. In particular, our status as the employer for the purposes of ERISA is important because ERISA preempts state laws that otherwise might apply to, and limit, our benefit plan offerings.

The definition of employer under the Code and ERISA is not uniform and is defined in part by different facts and circumstances tests, and there is no definitive judicial interpretation of employer in the context of PEOs. Generally, the tests used under the Code or ERISA are designed to evaluate whether an individual is an independent contractor or employee, and they confer substantial weight to whether a purported employer has the right to direct and control the details of an individual's work. Some factors that may be considered important under these tests have included the employer’s degree of behavioral control (for example the extent of instructions, training and evaluation of the work), financial control and the economic aspects of the work relationship, the type of relationship, as evidenced by the specific contract, if any, whether employee benefits are provided, whether the work is indefinite in duration or project-based, and whether it is a regular part of the employer’s business.

We believe that we qualify as the sole employer of WSEs for the purposes of Sections 3(5) and 3(40) of ERISA and that our health plans are single-employer plans that, as such, are entitled to ERISA’s preemption of state law. However, the DOL routinely audits employee benefit plan offerings of employers, and in one routine audit of one of TriNet’s health plans that concluded in 2021, the DOL indicated that while it agrees that we are an employer for ERISA purposes, it believes that wherever there is more than one employer of a WSE, no employer may qualify as a single employer for ERISA purposes. Similarly, in 2022, the DOL revised an existing publication regarding regulation of multiple employer welfare arrangements (MEWAs) and added a new section stating its view that a PEO arrangement offering health coverage to more than one client is a MEWA under Section 3(40) of ERISA. This DOL interpretation is contrary to our interpretation of the applicable ERISA facts and circumstances test, and it also is contrary to the position taken by other national PEOs.

We will continue to vigorously defend our position that we are the sole employer of our WSEs for the purposes of Sections 3(5) and 3(40) of ERISA, and therefore that our health plans are single employer plans entitled to ERISA’s preemption of applicable state laws. While we have no current DOL audit on-going, this issue and the MEWA publication above may arise in future audits of TriNet plans or the plans of other PEOs in our industry. If it were ultimately determined that health plans sponsored by TriNet are multiple employer plans and subject to potential regulation at the state level, we would likely adjust our business model and the manner in which we provide employee health benefits to WSEs. Any such outcome or adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs and the type of products and services we provide to them, which could have a material adverse effect on our business and results of operations.

As an employer of WSEs under ERISA, we must manage our plans in accordance with ERISA requirements, which could impact how we fulfill plan obligations, how we price services, whether and how we use discretionary credits, the features of our benefit plans, and how we administer and operate our plans. We believe that our benefit plans satisfy all applicable ERISA requirements, but if it were ultimately determined that we fail to satisfy any such requirements, we would likely be required to adjust our business model, including with respect to each of the areas outlined above, and could be subject to material fines or penalties. Any such consequence may result in a material adverse effect on our business and results of operations.

We have seen increased state efforts to regulate PEO health plans in 2022. For example, in November 2022, the New Mexico Office of the Superintendent of Insurance published proposed rules that in most cases would require PEO plans to be treated as MEWAs and prohibit PEOs from allowing WSEs of small group employers to participate in PEO sponsored large group market health plans starting in January 2024. Proposed legislation is being considered in New Mexico that would eliminate this prohibition for PEOs that register as MEWAs under state law. States also undertake reviews of PEOs frequently. For example, in 2022 the New York Department of Financial Services (DFS) requested data from insurance carriers on PEO health insurance practices. The New Mexico proposed rules, and any other new or changed regulations that treat PEO health plans as multiple employer plans, restrict PEO fees with carriers or that limit the availability of PEO benefit plans, if upheld to be legally valid and applicable to our PEO health plans, would likely require us to adjust our business model in the states with such rules, including the manner in which we provide employee health benefits to WSEs and price our services, and could result in material fines or penalties. Any such outcome or adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs and the type of products and services we provide to them, which could have a material adverse effect on our business and results of operations.

Similarly, to qualify for favorable tax treatment under the Code, certain employee benefit plans, such as 401(k) retirement plans and cafeteria plans, must be established and maintained by an employer for the exclusive benefit of its employees. All of our 401(k) retirement plans are operated pursuant to guidance provided by the IRS and have

TRINET	27	2022 FORM 10-K

RISK FACTORS	Table of Contents

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

Further, if we are not recognized as an employer of our WSEs under the Code or by any state tax authority, we may be required to change the method by which we report and remit payroll taxes to the IRS or such tax authorities. Such changes could have a material adverse effect on our business and results of operations.

The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business.

National views on employers, employees and independent contractors are changing at a rapid rate, as evidenced by recent federal and state rule changes. For example, in 2019, California passed AB5, a law that could reclassify some independent contractors as employees. In 2020, California voters passed Proposition 22, exempting certain contractors and businesses from AB5. The status of Proposition 22 remains unresolved while a 2021 state court decision that Proposition 22 is unconstitutional and unenforceable is under appeal. Any state regulations that change existing definitions and classifications of employers, employees and independent contractors could affect the types of client employees we can support through our HRIS and PEO offerings, the way in which we provide TriNet-sponsored benefits to our WSEs, the way in which we report and remit payroll taxes to tax authorities, and our legal liability for the actions and inactions of our clients, which may negatively impact client demand for the services we provide, require us to modify or change how we operate our business and have a material adverse effect on our business and results of operations.

At the federal level, the DOL issued rules on both independent contractor and joint employer status in 2020, and the following year, those rules were rescinded by the DOL after the Presidential election. Significant litigation and uncertainty were generated in each instance. Recently, the DOL proposed a new rule for determining independent contractor status and the DOL also indicated that it may propose new regulations that address white collar minimum wage and overtime exemptions under the FLSA. Meanwhile, the National Labor Relations Board (NLRB) has proposed a new rule for determining whether two businesses are joint employers under the National Labor Relations Act (NLRA). Standards for determining joint employer status vary from law to law and state to state. Joint employment is not the same as co-employment, and we do not believe that we are a joint employer under any law or rule, or that these rule changes impact our status as a co-employer. However, continuing uncertainty regarding independent contractor and joint employer status could still result in increased regulatory and worker claims, which could divert management attention and cause us to incur additional and potentially material costs to defend.

Remote work has increased dramatically across the country in the wake of the COVID-19 pandemic. The laws and regulations that govern employees were not drafted with remote workers in mind and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.

More and more employees, including WSEs and HRIS Users, are working from home and SMBs, including our clients, are increasingly hiring employees in locations where they do not have an office. Many of these employees work at home in one state or city and in an office in another state or city. The work location and residence of an employee can create confusion regarding the federal, state and local laws that apply, including labor and employment, payroll and payroll tax, and unemployment laws. For example, it can be difficult to determine the amount of payroll and unemployment taxes that must be paid when employees spend part of their time working from home in one state and part of their time working in an office in another state. Regulations regarding payroll and unemployment taxes are still catching up to this new reality, which creates a risk that states will disagree about the taxes that must be paid, or the employment laws that must apply, in these situations. New laws, changes in laws or adverse application or interpretation of laws that depend on the residence and work location of WSEs and HRIS Users could reduce or eliminate the attractiveness of our services, significantly increase our compliance costs and the cost to provide our services, or require us to make substantial changes to the way in which we operate, and any one of these outcomes could result in a material adverse effect on our financial condition and results of operations.

Even where remote workers live and work in the same state and city, as a co-employer of WSEs, our PEO services are open to the risk that new laws, changes in laws or adverse application or interpretation of laws will expand PEO responsibility for remote WSEs. For example, during the COVID-19 pandemic we saw many states extend workers’ compensation coverage to remote employees and to COVID-19 claims. We expect to see additional, similar

TRINET	28	2022 FORM 10-K

RISK FACTORS	Table of Contents

expansions of PEO responsibility and we cannot guarantee that we will be able to recover the costs to comply with such changes from our clients, which could have a material adverse effect on our business.

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

State regulatory authorities generally impose licensing requirements on companies acting as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. TriNet does not provide broker insurance, but we do maintain producer licenses in all 50 states and select U.S. territories for our HRIS services and for our IOM PEO product, which offers clients the option to receive PEO services from TriNet while obtaining client-sponsored health benefits from third-party brokers. Other state regulatory authorities impose licensing requirements on companies involved in the transmission of cash, such as banks, and other money transmitters. We do not believe that our current activities require any such licenses, but we and others in our industry have received inquiries from regulatory authorities in the past and could receive them in the future. Businesses similar to TriNet Zenefits have been subject to such licensing requirements in the past and although we believe that our operations have been designed to be compliant and avoid such requirements, we cannot guarantee that all regulators will agree. If regulatory authorities in any state determine that we are acting as an insurance agent, third-party administrator, money transmitter, or as any other regulated industry other than a PEO, we may need to hire additional personnel to manage regulatory compliance and pay annual regulatory fees, which could have a material adverse effect on our financial condition and results of operations.

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

In addition, the tax authorities in the U.S. regularly examine our tax returns. Refer to Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional details regarding tax examinations and disputes. The ultimate outcome of tax examinations and disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of any audit or examination, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

Financial and Stock Ownership Risks

Our results of operations and stock price may fluctuate as a result of numerous factors, many of which are outside of our control.

Our future operating results and stock price are subject to fluctuations and quarterly variations based upon a variety of factors, many of which are not within our control, including, without limitation:

•the volume and severity of health and workers' compensation insurance claims made by our WSEs, recorded as part of our insurance costs, and the timing of related claims information provided by our insurance carriers,
•the amount and timing of our insurance premiums and other insurance costs, operating expenses and capital expenditures,
•the number of our new clients and the number of WSEs or HRIS Users employed by each new client,
•the retention or loss of existing clients, for any reason, including third-party acquisition,
•a reduction in the number of WSEs or HRIS Users employed by existing clients,
•a reduction in the rate of WSE or HRIS User hiring by existing clients,
•the timing of client payments and payment defaults by clients,
•the costs associated with our acquisitions of companies, assets and technologies,

TRINET	29	2022 FORM 10-K

RISK FACTORS	Table of Contents

•any payments or draw downs on our credit facility,
•any unanticipated expenses, such as litigation or other dispute-related settlement payments and compliance expenses arising from changes in regulations or regulatory enforcement,
•any expenses we incur for geographic and service expansion and service enhancements,
•any changes in laws or adverse interpretation or enforcement of laws, which may require us to change the manner in which we operate and/or increase our regulatory compliance costs,
•any changes in our effective tax rate,
•the issuance of common stock or debt to pay for future acquisitions, which could dilute our stockholders or subject us to significant debt service obligations,
•the repurchase of our common stock under our stock repurchase program or otherwise, which could impact earnings per share and increase the ownership percentage of non-participating stockholders,
•amortization expense, or the impairment of intangible assets and goodwill, associated with past or future acquisitions, and
•the impact of new accounting pronouncements.

In addition, the trading price of our common stock is subject to fluctuation in response to a variety of factors, including the factors above and below, many of which are not within our control, including, without limitation:

•the overall performance of the equity markets,
•any trading activity, or a market expectation regarding such activity, by our directors, executive officers and significant stockholders,
•the economy as a whole, and its impact on SMBs and our clients,
•the performance and market perception of companies that investors believe are similar to us,
•changes in the interest rates and financial performance of our cash investments, which may increase during periods of high inflation and market volatility and impact our interest income,
•any significant changes in the liquidity of our common stock, and
•market acceptance of our performance across non-financial factors, including evolving environmental, social, and governance factors favored by investors and required by regulators.

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

TRINET	30	2022 FORM 10-K

RISK FACTORS	Table of Contents

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

On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of January 31, 2023, Atairos beneficially owned approximately 36% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 37% of our outstanding common stock. As a result, Atairos, particularly when acting with our executive officers, directors and their affiliates, is able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, our stockholders have no assurances that Atairos’ holdings, or the holdings of our other large stockholders, in our common stock will not increase. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

TRINET	31	2022 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease space for our offices in various U.S. states, including the following:

Corporate Headquarters:	Significant Client Service Centers:
• Dublin, California	• Bradenton, Florida
• Austin, Texas
For more information regarding our leases, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

TRINET	32	2022 FORM 10-K

STOCK ACTIVITIES	Table of Contents

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is traded on the New York Stock Exchange under the symbol “TNET”.
As of February 8, 2023, we had 93 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. Our actual number of stockholders is greater than the number of our record holders, because it includes stockholders who are beneficial owners of our common stock, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in a trust by other entities.
For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Dividend Policy
We did not declare or pay cash dividends in 2022 or 2021. Payment of cash dividends in the future, if ever, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our credit facility (refer to Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.
Performance Graph
The graph on the following page compares the cumulative return on our common stock since December 31, 2017 with the cumulative return on the S&P 500 Index and a Peer Group Index. The cumulative return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor's 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on December 31, 2017 and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had at each year end.

TRINET	33	2022 FORM 10-K

STOCK ACTIVITIES	Table of Contents

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)

$275
$250
$225
$200
$175
$150
$125
$100
$75
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
TNET
S&P 500
PEER GROUP

(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (3)
October 1 - October 31, 2022	170,280	$65.34	169,971	$173
November 1 - November 30, 2022	179,654	$65.09	133,141	$165
December 1 - December 31, 2022	1,776,500	$71.19	1,675,744	$245
Total	2,126,434		1,978,856
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and has approved an aggregate total of $1,451 million as of December 31, 2022, which includes the approval of aggregate increases of $300 million and $200 million in February 2022 and November 2022, respectively. The total remaining authorization for future stock repurchases under our stock repurchase program was $245 million as of December 31, 2022. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $139 million of our outstanding stock during the three months ended December 31, 2022.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. As part of our stock repurchase program, we repurchased approximately $519 million of our common stock in 2022. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Under our previously announced tender offers, we purchased 3,653,690 of our shares for an aggregate cost of approximately $319 million, including fees and expenses, in March 2022, and we purchased 1,515,258 of our shares for an aggregate cost of approximately $111 million, including fees and expenses, in December 2022.

TRINET	34	2022 FORM 10-K

STOCK ACTIVITIES	Table of Contents

Our stock repurchases are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and the restrictions imposed by our credit facility, refer to Note 8 and Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

TRINET	35	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operational Highlights
Our consolidated results for 2022 reflect our continuing efforts to serve our clients through the current economic uncertainty and investing in our platform.
During 2022 we:
•continued to grow total revenues,
•completed the acquisition of Zenefits, diversifying our product and service offerings,
•completed the acquisition of Clarus R+D, expanding our service offerings for all SMBs,
•hosted the 3rd annual TriNet PeopleForce, our showcase client and prospect conference focused on business transformation, agility and innovation for small and medium-size businesses,
•launched Enrich, an innovative product line that will allow clients to expand the benefits they offer to their employees,
•provided our 2022 Credits to benefit eligible clients, resulting in an aggregate $75 million reduction in insurance service revenues recognized,
•completed approximately $519 million in share repurchases of TriNet common stock including tender offers to repurchase $316 million and $109 million in shares in February and December, respectively.
Performance Highlights
Our results for 2022 when compared to 2021 are noted below:

$4.9B		$499M		84%
Total revenues		Operating income		Insurance cost ratio
8%	increase	10%	increase	(2)%	decrease

$355M		$5.61		$448M
Net income		Diluted EPS		Adjusted Net income *
5%	increase	11%	increase	19%	increase

	348,543		348,652		248,496
	Average WSE		Total WSE		Average HRIS Users
	2%	increase	(4)%	decrease
*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
We continued to achieve year-over-year revenue growth, increased our Average WSEs, achieved higher insurance and service fee rates, and added additional HRIS cloud services following the acquisition of Zenefits in February 2022 and Clarus R+D in September 2022.
Increased medical services utilization in 2022, combined with increased volume due to Average WSE growth, resulted in higher insurance costs compared to 2021.
The growth in total revenues, partially offset by increases in insurance costs and operating expenses, resulted in increases in our net income of 5% and Adjusted Net Income of 19%.
Total WSEs decreased from December 31, 2021 due to net PEO client attrition from larger clients, lower-than-expected new client additions, and reduced hiring from our PEO clients, particularly in the second half of 2022.

TRINET	36	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2022, 2021 and 2020. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Income Statement Data:
Professional service revenues	$754	$639	$544	18%	17%
Insurance service revenues	4,131	3,901	3,490	6	12
Total revenues	4,885	4,540	4,034	8	13
Insurance costs	3,463	3,339	2,979	4	12
Operating expenses	923	746	687	24	9
Total costs and operating expenses	4,386	4,085	3,666	7	11
Operating income	499	455	368	10	24
Other income (expense):
Interest expense, bank fees and other	(39)	(20)	(21)	95	(5)
Interest income	22	6	10	267	(40)
Income before provision for income taxes	482	441	357	9	24
Income taxes	127	103	85	23	21
Net income	$355	$338	$272	5%	24%

Cash Flow Data:
Net cash provided by operating activities	562	218	546	158%	(60)%
Net cash used in investing activities	(226)	(135)	(151)	67	(11)
Net cash provided by (used in) financing activities	(536)	12	(208)	(4,567)	(106)

Non-GAAP measures (1):
Adjusted EBITDA	688	565	468	22	21%
Adjusted Net income	448	376	303	19	24
Corporate Operating Cash Flow	497	415	338	20	23

Operating Metrics:
Insurance Cost Ratio	84%	86%	85%	(2)	1%
Average WSEs	348,543	340,067	323,672	2	5
Total WSEs	348,652	364,940	331,908	(4)	10
Average HRIS Users (2)	248,496	N/A	N/A	N/A	N/A
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    For the twelve months ended December 31, 2022, reflects HRIS Users from February 15, 2022, the date on which we acquired Zenefits, to the end of the period.
The following table summarizes our balance sheet data as of December 31, 2022, 2021 and 2020.

	Year Ended December 31,			% Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Balance Sheet Data:
Cash and cash equivalents	$354	$612	$301	(42)%	103%
Working capital	338	700	290	(52)%	141%
Total assets	3,443	3,309	3,043	4%	9%
Debt	496	495	369	—%	34%
Total stockholders’ equity	775	881	607	(12)%	45%

TRINET	37	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

A discussion regarding our financial condition and results of operations for 2021 compared to 2020 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2021.
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

• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-recurring costs, which include transaction and integration costs, as well as certain non-cash charges such as depreciation and amortization, and stock-based compensation and certain impairment charges recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
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
(1)     Non-GAAP effective tax rate is 25.5% for 2022, 2021 and 2020, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on a terminated derivative.

TRINET	38	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$355	$338	$272
Provision for income taxes	127	103	85
Stock based compensation	62	50	43
Interest expense, bank fees and other (1)	39	20	21
Depreciation and amortization of intangible assets (2)	64	54	47
Amortization of cloud computing arrangements	4	—	—
Transaction and integration costs	37	—	—
Adjusted EBITDA	$688	$565	$468
Adjusted EBITDA Margin	14.1%	12.5%	11.6%
(1)    Amount includes $17M of realized investments losses on sales and impairments related to AFS securities in 2022.
(2)    Amount includes impairment of customer relationship intangibles in 2021.

The table below presents a reconciliation of Net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$355	$338	$272
Effective income tax rate adjustment	5	(10)	(6)
Stock based compensation	62	50	43
Amortization of other intangible assets, net (¹)	18	12	5
Non-cash interest expense	1	3	1
Transaction and integration costs	37	—	—
Income tax impact of pre-tax adjustments	(30)	(17)	(12)
Adjusted Net Income	$448	$376	$303
(1)    Amount includes impairment of customer relationship intangibles in 2021.

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities	$562	$218	$546
Less: Change in WSE related other current assets	(149)	(51)	10
Less: Change in WSE related liabilities	214	(146)	198
Net cash (used in) provided by operating activities - WSE	$65	$(197)	$208
Net cash provided by operating activities - Corporate	$497	$415	$338

TRINET	39	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Operating Metrics
Worksite Employees (WSE)
Average WSE growth is a volume measure we use to monitor the performance of our business. Average WSEs increased 2% when comparing 2022 to 2021, primarily due to increased hiring by our PEO clients in 2021, which created a higher installed base to start 2022. This was partially offset by net client attrition from larger clients, lower-than expected new client additions in 2022, and reduced hiring by our PEO clients in the second half of 2022.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs declined 4% when comparing 2022 to 2021, primarily due to attrition from larger clients, lower-than-expected new client additions, and reduced hiring from our PEO clients, particularly in the second half of 2022.
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

HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the period ended December 31, 2022 was 248,496, which reflects average HRIS Users from February 15, 2022, the date on which we acquired Zenefits, to the end of the period.

Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.

TRINET	40	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

We purchase workers' compensation and health benefits coverage for our colleagues and WSEs. Under the insurance policies for this coverage, we bear claims costs up to a defined deductible amount. Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We set our insurance service fees for workers’ compensation and health benefits in advance for fixed benefit periods. As a result, increases in insurance costs above our projections, reflected as a higher ICR, result in lower net income. Decreases in insurance costs below our projections, reflected as a lower ICR, result in higher net income, but can be an indicator that insurance costs are developing more slowly than our projections, which are reflected in our fees, and this can have a negative impact on client retention and new sales.
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
Under our risk-based health insurance policies, we assume the risk of variability in future health claims costs for our enrollees. This variability typically results from changing trends in the volume, severity and ultimate cost of medical and pharmaceutical claims, due to changes to the components of MCT, which we define as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, cost of providing treatment and timing of services provided to plan participants. These trends change, and other seasonal trends and variability may develop. As a result, it is difficult for us to predict our insurance costs with accuracy and a significant increase in these costs could have a material adverse effect on our business.

(in millions)	2022	2021	2020
Insurance costs	$3,463	$3,339	$2,979
Insurance service revenues	4,131	3,901	3,490
Insurance Cost Ratio	84%	86%	85%

ICR decreased for the year as insurance costs grew at a higher rate than ISR in 2022. Insurance costs increased due to higher volume from higher Average WSEs and rate increases. ISR also increased due to higher volume and rate increases, partially offset by our 2022 Credits.

Our insurance costs remained below our expectations in 2022 and we have observed lower-than-expected insurance costs in each year since the COVID-19 pandemic began. For more details see the section below titled “Insurance Costs”.

TRINET	41	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Total Revenues
Our revenues consist of professional service revenues (PSR) and insurance service revenues (ISR). PSR represents fees charged to clients for processing payroll-related transactions on behalf of our PEO and HRIS clients, access to our HR expertise, employment and benefit law compliance services, other HR-related services and fees charged to access our cloud-based HRIS services. Starting in the third quarter of 2022, PSR includes revenues from Clarus R+D. ISR consists of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
During 2022, we recognized $75 million in reductions to revenue resulting from our 2022 Credits. This amount reflects estimated credits that will be paid to eligible clients under these credits, which was based on the expected performance of our health insurance costs in 2022. These credits are recorded as a reduction to ISR and are payable within 12 months to eligible clients.
Monthly total revenues per Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased 4% in 2022 compared to 2021.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings and the composition of products and services our clients receive, including Clarus R+D,
•Credit - the weighted average change in amounts recognized for our Recovery Credits, and
•HRIS - incremental HRIS cloud services revenue from our acquisition of Zenefits in February 2022.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only

The growth in total revenues was primarily driven by a growth in rate, higher Average WSEs, favorable change in our vertical mix and higher health plan enrollment, and the addition of HRIS cloud services revenue following the acquisition of Zenefits.
Operating Income
Our operating income consists of total revenues less insurance costs and OE. Our insurance costs include insurance premiums for coverage provided by insurance carriers, reimbursement of claims payments made by

TRINET	42	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

insurance carriers or third-party administrators, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers. Our OE consists primarily of our colleagues' compensation related expenses, which includes payroll, payroll taxes, SBC, bonuses, commissions and other payroll-and benefits-related costs.
The table below provides a view of the changes in components of operating income on a year-over-year basis.

(in millions)
$455	2021 Operating Income
+345	Higher total revenues primarily driven by the addition of HRIS cloud services revenue, rate increases and higher Average WSEs, partially offset by higher reductions in revenue from our 2022 Credits.
-124	Higher insurance costs primarily as a result of higher Average WSEs and higher medical services utilization.
-177	Higher OE primarily as a result of increased G&A driven by the Zenefits and Clarus R+D acquisitions, together with higher compensation to support initiatives to improve client experience, enhance service offerings, upgrade our software and technology platforms, and improve our internal processes.
$499	2022 Operating Income

Professional Service Revenues
Our PEO and HRIS clients are primarily billed on a fee per WSE or HRIS User per month per transaction. Our vertical approach provides us the flexibility to offer our PEO clients in different industries with varied services at different prices, which we believe potentially reduces the value of solely using Average WSE and Total WSE counts as indicators of future potential revenue performance.
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals, and the composition of products and services our clients receive, including Clarus R+D,
•Credit - the weighted average change in amounts recognized for our Recovery Credits, and
•HRIS - incremental HRIS cloud services revenue from our acquisition of Zenefits in February 2022.
The growth in PSR was driven by the addition of our new HRIS cloud services revenue from our acquisition of Zenefits and a growth in rate from our PEO services. The growth was also driven by higher average WSEs and a favorable change in our vertical mix, with most of our WSE growth coming from our Technology, Professional Services and Financial Services verticals. Further, our Recovery Credits did not reduce PSR in 2022 compared to $4 million in 2021.

TRINET	43	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and
•Credit - the weighted average amounts recognized for our Recovery Credits.

The growth in ISR was primarily driven by higher Average WSEs and rate increases. In addition, we accrued $37 million more in insurance service revenue reductions related to our 2022 credits as compared to our credits in 2021.
Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, payments for claims costs and expenses for other risk management services, reimbursement of claims payments made by insurance carriers or third-party administrators below a predefined deductible limit, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.

TRINET	44	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

The increase in our insurance costs is driven by higher volume from higher average WSEs in 2022. In addition, our medical services utilization increased as enrollees continued to return to outpatient medical, dental, and vision care as well as elected procedures during 2022. Our insurance costs remained below our expectations in 2022. We believe this occurred in part as a result of constraints on access to medical services and systems early in 2022, particularly in regions that saw shortages in active medical personnel. We set our fees based in part on our projections regarding medical claims, and because the claims experience of our health insurance plans did not develop at the same rate as our fee increases in 2022, we announced an increased amount of Recovery Credits in 2022 when compared to 2021 to incentivize client loyalty and retention. We have observed lower-than-expected insurance costs in each year since the COVID-19 pandemic began.

TRINET	45	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 3,600 colleagues as of December 31, 2022 primarily across the U.S. but also in India and Canada following our 2022 acquisition of Zenefits. In 2022, we closed several underutilized office space locations due to our evolving remote work practices and policies. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 63% and 62% of our OE in 2022 and 2021, respectively.
Transaction and integration costs associated with our acquisition of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, employee retention costs tied to ongoing employment. Refer to Note 16 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for further discussion.
In 2022, we experienced OE growth of 24% compared to 2021. The ratio of OE to total revenues was 19% and 16% in 2022 and 2021, respectively.

% represents portion of compensation related expense included in operating expenses
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	46	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$746	2021 Operating Expense
+39	COPS increased, driven primarily by additional hiring to support more WSEs and incremental costs related to our HRIS Cloud Services.
+40	S&M increased, driven primarily by increased compensation, technology spend, travel and entertainment and partially offset by a reduction in broker referral commissions.
+65	G&A increased, driven primarily by the $42 million of transaction and integration costs related to the Zenefits and Clarus R+D acquisitions, higher compensation, technology services expenses to improve our systems and processes, and to enhance our service offerings, and impairments related to underutilized office space, partially offset by lower payroll tax and related assessments.
+23	SD&P increased, driven primarily by increased compensation and technology service expenses as we continue to work to improve our client experience and our systems and processes.
+10	D&A increased, due to the amortization of intangible assets recognized for the Zenefits and Clarus R+D acquisitions.
$923	2022 Operating Expenses
The primary spend type drivers to the changes in our OE are presented below:

TRINET	47	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments, interest expense under our previous credit facility and interest on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021.
Interest income increased primarily related to the higher interest rates received on investments and interest earning deposits as market interest rates increased over 2022. Interest expense, bank fees and other increased primarily due to realized losses on the sales of lower-yielding investments and the impairment of other investments.
Provision for Income Taxes
Our effective tax rate (ETR) was 26% and 23% for 2022 and 2021, respectively. The change in ETR was primarily attributable to increases in nondeductible expenses and charges to valuation allowances. In addition, we realized a decrease in tax benefits related to stock-based compensation. The 2021 ETR was also impacted by a one-time benefit associated with a favorable adjustment of our previously disputed receivable from the IRS.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our principal source of liquidity for operations is derived from cash provided by operating activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures. Our cash flow related to WSE payroll and benefits is generally matched by advance collection from our clients. To minimize the credit risk associated with remitting the payroll and associated taxes and benefits costs, we require PEO clients to prefund the payroll and related payroll taxes and benefits costs.
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

TRINET	48	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

	December 31,
	2022			2021
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$354	$—	$354	$612	$—	$612
Investments	76	—	76	135	—	135
Restricted cash, cash equivalents and investments	22	1,241	1,263	19	1,176	1,195
Other current assets	78	555	633	91	406	497
Total current assets	$530	$1,796	$2,326	$857	$1,582	$2,439
Total current liabilities	192	1,796	$1,988	$157	$1,582	$1,739
Working capital	$338	$—	$338	$700	$—	$700
As of December 31, 2022, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
The following table summarizes our workers' compensation obligations, gross of collateral, as of December 31, 2022,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Workers' compensation obligations (1)	$189	$56	$57	$25	$51
(1) Represents estimated payments that are expected to be made to carriers for various workers' compensation programs under the contractual obligations. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with the workers' compensation insurance policy.
Working capital for corporate purposes

Corporate working capital as of December 31, 2022 decreased $362 million from December 31, 2021, primarily driven by a $258 million decrease in corporate unrestricted cash and cash equivalents driven by cash outflows to repurchase our stock and acquire Zenefits and Clarus R+D.

TRINET	49	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The following table summarizes our purchase obligations as of December 31, 2022,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$172	$131	$37	$4	$—
(1) Our purchase obligations primarily consist of software licenses, consulting and maintenance agreements, and sales and marketing events pertaining to various agreements.
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2022			2021
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$497	$65	$562	$415	$(197)	$218
Investing activities	(214)	(12)	(226)	(119)	(16)	(135)
Financing activities	(536)	—	(536)	12	—	12
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)	—	—	—
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(254)	$53	$(201)	$308	$(213)	$95
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$660	$1,078	$1,738	$352	$1,291	$1,643
End of period	$406	$1,131	$1,537	$660	$1,078	$1,738

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(258)	$—	$(258)	$311	$—	$311
Restricted	4	53	57	(3)	(213)	(216)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Year Ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities	$562	$218
Net cash provided by operating activities - Corporate	$497	$415
Net cash provided by (used in) operating activities - WSE	$65	$(197)

The year-over-year change in net cash provided by (used in) operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, settlement of the Recovery Credits and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (used in) operations as we manage our obligations associated with WSEs through restricted cash.

Our corporate operating cash flows in 2022 increased when compared to 2021 due to the increase in our net income and the timing of our payments of corporate obligations.

TRINET	50	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of subsidiaries, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2022	2021
Investments:
Purchases of investments	$(410)	$(444)
Proceeds from sale and maturity of investments	469	349
Acquisition of subsidiaries	(229)	—
Cash used in investments	$(170)	$(95)

Capital expenditures:
Software and hardware	$(47)	$(33)
Office furniture, equipment and leasehold improvements	(9)	(7)
Cash used in capital expenditures	$(56)	$(40)
Cash used in investing activities	$(226)	$(135)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At December 31, 2022, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA+.
As of December 31, 2022, we held approximately $2.0 billion in restricted and unrestricted cash, cash equivalents and investments, of which $354 million was unrestricted cash and cash equivalents and $227 million was unrestricted investments. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.
In February 2022, we acquired Zenefits for a total purchase price of $209 million, settled by the issuance of $17 million of TriNet stock to eligible selling shareholders, with the remainder paid in cash from corporate working capital. Refer to Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
In September 2022, we acquired Clarus R+D for a total purchase price of $48 million, which was paid in cash from corporate working capital. Refer to Note 16 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Capital Expenditures
During 2022, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.

TRINET	51	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Financing Activities
Net cash provided by (used in) financing activities in the years ended December 31, 2022 and 2021 consisted of our debt and equity-related activities.

	Year Ended December 31,
(in millions)	2022	2021
Financing activities
Repurchase of common stock, net of issuance	$(536)	$(109)
Proceeds from issuance of 2029 Notes	—	500
Repayment of borrowings	—	(370)
Payment of debt issuance costs	—	(7)
Payment of long-term financing fees	—	(2)
Cash provided by (used in) financing activities	$(536)	$12
During the year ended December 31, 2022, we repurchased 6,398,279 shares of our common stock for approximately $519 million under our tender offers in March 2022 and December 2022 and our ongoing stock repurchase program. As of December 31, 2022, approximately $245 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In February 2022, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014 and our board of directors further authorized a $200 million incremental increase to that program in November 2022. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
In February 2022 and December 2022, we announced tender offers to purchase for cash up to $300 million and $250 million, respectively, in value of our issued and outstanding common stock. The February 2022 tender offer expired on March 17, 2022 and in accordance with the terms and conditions, we accepted the tender offer, and purchased, 3,653,690 shares at $86.50 per share, for an aggregate cost of approximately $319 million, including fees and expenses. The December 2022 tender offer expired on December 6, 2022 and in accordance with the terms and conditions, we accepted the tender offer, and purchased 1,515,258 shares at $72.00 per share, for an aggregate cost of approximately $111 million, including fees and expenses.
In February 2023, our board of directors authorized another $300 million incremental increase to our ingoing stock repurchase program initiated in May 2014.
Capital Resources
As of December 31, 2022, $500 million aggregate principal of our 2029 Notes was outstanding. The Indenture governing the 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant subsidiary guarantees of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
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
We were in compliance with all financial covenants under our 2021 Credit Agreement at December 31, 2022.

Critical Accounting Judgments and Estimates

TRINET	52	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
We use qualified actuaries to evaluate, review and recommend estimates of our accrued workers' compensation and health insurance costs. The accrued costs studies performed by these qualified actuaries analyze historical claims data to develop a range of our potential ultimate costs using loss development, expected loss ratio and frequency/severity methods in accordance with Actuarial Standards of Practice. These methods are applied to classes of the claims data organized by policy year and risk class.
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
We review and evaluate these judgments and the associated recommendations in concluding the adequacy of accrued costs. Our quarterly reserving process involves the collaboration of our qualified actuaries and our actuarial and finance departments to approve a single point best estimate. In selecting this best estimate, management considers the actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume, severity and complexity of claims, social and judicial trends, medical treatment trends, the extent of our historical loss data versus industry information, rates of participant turnover, the impact of MCT and seasonal trends, the impact of setting prices in advance of benefit periods, and the impact of unanticipated events like the COVID-19 pandemic. Where adjustments are necessary these are recorded in the period in which the adjustments are identified.
These accrued costs may vary in subsequent quarters from the amount estimated. Certain assumptions used in estimating these accrued costs are highly judgmental. Our accrued costs, results of operations and financial condition can be materially impacted if actual experience differs from the assumptions used in establishing these accrued costs.
Accrued Workers' Compensation Costs
Under our policies, we are responsible for reimbursing the insurance carriers for workers' compensation losses up to $1 million per claim occurrence (Deductible Layer). As workers' compensation costs for a particular period are not known for many years after the losses have occurred, these costs represent our best estimate of unpaid claim losses and loss adjustment expenses within the deductible layer in accordance with our insurance policies. We use actuaries to evaluate, review and recommend accrued workers' compensation costs on a quarterly basis. The data is segmented by class and state and analyzed by policy year, and states where we have small exposure are aggregated into a single grouping.

TRINET	53	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($32)
-2.5%	($18)
+2.5%	$20
+5.0%	$39
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our WSEs, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 84% of our group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
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
Medical cost trend rates are a significant factor we use in developing our accrued health insurance costs. Medical cost trends are developed through an analysis of claims incurred in prior months, provider pricing and indicators of health care utilization, including pharmacy utilization trends, and outpatient and inpatient utilization. Many factors may cause medical cost trend to vary from our estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume, severity and complexity of claims, social and judicial trends, medical treatment trends, the extent of our historical loss data versus industry information, rates of participant turnover, the impact of MCT and seasonal trends, the impact of setting prices in advance of benefit periods, new treatment options, and the impact of unanticipated events like the COVID-19 pandemic.

TRINET	54	2022 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

The following table illustrates the sensitivity of changes in the medical cost trend on our year end estimate of insurance costs (in millions of dollars):

Change in medical cost trend	Change in insurance costs
+3.0%	$20
+2.0%	$14
+1.0%	$7
-1.0%	$(7)
-2.0%	$(14)
-3.0%	$(20)
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
The following table illustrates the sensitivity of changes in completion factors on our year end estimate of insurance costs (in millions of dollars):

Change in completion factors	Change in insurance costs
-0.75%	$18
-0.50%	$12
-0.25%	$6
+0.25%	$(6)
+0.50%	$(12)
+0.75%	$(18)
Business Combinations
Under the acquisition method of accounting we generally recognize the identifiable assets acquired and the liabilities assumed in an acquiree at their estimated fair values as of the date of acquisition. We measure goodwill as the excess of the fair value of consideration transferred over the net of the estimated fair values of the identifiable assets acquired and liabilities assumed. Refer to Note 16 in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K .
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

TRINET	55	2022 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at December 31, 2022 and 2021.

TRINET	56	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

TRINET	57	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accrued Workers’ Compensation and Health Insurance Costs - Refer to Note 1 and Note 6 to the financial statements
Critical Audit Matter Description
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

TRINET	58	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The accrued workers’ compensation costs include estimates for reported and incurred but not reported losses, accrued costs on reported claims, and expenses associated with processing and settling the claims. The estimates are based on the Company’s historical and industry loss experience, exposure data, an estimate of future cost trends, expected loss ratios, and loss development factors. Accrued workers' compensation costs, net, as of December 31, 2022, were $182 million.
The accrued health insurance costs include estimates for reported losses and estimates for claims incurred but not paid. The estimates are based on the Company’s historical claim payment patterns and medical cost trends, current period claim costs and claim reporting patterns, and plan enrollment. Accrued health insurance costs, net, as of December 31, 2022, were $174 million.
Both the accrued workers’ compensation and health insurance costs are established using actuarial methods followed in the insurance industry and the Company uses qualified actuaries to develop these estimates.
Given the subjectivity of estimating the value of the accrued workers’ compensation and health insurance costs, performing audit procedures to evaluate whether accrued workers’ compensation and health insurance costs recorded for the year ended December 31, 2022 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 15, 2023

We have served as the Company's auditor since 2016.

TRINET	59	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 15, 2023

TRINET	60	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions except per share data)	2022	2021	2020
Professional service revenues	$754	$639	$544
Insurance service revenues	4,131	3,901	3,490
Total revenues	4,885	4,540	4,034
Insurance costs	3,463	3,339	2,979
Cost of providing services	303	264	262
Sales and marketing	242	202	186
General and administrative	241	176	152
Systems development and programming	73	50	40
Depreciation and amortization of intangible assets	64	54	47
Total costs and operating expenses	4,386	4,085	3,666
Operating income	499	455	368
Other income (expense):
Interest expense, bank fees and other	(39)	(20)	(21)
Interest income	22	6	10
Income before provision for income taxes	482	441	357
Income taxes	127	103	85
Net income	$355	$338	$272
Other comprehensive (loss) income, net of income taxes	(4)	(5)	4
Comprehensive income	$351	$333	$276

Net income per share:
Basic	$5.66	$5.13	$4.03
Diluted	$5.61	$5.07	$3.99
Weighted average shares:
Basic	63	66	67
Diluted	64	67	68
See accompanying notes.

TRINET	61	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$354	$612
Investments	76	135
Restricted cash, cash equivalents and investments	1,263	1,195
Accounts receivable, net	19	15
Unbilled revenue, net	375	324
Prepaid expenses, net	71	67
Other payroll assets	122	50
Other current assets	46	41
Total current assets	2,326	2,439
Restricted cash, cash equivalents and investments, noncurrent	153	166
Investments, noncurrent	151	168
Property and equipment, net	24	24
Operating lease right-of-use asset	31	42
Goodwill	462	294
Software and other intangible assets, net	163	61
Other assets	133	115
Total assets	$3,443	$3,309
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$98	$86
Client deposits and other client liabilities	106	97
Accrued wages	437	369
Accrued health insurance costs, net	174	174
Accrued workers' compensation costs, net	54	55
Payroll tax liabilities and other payroll withholdings	1,087	929
Operating lease liabilities	15	11
Insurance premiums and other payables	17	18
Total current liabilities	1,988	1,739
Long-term debt, noncurrent	496	495
Accrued workers' compensation costs, noncurrent, net	128	135
Deferred taxes	8	11
Operating lease liabilities, noncurrent	41	41
Other non-current liabilities	7	7
Total liabilities	2,668	2,428
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021)
Common stock and additional paid-in capital	899	808
($0.000025 par value per share; 750,000,000 shares authorized; 60,555,661 and 65,968,224 shares issued and outstanding at December 31, 2022 and 2021, respectively)
Retained earnings (Accumulated deficit)	(119)	74
Accumulated other comprehensive loss	(5)	(1)
Total stockholders' equity	775	881
Total liabilities & stockholders' equity	$3,443	$3,309
See accompanying notes.

TRINET	62	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in millions)	2022	2021	2020
Total Stockholders' Equity, beginning balance	$881	$607	$475
Common Stock and Additional Paid-In Capital:
Beginning balance	808	747	694
Issuance of common stock from exercise of stock options	1	1	—
Issuance of common stock for employee stock purchase plan	10	10	9
Issuance of common stock for the acquisition of Zenefits	17	—	—
Repurchase of common stock	1	—	—
Stock based compensation expense	62	50	44
Ending balance	899	808	747

Retained Earnings (Accumulated Deficit):
Beginning balance	74	(144)	(219)
Net income	355	338	272
Cumulative effect of accounting change	—	—	(1)
Repurchase of common stock	(524)	(94)	(178)
Awards effectively repurchased for required employee withholding taxes	(24)	(26)	(18)
Ending balance	(119)	74	(144)

Accumulated Other Comprehensive (Loss) Income:
Beginning balance	(1)	4	—
Other comprehensive (loss) income	(4)	(5)	4
Ending balance	(5)	(1)	4

Total Stockholders' Equity, ending balance	$775	$881	$607

See accompanying notes.

TRINET	63	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating activities
Net income	$355	$338	272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	82	67
Stock based compensation	62	50	43
Amortization of ROU asset, lease modification, impairment, and abandonment	25	12	15
Accretion of discount rate on lease liabilities	2	2	2
Provision for doubtful accounts	2	—	—
Amortization of (premium) discount on investments	1	3	1
Deferred income taxes	(22)	(9)	(42)
Losses from disposition of assets	6	—	—
Losses and impairment on investments	18	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	3	(7)
Unbilled revenue, net	(51)	(78)	39
Prepaid expenses, net	(2)	(5)	(12)
Other payroll assets	(72)	10	(17)
Accounts payable and other current liabilities	(13)	33	19
Client deposits and other client liabilities	9	(37)	87
Accrued wages	65	60	(82)
Accrued health insurance costs, net	—	2	5
Accrued workers' compensation costs, net	(8)	(7)	(9)
Payroll taxes payable and other payroll withholdings	158	(166)	194
Operating lease liabilities	(17)	(13)	(19)
Other assets	(55)	(60)	(21)
Other liabilities	(2)	(2)	11
Net cash provided by operating activities	562	218	546
Investing activities
Purchases of marketable securities	(410)	(444)	(327)
Proceeds from sale and maturity of marketable securities	469	349	224
Acquisitions of property and equipment	(56)	(40)	(36)
Acquisitions of subsidiaries, net of cash acquired	(229)	—	(12)
Net cash used in investing activities	(226)	(135)	(151)
Financing activities
Repurchase of common stock	(523)	(94)	(178)
Proceeds from issuance of common stock	11	11	10
Awards effectively repurchased for required employee withholding taxes	(24)	(26)	(18)
Proceeds from issuance of 2029 Notes	—	500	—
Repayment of borrowings	—	(370)	(22)
Payment of long-term financing costs	—	(9)	—
Draw down from revolving credit facility	—	—	234
Repayment of borrowings under revolving credit facility	—	—	(234)
Net cash provided by (used in) financing activities	(536)	12	(208)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	—
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	(201)	95	187
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,738	1,643	1,456
End of period	$1,537	$1,738	$1,643

Supplemental disclosures of cash flow information
Interest paid	$18	$12	16
Income taxes paid, net	128	129	123
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$6	$3	2
Acquisitions of subsidiaries paid in stock	$17	$—	—
See accompanying notes.

TRINET	64	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us) provides comprehensive HCM solutions for small and medium-size businesses under both a co-employment model and an administrative services only model. These HCM solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through the co-employment relationship, we are the employer of record for certain employment-related administrative and regulatory purposes for the worksite employees (WSEs), including:
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
With our acquisition of Zenefits, we now also provide cloud-based HCM services to small and medium-size businesses that allows them to manage hiring, onboarding and managing employee information, payroll processing and payroll tax administration, health insurance, and other benefits, from a single cloud-based software platform. We are not the co-employer or employer of record for such users.
With our acquisition of Clarus R+D, we also provide a cloud-based software platform for R&D tax credit qualification and application process services to SMBs.
Basis of Presentation
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. Specifically, the Company has reclassified developed software with a net carrying amount of $65 million and $55 million as of December 31, 2022 and 2021, respectively, to Software and other intangible assets, net from Property and equipment, net.
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

TRINET	65	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
•Workers’ compensation services, and
•A right to receive future services at a discount through a Recovery Credit.
Payroll and payroll tax processing performance obligations include services to process payroll and payroll tax-related transactions on behalf of our PEO and HRIS clients. Revenues associated with this performance obligation are reported as professional service revenues and recognized using an output method in which the promised services are transferred when a client's payroll is processed by us and WSEs and users are paid. Professional service revenues are stated net of the gross payroll and payroll tax amounts funded by our clients. Although we assume the responsibilities to process and remit the payroll and payroll related obligations, we do not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, we are the agent in this arrangement for revenue recognition purposes Receivables for expected payroll tax refunds are classified in other payroll assets.
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
In April 2020, we created Recovery Credit to assist in the economic recovery of our existing SMB clients and enhance our ability to retain these clients. Under this one-time program eligible clients received reductions against fees for future services, accounted for as a discount, over the following 12 months. This option to renew future services at a discount represents a material right and is accounted for as a performance obligation (Recovery Credit). This performance obligation was satisfied when the clients successfully renewed the services contracts and the future services are transferred.
The consideration we receive that is allocated to this performance obligation was deferred as an unsatisfied performance obligation and is included in client deposits and other client liabilities on the balance sheet. The amount of consideration we defer each period was dependent on the timing of when eligible clients received Recovery Credits. A total amount of $145 million of credits were issued to clients.
In 2021, we accrued $42 million under our Recovery Credits, payable within 12 months to eligible clients, related to the expected performance of our health insurance costs for the year.
In 2022, we announced a 2022 Credits to benefit our eligible clients, resulting in a $75 million reduction in insurance service revenues. These credits are based on the performance of our insurance costs are recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. The change in balance for the liability for credits given back to clients in the form of the past and current Recovery Credits is the following:

TRINET	66	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

(in millions)	2022	2021
Balance at beginning of period	$48	$92
(+) Accruals	75	42
(-) Distributions to clients	(48)	(86)
Balance at end of period	$75	$48
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
Client Deposits and Other Client Liabilities
Client deposits and other client liabilities represents our contractual commitments and payables to clients, including indemnity guarantee payments received from clients, amounts prefunded by clients for their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment, as well as service fee consideration received for unsatisfied performance obligations.
Variable Consideration and Pricing Allocation
In addition to our Recovery Credits noted above, we may offer credits to our clients considered to be variable consideration. Incentive credits related to contract renewals are recorded as a reduction to revenue as part of the transaction price at contract inception and are allocated among the performance obligations based on their relative standalone selling prices.
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
The fees for access to health benefits and workers' compensation insurance performance obligations is determined during the new client on-boarding and enrollment processes based on the types of benefits coverage the WSEs have elected and the applicable risk profile of the client. We estimate our service fees based on actuarial forecasts of our expected insurance premiums and loss sensitive premium costs and amounts to cover our costs to administer these programs.
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
Unbilled Revenue
For our PEO clients, we recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of December 31, 2022 and 2021, advance collections included in unbilled revenue were $9 million and $8 million, respectively.

TRINET	67	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new clients onboarded as we expect to recover these costs through future service fees. Such assets are amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, any incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both the initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. The below table summarizes the amounts capitalized and amortized during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in millions)	2022	2021	2020
Deferred commission expense:
Capitalized	$32	$28	$29
Amortized	31	25	19
Certain commission plans pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We do not have material contract liabilities as of December 31, 2022 and 2021.
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

TRINET	68	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2022, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
Accrued health insurance costs are established to provide for the estimated unpaid costs of reimbursing the carriers for paying claims within the deductible layer in accordance with risk-based health insurance policies. These accrued costs include estimates for reported losses, plus estimates for claims incurred but not paid. We assess accrued health insurance costs regularly based upon actuarial studies that include other relevant factors such as current and historical claims payment patterns, plan enrollment and medical trend rates.
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of December 31, 2022 and 2021, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $57 million and $54 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2022 and 2021, accrued health insurance costs offsetting prepaid expenses were $73 million and $79 million, respectively.

TRINET	69	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding term debts that are collateralized by certain corporate assets. As of December 31, 2022 and 2021, the weighted-average rate used in discounting the lease liability was 3.9%.
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
Unrealized gains and losses are reported as a component of accumulated other comprehensive income, net of deferred income taxes. The amortized cost of debt investments is adjusted for amortization of premiums and accretion of discounts from the date of purchase to the earliest call date for premiums or the maturity date for discounts. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method to determine realized gains and losses on the sale of available-for-sale securities. Realized gains and losses are included in interest expense, bank fees, and other in the accompanying consolidated statements of income and comprehensive income.
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

TRINET	70	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive (loss) income includes those gains and losses included in comprehensive income, but excluded from net income, in accordance with GAAP. Other comprehensive (loss) income is primarily comprised of net unrealized gains or losses arising on available-for-sale investments, net of deferred taxes.
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
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was immaterial at December 31, 2022 and 2021.
Property and Equipment
We record property and equipment at historical cost and compute depreciation using the straight-line method over the estimated useful lives of the assets or the lease terms, generally five years to seven years for office equipment, furniture and fixtures, and the shorter of the asset life or the remaining lease term for leasehold improvements. We expense the cost of maintenance and repairs as incurred and capitalize leasehold improvements.
We periodically assess the likelihood of unsuccessful completion of projects in progress, as well as monitor events or changes in circumstances, which might suggest that impairment has occurred, and recoverability should be evaluated. An impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds the future net cash flows expected to be generated by the asset.

TRINET	71	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if the carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. An impairment charge is recognized for the amount by which the carrying amount of the assets exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs.
Goodwill, Software and Other Intangible Assets
Our goodwill and identifiable intangible assets with indefinite useful lives are not amortized but are tested for impairment on an annual basis or when an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. All goodwill is associated with one reporting unit within our one reportable segment.
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2022, 2021 and 2020.
Intangible assets and software with finite useful lives are amortized over their respective estimated useful lives ranging from one year to ten years using either the straight-line method or an accelerated method. Intangible assets acquired in business combinations are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of our reviews, we recognized a $7 million impairment charge for a customer relationship intangible asset for the year ended December 31, 2021. There were no impairment charges recognized for the years ended December 31, 2022 and 2020.
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
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $29 million, $21 million, and $19 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock Based Compensation
Our stock-based awards to employees include time based and performance based restricted stock units and restricted stock awards, stock options and an employee stock purchase plan. Compensation expense associated with restricted stock units and restricted stock awards is based on the fair value of common stock on the date of grant. Compensation expense associated with stock options and employee stock purchase plan are based on the estimated grant date fair value method using the Black-Scholes option pricing model. Expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest, with adjustments to expense recognized in the period in which forfeitures occur.
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

TRINET	72	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
No client accounted for more than 10% of total revenues in the years ended December 31, 2022, 2021 and 2020. Bad debt expense, net of recoveries was $2 million for the year ended December 31, 2022 and was immaterial for the years ended December 31, 2021 and 2020.
Recent Accounting Pronouncements
Recently adopted accounting guidance

TRINET	73	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Recognizing and Measuring Contract Assets and Contract Liabilities From Contracts With Customers Acquired in a Business Combination – We early adopted ASU 2021-08 – Business Combinations (Topic 805) effective January 1, 2022. ASU 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that we recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. The adoption of ASU 2021-08 did not have a material effect on our financial statements.
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
Our total cash, cash equivalents and investments are summarized below:

	December 31, 2022			December 31, 2021
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$354	$—	$354	$612	$—	$612
Investments	—	76	76	—	135	135
Restricted cash, cash equivalents and investments
Payroll funds collected	1,062	—	1,062	1,012	—	1,012
Collateral for health benefits claims	29	110	139	25	98	123
Collateral for workers' compensation claims	58	—	58	58	—	58
Other security deposits	4	—	4	2	—	2
Total restricted cash, cash equivalents and investments	1,153	110	1,263	1,097	98	1,195
Investments, noncurrent	—	151	151	—	168	168
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	27	123	150	29	137	166
Other security deposits	3	—	3	—	—	—
Total	$1,537	$460	$1,997	$1,738	$538	$2,276

TRINET	74	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS

The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2022 and December 31, 2021 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2022
Cash equivalents:
Money market mutual funds	Level 1	$314	$—	$—	$314	$225	$—	$89
U.S. treasuries	Level 2	18	—	—	18	18	—	—
Total cash equivalents		332	—	—	332	243	—	89
AFS Investments:
Asset-backed securities	Level 2	42	—	(2)	40	—	40	—
Corporate bonds	Level 2	140	—	(1)	139	—	112	27
Agency securities	Level 2	33	—	(1)	32	—	5	27
U.S. treasuries	Level 2	229	—	—	229	—	62	167
Certificate of deposit	Level 2	12	—	—	12	—	—	12
Other debt securities	Level 2	8	—	—	8	—	7	1
Total AFS Investments		$464	$—	$(4)	$460	$—	$226	$234

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2021
Cash equivalents:
Money market mutual funds	Level 1	$97	$—	$—	$97	$4	$—	$93
U.S. treasuries	Level 2	22	—	—	22	21	—	1
Total cash equivalents		119	—	—	119	25	—	94
AFS Investments:
Asset-backed securities	Level 2	49	—	—	49	—	49	—
Corporate bonds	Level 2	167	1	(1)	167	—	137	30
Agency securities	Level 2	17	—	—	17	—	2	15
U.S. treasuries	Level 2	285	1	(1)	285	—	106	179
Certificate of deposit	Level 2	11	—	—	11	—	—	11
Other debt securities	Level 2	9	—	—	9	—	9	—
Total AFS Investments		$538	$2	$(2)	$538	$—	$303	$235
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

TRINET	75	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.

We did not have any Level 3 financial instruments recognized in our balance sheets as of December 31, 2022 and December 31, 2021. There were no transfers between levels as of December 31, 2022 and December 31, 2021.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	December 31, 2022
One year or less	$130
Over one year through five years	293
Over five years through ten years	12
Over ten years	25
Total fair value	$460
The gross proceeds from sales and maturities of AFS securities for the years ended December 31, 2022, 2021, and 2020 are presented below. We had immaterial gross realized gains and losses from sales of investments for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(in millions)	2022	2021	2020
Gross realized losses	$(18)	$—	$—
Gross proceeds from sales	227	162	93
Gross proceeds from maturities	253	187	131
Total	$462	$349	$224
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

As of December 31, 2022, management recorded an impairment loss of $7 million on fixed income securities due to the probability that management could sell these securities before they recover in value. None of this impairment was credit-related. After this recognized impairment, gross unrealized losses related to AFS investments in an unrealized loss position were $4 million. Gross unrealized losses were immaterial at December 31, 2021.

Fair Value of Long-Term Debt
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of December 31, 2022, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $413 million.
Our 2018 Term Loan was floating rate debt prior to being repaid and terminated in 2021.

TRINET	76	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(in millions)	December 31, 2022	December 31, 2021
Office equipment, including data processing equipment	36	31
Leasehold improvements	21	25
Furniture, fixtures, and equipment	16	17
Projects in progress	4	1
Total	77	74
Less: Accumulated depreciation	(50)	(50)
Less: Impairments (1)	(3)	—
Property and equipment, net	$24	$24
(1)    Amount includes impairment of leasehold improvements in leased office space that we have exited. Refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Depreciation of property and equipment was $10 million, $9 million, and $9 million for years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 5. GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS, NET
Changes in goodwill for the years ended December 31, 2022 and 2021 are as follows:

(in millions)	Amount
Balance at December 31, 2020	$294
Additions	—
Balance at December 31, 2021	$294
Additions	168
Balance at December 31, 2022	$462
The following summarizes software and other intangible assets:

		December 31, 2022			December 31, 2021
(in millions)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangibles:
Software	3 years	278	(213)	65	236	(181)	55
Customer relationships	9 years	135	(93)	42	98	(92)	6
Developed technology	7 years	65	(9)	56	—	—	—
Total		$478	$(315)	$163	$334	$(273)	$61
Amortization of intangible assets during the years ended December 31, 2022, 2021 and 2020 was $54 million, $50 million and $38 million respectively. We evaluate the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the estimated remaining useful life. During the year ended December 31, 2021, we recognized a $7 million impairment of a customer relationship intangible due to higher than expected attrition.

TRINET	77	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes our capitalized internally developed software costs and related depreciation expense.

	Year Ended December 31,
(in millions)	2022	2021	2020
Capitalized internally developed software costs	48	33	36
Depreciation expense for capitalized internally developed software costs	35	33	31
Expense related to intangibles amortization in future periods as of December 31, 2022 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2023	$53
2024	40
2025	28
2026	18
2027	17
2028 and thereafter	7
Total	$163
NOTE 6. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in millions)	2022	2021	2020
Total accrued costs, beginning of year	$198	$205	$214
Incurred
Current year	68	66	64
Prior years	(32)	(23)	(20)
Total incurred	36	43	44
Paid
Current year	(10)	(10)	(8)
Prior years	(35)	(40)	(45)
Total paid	(45)	(50)	(53)
Total accrued costs, end of year	$189	$198	$205
The following tables summarize workers' compensation liabilities on the consolidated balance sheets:

(in millions)	December 31, 2022	December 31, 2021
Total accrued costs, end of year	$189	$198
Collateral paid to carriers and offset against accrued costs	(7)	(8)
Total accrued costs, net of carrier collateral offset	$182	$190

Payable in less than 1 year (net of collateral paid to carriers of $2 and $2 as of December 31, 2022 and 2021, respectively)	$54	55
Payable in more than 1 year (net of collateral paid to carriers of $5 and $6 as of December 31, 2022 and 2021, respectively)	128	135
Total accrued costs, net of carrier collateral offset	$182	$190

TRINET	78	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the years ended December 31, 2022, 2021 and 2020, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of December 31, 2022 and 2021, we had $43 million of collateral held by insurance carriers of which $7 million and $8 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 7. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 7 years, one of which includes an option to extend for up to 5 years. As of December 31, 2022, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
We recognized operating lease expense of $15 million, $13 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, we recognized $20 million of lease impairment due to the closing of several offices.
As of December 31, 2022 and 2021, the weighted average remaining lease term on our operating leases was 4.4 years and 5.2 years, respectively. Future minimum lease payments as of December 31, 2022 were as follows:

(in millions)	December 31, 2022
2023	$17
2024	15
2025	12
2026	7
2027	6
2028 and thereafter	5
Total future minimum lease payments	$62
Less: imputed interest	(6)
Total operating lease liabilities	$56
Current portion	15
Non-current portion	41
NOTE 8. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT BORROWINGS
As of December 31, 2022 and 2021, long-term debt consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Principal amount	500	500
Deferred issuance costs	(4)	(5)
Less: current portion	—	—
Long-term debt, noncurrent	$496	$495

Annual contractual interest rate	3.50%	3.50%
Effective interest rate	3.67%	3.67%
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

TRINET	79	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
In February 2021, concurrently with the closing of the 2029 Notes offering, we entered into a new $500 million revolving facility (our 2021 Revolver) under a new credit agreement (our 2021 Credit Agreement) and our 2018 Credit Agreement was terminated. Letters of credit issued pursuant to the revolving facility reduce the amount available for borrowing under the 2021 Revolver. As of December 31, 2022, we had remaining capacity of $495 million under our 2022 Revolver.
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement at December 31, 2022.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Contingencies
On September 29, 2020, a class action was filed in the United States District Court for the Middle District of Florida against the directors of certain TriNet subsidiaries and other TriNet employees on behalf of a putative class of participants in two retirement plans available to TriNet’s eligible worksite employees, the TriNet 401(k) Plan and the TriNet Select 401(k) Plan. The complaint is similar to claims recently brought against a number of employers including PEOs and generally alleges that the defendants violated certain fiduciary obligations to Plan participants under the Employee Retirement Income Security Act of 1974 with respect to overseeing plan investment and recordkeeping fees. On October 21, 2022, the court issued an order declining to certify a class with respect to claims against the TriNet 401(k) Plan, but certified a class with respect to claims against the TriNet Select 401(k) Plan. The parties have filed cross summary judgment motions, and at this time, we are unable to reasonably estimate any possible loss, or range of loss, with respect to this matter. We believe the claims are without merit.

TRINET	80	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
NOTE 10. STOCK BASED COMPENSATION
Equity Based Incentive Plans
Our 2019 Equity Incentive Plan (the 2019 Plan), approved in May 2019, provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. There were approximately 1 million shares available for grant under the 2019 Plan as of December 31, 2022.
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
The following table summarizes stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2021	306,867	$16.22	2.2	$24
Exercised	(116,592)	9.30		8
Balance at December 31, 2022 (1)	190,275	$20.50	1.5	$9
(1)    All options are vested and exercisable.

	Year Ended December 31,
Additional Disclosures for Stock Options (in millions)	2022	2021	2020
Total fair value of options vested	$—	$—	$—
Total intrinsic value of options exercised	8	6	4
Cash received from options exercised	1	1	1

TRINET	81	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-based RSUs and RSAs generally vest over a four-year term. Performance-based RSUs and RSAs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2022, 2021 and 2020 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. The performance-based awards granted in 2019 were previously cancelled. RSUs and RSAs are generally forfeited if the participant terminates service prior to vesting.
The following tables summarize RSU and RSA activity for the year ended December 31, 2022:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of RSAs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	1,008,927	5,744	1,014,671	$68.74
Granted	979,102	—	979,102	86.41
Vested	(589,625)	(5,744)	(595,369)	70.71
Forfeited	(199,843)	—	(199,843)	77.03
Nonvested at December 31, 2022	1,198,561	—	1,198,561	$80.75

	Year Ended December 31,
Additional Disclosures for equity-based plans	2022	2021	2020
Total grant date fair value of shares granted (in millions)	$85	$47	$50
Total grant date fair value of shares vested (in millions)	$42	$34	$31
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	204,191	207,603	230,569
Performance-based RSUs

	Total Number of RSUs	Total Number Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	255,224	255,224	$67.16
Granted	245,808	245,808	84.88
Vested	(252,236)	(252,236)	65.78
Forfeited	(46,210)	(46,210)	82.78
Nonvested at December 31, 2022	202,586	202,586	$86.82

	Year Ended December 31,
Additional Disclosures for equity-based plans	2022	2021	2020
Total grant date fair value of shares granted (in millions) (1)	$20	$16	$10
Total grant date fair value of shares vested (in millions)	$17	$8	$5
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	119,901	77,787	48,787
(1)    Amount includes fair value of finalized additional grant related to the most recently ended performance period.

TRINET	82	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Employee Stock Purchase Plan
Our 2014 Employee Stock Purchase Plan (ESPP) offers eligible employees an option to purchase shares of our common stock through payroll deductions. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. The plan is considered to be a compensatory plan. As of December 31, 2022, approximately 5 million shares were reserved for future issuances under the ESPP.
In applying the Black Scholes option valuation model for the ESPP options, we use the following assumptions:

	Year Ended December 31,
(in millions)	2022	2021	2020
Expected Term (in Years)	0.5	0.5	0.5
Expected Volatility	21-39%	21-35%	40-83%
Risk-Free Interest Rate	0.7-4.5%	0.4-0.7%	0.2-1.6%
Expected Dividend Yield	0%	0%	0%
Shares Issued under ESPP	158,134	136,861	236,887
Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Cost of providing services	$13	$12	$9
Sales and marketing	7	6	6
General and administrative	38	29	26
Systems development and programming costs	4	3	2
Total stock based compensation expense	$62	$50	$43
Total stock based compensation capitalized	$1	$1	$1
Income tax benefit related to stock based compensation expense	$13	$10	$9
Tax benefit realized from stock options exercised and similar awards	$14	$16	$14
The table below summarizes unrecognized compensation expense for the year ended December 31, 2022 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested time based RSUs and RSAs	$89	2.62
Nonvested performance based RSUs and RSAs	17	1.60
NOTE 11. STOCKHOLDERS' EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the year ended December 31, 2022, 2021, and 2020:

TRINET	83	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

	Year Ended December 31,
	2022	2021	2020
Shares issued and outstanding, beginning balance	65,968,224	66,456,663	69,065,491
Issuance of common stock from vested restricted stock units	841,861	748,881	659,689
Issuance of common stock from exercise of stock options	116,592	73,118	81,026
Issuance of common stock for employee stock purchase plan	158,134	136,861	236,887
Issuance of common stock for the acquisition of Zenefits	193,221	—	—
Repurchase of common stock	(6,398,279)	(1,161,909)	(3,307,074)
Awards effectively repurchased for required employee withholding taxes	(324,092)	(285,390)	(279,356)
Shares issued and outstanding, ending balance	60,555,661	65,968,224	66,456,663
Stock Repurchases
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. In February 2022 and November 2022, our board of directors authorized a further $300 million and $200 million, respectively, incremental increase to this stock repurchase program. In February 2023, our board of directors authorized a further $300 million incremental increase to this stock repurchase program. This repurchase authorization has no expiration.
On March 17, 2022, we completed a tender offer through which we repurchased 3,653,690 shares of common stock at a price of $86.50 per share, for total consideration of approximately $319 million, which includes costs directly attributable to the purchase. On December 6, 2022. we completed a second tender offer and purchased 1,515,258 shares of common stock at a price of $72.00 per share, for total consideration of approximately $111 million, which includes costs directly attributable to the purchase.
We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity.
The following table summarizes the share repurchases under this program for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Total cost (in millions)	$519	$94	$178
Total shares	6,398,279	1,161,909	3,307,074
Average price per share	$81.07	$81.13	$53.85
As of December 31, 2022, $245 million remains available for repurchase under all authorizations approved by the board of directors.

TRINET	84	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 12. INCOME TAXES
Provision for Income Taxes
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax year 2016 and subsequent years. The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current:
Federal	$112	$86	$96
State	36	28	30
Foreign	—	1	1
Total Current	148	115	127
Deferred:
Federal	(17)	(7)	(33)
State	(6)	(3)	(9)
Foreign	2	(2)	—
Total Deferred	(21)	(12)	(42)
Total	$127	$103	$85
The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2022			2021			2020
(in millions, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$482			$441			$357
U.S. federal statutory tax rate		$101	21%		$93	21%		$75	21%
State income taxes, net of federal benefit		34	7		32	7		25	7
Tax rate change		—	—		(1)	—		—	—
Nondeductible meals, entertainment and penalties		3	1		2	—		—	—
Stock based compensation		3	1		(2)	—		(2)	—
Uncertain tax positions		—	—		(1)	—		1	—
Tax credits		(8)	(2)		(7)	(2)		(6)	(2)
State and tax return to provision adjustments		(9)	(2)		(10)	(2)		(7)	(2)
Other		3	—		(3)	(1)		(1)	—
Total		$127	26%		$103	23%		$85	24%

Our effective income tax rate increased by 3% to 26% in 2022 from 23% in 2021. The increase was primarily attributable to increases in nondeductible expenses and charges to valuation allowances. In addition, there is a decrease in tax benefits related to stock-based compensation. The 2021 effective tax rate was also impacted by a one-time benefit associated with a favorable adjustment of our previously disputed receivable from the IRS.

The Inflation Reduction Act enacted on August 16, 2022 introduced new provisions including a corporate book minimum tax not applicable to us and an excise tax on net stock repurchases made after December 31, 2022. We continue to monitor developments and evaluate impacts, if any, of these provisions to our results of operations.

TRINET	85	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2022	2021
Deferred tax assets:
Net operating losses (federal and state)	$7	$3
Accrued expenses	17	20
Accrued workers' compensation costs	8	9
Recovery credit	20	13
Operating lease liabilities	14	13
Stock based compensation	3	3
Tax benefits relating to uncertain positions	1	1
Tax credits (federal, state and foreign)	7	6
Section 174 Capitalized R&D	13	—
Other	3	—
Total	93	68
Valuation allowance	(8)	(5)
Total deferred tax assets	85	63
Deferred tax liabilities:
Depreciation and amortization	(54)	(37)
Prepaid commission expenses	(24)	(24)
Operating lease right-of-use assets	(10)	(10)
Other	—	(1)
Total deferred tax liabilities	(88)	(72)
Net deferred tax liabilities	$(3)	$(9)

As a result of the Zenefits acquisition, we acquired $158 million of federal and state net operating losses and $11 million of federal, state and Canada tax credits. Subsequent to an IRC §382 analysis, the Company recognized $149 million and $9 million of valuation allowances against the net operating losses and tax credits respectively, primarily, through goodwill. These balances are not disclosed in the above table as they are deemed worthless attributes.

As of December 31, 2022, we have an acquired federal net operating loss of $2 million which can be carried forward indefinitely. In 2021 we have an immaterial amount. We have capital loss carryforwards of $3 million which will expire in 2027. As of December 31, 2022 and 2021, we have various state net operating loss carryforwards of $94 million and $45 million, respectively, most of which, if unused, will expire in years 2023 through 2042. As of December 31, 2022 and 2021, we have state tax credit carryforwards (net of federal benefit) of $5 million and $6 million, respectively, that will begin expiring in 2026. In addition, Canada tax credit carryforwards of $2 million will begin expiring in 2036.
The provision for income taxes for the year ended December 31, 2022 included $3 million of excess tax benefits resulting from equity incentive plan activities.

TRINET	86	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Valuation Allowance
We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, related to state tax credits, state net operating loss and capital loss carryforwards. A reconciliation of the beginning and ending amount of the valuation allowance is presented in the table below:

	Year Ended December 31,
(in millions)	2022	2021	2020
Valuation allowance at January 1	$5	$5	$5
Charged to net income	3	—	—
Valuation allowance at December 31	8	5	5
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) related to uncertain income tax provisions, which would affect the effective tax rate if recognized, is presented in the table below:

	Year Ended December 31,
(in millions)	2022	2021	2020
Unrecognized tax benefits at January 1	$7	$8	$7
Additions for tax positions of prior periods	—	—	1
Additions for tax positions of current period	2	1	1
Reductions for tax positions of prior period:
Settlements with taxing authorities	—	—	(1)
Lapse of applicable statute of limitations	(2)	(1)	—
Adjustments to tax positions	—	(1)	—
Unrecognized tax benefits at December 31	$7	$7	$8
As of December 31, 2022 and 2021, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties, is included in other non-current liabilities on the consolidated balance sheets.
It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.

TRINET	87	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 13. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net income	$355	$338	$272
Weighted average shares of common stock outstanding	63	66	67
Basic EPS	$5.66	$5.13	$4.03

Net income	$355	$338	$272
Weighted average shares of common stock outstanding	63	66	67
Dilutive effect of stock options and restricted stock units	1	1	1
Weighted average shares of common stock outstanding	64	67	68
Diluted EPS	$5.61	$5.07	$3.99

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	2	1	1
NOTE 14. 401(k) PLAN
The Company maintains a defined contribution 401(k) plan for the benefit of corporate employees. Under our 401(k) plan, eligible employees may elect to contribute based on their eligible compensation. The Company matches a portion of employee contributions, which amounted to $14 million, $15 million, and $12 million for the years ended December 31, 2022, 2021, and 2020, respectively.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.
NOTE 15. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically equity investment firm clients on which a board member serves in an executive role, an equity investment by those firms in a client/vendor company, or other clients/vendors on which our executive officer or board member serves as a member of the client/vendor company's board of directors. We have received $16 million, $14 million, and $22 million in total revenues from such related parties during the years ended December 31, 2022, 2021 and 2020, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $2 million, $2 million, and $1 million during the years ended December 31, 2022, 2021 and 2020, for services we received, respectively.

TRINET	88	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 16. ACQUISITIONS
Zenefits
On February 15, 2022, the Company acquired all of the outstanding equity of Zenefits, a leading cloud HR platform which provides innovative and intuitive HR, benefits, payroll and employee engagement software purpose-built for small and medium-size businesses. We believe the acquisition of Zenefits and its cloud-based HRIS software allows us to diversify our product and service offerings to all SMBs without using a co-employment model, and enables us to dynamically service SMBs throughout their lifecycle and expand the customers we serve.
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
The purchase price consisted of cash consideration paid of $192 million and 193,221 shares of TriNet common stock with a fair value of $17 million. In accordance with the merger agreement, certain holders of Zenefits stock received cash in lieu of stock. Holders of unvested Zenefits restricted stock will receive their pro-rata share of the consideration, payable in cash quarterly over 18 months, and is generally forfeited if the employee terminates service prior to vesting. This amount will be recorded as G&A expense over the 18-month service period. Acquisition-related costs are recorded as G&A expense for the year ended December 31, 2022 and were not material.

TRINET	89	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes the fair value of the net assets acquired and allocation of the purchase price:

(in millions)	Amount
Total purchase price	$209

Asset Acquired:
Cash	$4
Restricted cash	5
Accounts receivable, net	4
Intangible assets	96
Operating lease right-of-use asset	9
Deferred tax asset	2
Other assets	5
Total assets acquired	125

Liabilities Assumed
Accounts payable and other current liabilities	$9
Deferred revenue	13
Operating lease liabilities	15
Deferred taxes	18
Total liabilities assumed	55
Net assets acquired	$70

Goodwill at acquisition	$139
Measurement period adjustments	(3)
Goodwill at December 31, 2022	$136
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

TRINET	90	2022 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The Company recorded the acquisition using the acquisition method of accounting for business combinations in accordance with ASC 805 and recognized identifiable assets acquired and liabilities assumed at their fair value as of the date of acquisition. We measure goodwill as the excess of the cash and stock consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K and may change over the measurement period as the analysis of the assets acquired and liabilities assumed is finalized and additional information is received. The measurement period will end no later than one year from the acquisition date.
The total purchase price consisted of cash consideration paid of $48 million. Acquisition-related costs are recorded as G&A expense for the year ended December 31, 2022 and were not material. In connection with the acquisition, we issued an immaterial amount of RSUs to the Clarus R+D employees who are required to provide ongoing services to vest.
The following table summarizes the fair value of the net assets acquired and preliminary allocation of the purchase price:

(in millions)	Amount
Total purchase price	$48

Asset Acquired:
Cash	$3
Accounts receivable, net	3
Intangible assets	14
Total assets acquired	20

Liabilities Assumed
Accounts payable and other current liabilities	$1
Deferred taxes	3
Total liabilities assumed	4
Net assets acquired	$16

Goodwill at acquisition	$32
Goodwill at December 31, 2022	$32
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
The intangible assets acquired were as follows:

(in millions)	Amount	Estimated Useful Life
Acquired technology	$9	6 years
Customer relationships	5	3 - 5 years
Total intangible assets	$14

TRINET	91	2022 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 in ensuring that
i.information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and
ii.such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2022. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TRINET	92	2022 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9B. Other Information.
On February 13, 2023, in connection with the Board’s approval of an increase to the Company’s share repurchase program, we entered into an amendment (the “Amendment”) to the Stockholder Agreement dated as of December 21, 2016 by and between the Company and AGI-T, L.P. (together with its affiliates, “Atairos”) (the “Stockholder Agreement”). Pursuant to the Amendment, Atairos agreed, subject to certain exceptions, that it will not acquire any securities of the Company if, immediately after such acquisition, Atairos and its affiliates would beneficially own in the aggregate 39.9% or more of the Company’s outstanding common stock, which represents an increase from the 33% cap reflected in the Stockholder Agreement. In addition, the amendment eliminates Atairos’ ability to vote its shares in its sole discretion and instead obligates Atairos to vote any shares in excess of the 39.9% cap to be voted proportionately with the votes cast by all other stockholders.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

TRINET	93	2022 FORM 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS	Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

TRINET	94	2022 FORM 10-K

FINANCIAL STATEMENT SCHEDULES	Table of Contents

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
Item 16. Form 10-K Summary.
None.

TRINET	95	2022 FORM 10-K

EXHIBITS	Table of Contents
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014

3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017

3.3	Amended and Restated Bylaws of TriNet Group, Inc.	S-1/A	333-192465	3.4	3/4/2014

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36373	4.2	2/13/2020

4.3	Indenture, dated February 26, 2021, among the Company, the guarantors listed therein and U.S. Bank National Association, as trustee.	8-K	001-36373	4.1	2/26/2021

4.4	Form of 3.500% Senior Notes due 2029 (included in exhibit 4.3).	8-K	001-36373	4.2	2/26/2021

4.5	Credit Agreement dated as of February 26, 2021, among TriNet USA, Inc. as Holdings, the lenders from time-to-time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-36373	10.1	2/26/2021

10.1*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.2*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.3*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	4/30/2018

10.4*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/29/2019

10.5*	TriNet Group, Inc. Amended and Restated 2019 Equity Incentive Plan.	DEF-14A	001-36373	Appendix A	4/12/2022

10.6*	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of January 15, 2020.	10-Q	001-36373	10.4	4/28/2020

10.7*	Form of Restricted Stock Unit Grant Notice under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2021.	10-Q	001-36373	10.4	4/26/2021

TRINET	96	2022 FORM 10-K

EXHIBITS	Table of Contents

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.8*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2020.	10-Q	001-36373	10.5	4/26/2021

10.9*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.10*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.11*	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36373	10.1	10/25/2022

10.12*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.13	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.14*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.15*	Amended and Restated Employment Agreement, dated March 28, 2022, by between Samantha Wellington and TriNet USA, Inc.	8-K	001-36373	10.1	3/29/2022

10.16*	Second Amended and Restated Employment Agreement, dated July 25, 2020, between TriNet USA, Inc. and Olivier Kohler.	8-K	001-36373	10.2	11/19/2020

10.17*	Separation Agreement, dated March 28, 2022, between Olivier Kohler and TriNet USA, Inc.	8-K	001-36373	10.2	3/29/2022

10.18*	Employment Agreement dated August 13, 2020, between TriNet Group, Inc. and Kelly Lee Tuminelli.	10-Q	001-36373	10.1	10/26/2020

10.19*	Executive Employment Agreement, dated June 14, 2022, by and between Jay Venkat and TriNet USA, Inc.	8-K	001-36373	10.1	6/15/2022

10.20*	Amended and Restated Employment Agreement, dated November 15, 2022, by and between Alex Warren and TriNet USA, Inc.					X

10.21*	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

10.22	Amendment No. 1 to the Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 13, 2023					X

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

TRINET	97	2022 FORM 10-K

EXHIBITS	Table of Contents

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.SCHCAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.					X

101.CALDEF	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document.					X

101.DEFLAB	Inline XBRL Taxonomy Extension Definition Label Linkbase Document.					X

101.LABPRE	Inline XBRL Taxonomy Extension Label Presentation Linkbase Document.					X

101.PRE104	XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (embedded with the Inline XBRL document).					X

*	Constitutes a management contract or compensatory plan or arrangement.
**	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	98	2022 FORM 10-K

SIGNATURES	Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of 15th February, 2023.

TRINET GROUP, INC.

Date: February 15, 2023	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: February 15, 2023	By:	/s/ Kelly Tuminelli
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

TRINET	99	2022 FORM 10-K

SIGNATURES	Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Goldfield	Chief Executive Officer (principal executive officer)	February 15, 2023
Burton M. Goldfield

/s/ Kelly Tuminelli	Chief Financial Officer (principal financial officer and principal accounting officer)	February 15, 2023
Kelly Tuminelli

/s/ Michael J. Angelakis	Director	February 15, 2023
Michael J. Angelakis

/s/ Paul Chamberlain	Director	February 15, 2023
Paul Chamberlain

/s/ Ralph Clark	Director	February 15, 2023
Ralph Clark

/s/ Maria Contreras-Sweet	Director	February 15, 2023
Maria Contreras-Sweet

/s/ David C. Hodgson	Director	February 15, 2023
David C. Hodgson

/s/ Dr. Jacqueline Kosecoff	Director	February 15, 2023
Dr. Jacqueline Kosecoff

/s/ Wayne B. Lowell	Director	February 15, 2023
Wayne B. Lowell

/s/ Myrna Soto	Director	February 15, 2023
Myrna Soto

TRINET	100	2022 FORM 10-K