Form 10-Q
period 2023-03-31
TRINET GROUP, INC.
filed 2023-04-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 19, 2023 was 59,414,936.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2023

TRINET	2	2023 Q1 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

TRINET	3	2023 Q1 FORM 10-Q

GLOSSARY	Table of Contents

2021 Credits	Our announced 2021 credits, which provided eligible clients with discretionary credits, subject to certain predefined conditions.
2022 Credits	Includes both of our announced 2022 credits, each of which provides eligible clients with discretionary credits, subject to certain predefined conditions.
2021 Credit Agreement	Our credit agreement dated February 26, 2021
2021 Revolver	Our $500 million revolving line of credit included in our 2021 Credit Agreement
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clarus R+D	Clarus R+D Solutions, LLC
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet’s internal employees (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is not co-employed by a TriNet PEO (for example, employees of a TriNet Zenefits client)
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
R+D	Research and Development
Recovery Credit	Our 2020 Recovery Credit to provide eligible clients with one-time reductions against fees for future services
Recovery Credits	Collectively, our Recovery Credit, 2021 Credits, and 2022 Credits
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's

TRINET	4	2023 Q1 FORM 10-Q

GLOSSARY	Table of Contents

SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	A worksite employee who is co-employed by a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. (dba Zenefits) and its subsidiaries

TRINET	5	2023 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the impact of the Zenefits and Clarus R+D acquisitions on our business; our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; our expectations regarding medical utilization rates by our WSEs; the effect that our stock repurchase and tender offer programs will have on our business; our ability to leverage our scale and industry HR experience to deliver vertical focused offerings and the impact of such offerings; planned improvements to our technology platform and HRIS software; our ability to improve operating efficiencies; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, and EPLI risk; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients, and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; our belief that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023 (our 2022 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Form 10-K, and those appearing in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by worksite employees; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and service centers we rely upon; the impact of our Recovery Credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to protect against and remediate cyber-attacks, breaches, disclosures and other data-related incidents, whether intentional or inadvertent and whether attributable to us or our service providers; our ability to comply with evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; the impact of new and changing laws regarding remote work; our ability to comply with the licensing requirements that govern our HCM solutions; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operations and stock price due to factors outside of our control; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated

TRINET	6	2023 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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
Our Company is the sole owner of the trademark “TriNet” and other trademarks appearing in this report. Our Company does not intend to use or display trade names or trademarks owned by others in a manner that would imply any form of association with any of those companies.

TRINET	7	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the first quarter of 2023 reflect our continuing efforts to serve our clients through the current economic uncertainty and invest in our platform.
During the three months ended March 31, 2023 we:
•continued to focus on improving customer retention and sales performance,
•grew total revenues,
•continued to invest in expanding our sales organization to drive future growth,
•prepared for our new branding launch at the beginning of April, and
•utilized our scale and knowledge to assist our WSEs, PEO clients and HRIS clients during and following the liquidity challenges in regional banks ensuring that all of our SMB clients were able to successfully run payroll in the critical week following the Silicon Valley Bank failure.

TRINET	8	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the first quarter ended March 31, 2023, when compared to the same period of 2022, are noted below:
Q1 2023

	$1.2B		$169M		82%
	Total revenues		Operating income		Insurance cost ratio
	2%	increase	(17)%	decrease	2%	increase

	$131M		$2.17		$150M
	Net income		Diluted EPS		Adjusted Net income *
	(10)%	decrease	(2)%	decrease	(11)%	decrease

	327,107		328,299		231,347
	Average WSEs		Total WSEs		Average HRIS Users
	(5)%	decrease	(6)%	decrease	(9)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
We continued to achieve quarter-over-quarter revenue growth, reflecting our insurance and service fee rate increases and the addition of HRIS cloud services following the acquisitions of Zenefits in February 2022 and Clarus R+D in September 2022, partially offset by lower volume due to a decrease in Average WSEs.
During the first quarter of 2023, our Average WSEs decreased 5% and total WSEs decreased 6% compared to the same period in 2022, primarily as a result of large client attrition in 2022 and lower hiring in our installed base.
Increased medical services utilization in the first quarter of 2023, resulted in a higher insurance cost ratio compared to the same period in 2022 due to increased health benefits utilization and inflation in health costs.
Growth in our health insurance costs and growth in operating expenses including the expenses to support our HRIS product, partially offset by higher revenues and interest income, resulted in decreases in our net income of 10% and Adjusted Net income of 11%.

TRINET	9	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the first quarter ended March 31, 2023 when compared to the same period of 2022. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2022 Form 10-K.

	Three Months Ended March 31,
(in millions, except operating metrics data)	2023	2022	% Change
Income Statement Data:
Professional service revenues	$205	$194	6%
Insurance service revenues	1,041	1,024	2
Total revenues	1,246	1,218	2
Insurance costs	852	823	4
Operating expenses	225	191	18
Total costs and operating expenses	1,077	1,014	6
Operating income	169	204	(17)
Other income (expense):
Interest expense, bank fees and other	(7)	(5)	40
Interest income	18	1	1,700
Income before provision for income taxes	180	200	(10)
Income taxes	49	54	(9)
Net income	$131	$146	(10)%

Cash Flow Data:
Net cash provided by (used in) operating activities	(77)	214	(136)
Net cash used in investing activities	(23)	(213)	(89)
Net cash provided by (used in) financing activities	200	(353)	(157)

Non-GAAP measures (1):
Adjusted EBITDA	$223	242	(8)
Adjusted Net income	$150	168	(11)
Corporate Operating Cash Flows	169	193	(12)

Operating Metrics:
Insurance Cost Ratio	82%	80%	2%
Average WSEs	327,107	343,245	(5)%
Total WSEs	328,299	348,349	(6)%
Average HRIS Users (2)	231,347	253,766	(9)%
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    For the three months ended March 31, 2022, reflects HRIS Users from February 15, 2022, the date on which we acquired Zenefits, to the end of the period.

The following table summarizes our balance sheet data as of March 31, 2023 compared to December 31, 2022.

(in millions)	March 31, 2023	December 31, 2022	% Change
Balance Sheet Data:
Working capital	394	$338	17%
Total assets	3,736	3,443	9
Debt	791	496	59
Total stockholders’ equity	825	775	6

TRINET	10	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
• Enhances comparisons to the prior period and, accordingly, facilitates the development of future projections and earnings growth prospects.
• Provides a measure, among others, used in the determination of incentive compensation for management.
• We also sometimes refer to Adjusted EBITDA margin, which is the ratio of Adjusted EBITDA to total revenues.
Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock based compensation,
- amortization of intangible assets, net,
- non-cash interest expense,
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
• Enhances comparisons to prior period and, accordingly, used as a liquidity measure to manage liquidity between corporate and WSE related activities, and to help determine and plan our cash flow and capital strategies.

(1)    Non-GAAP effective tax rate is 25.6% and 25.5% for the first quarter of 2023 and 2022, respectively, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions and nonrecurring benefits or expenses from federal legislative changes.

TRINET	11	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$131	$146
Provision for income taxes	49	54
Stock based compensation	11	12
Interest expense, bank fees and other	7	6
Depreciation and amortization of intangible assets	18	14
Amortization of cloud computing arrangements	2	—
Transaction and integration costs	5	10
Adjusted EBITDA	$223	$242
Adjusted EBITDA Margin	17.9%	19.9%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$131	$146
Effective income tax rate adjustment	3	4
Stock based compensation	11	12
Amortization of other intangible assets, net	6	3
Transaction and integration costs	5	10
Income tax impact of pre-tax adjustments	(6)	(7)
Adjusted Net Income	$150	$168

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$(77)	$214
Less: Change in WSE related other current assets	(178)	(9)
Less: Change in WSE related liabilities	(68)	30
Net cash provided by (used in) operating activities - WSE	$(246)	$21
Net cash provided by operating activities - Corporate	$169	$193

TRINET	12	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Metrics
Worksite Employees (WSE)
Average WSE change is a volume measure we use to monitor the performance of our business. Average WSEs decreased 5% when comparing the first quarter of 2023 to the same period in 2022 as seasonal client attrition at the start of the year, primarily from our Technology and Professional Services verticals, outpaced new client additions. In addition, while employment in our installed client base rose during the first quarter of 2022, employment was slightly down in the first quarter of 2023.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs decreased 6% when compared to the same period in 2022, as net client attrition over the past year has outpaced new client additions and an overall increase in employment in our installed client base over the past year, which has declined given the current macroeconomic environment.
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
We continue to invest in efforts intended to enhance client experience and manage attrition, through product development as well as operational and process improvements. In addition to focusing on retaining and growing our WSE base, we continue to review acquisition opportunities that would add appropriately to expand our product offering and to provide scale.
HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the first quarter of 2023 was 231,347. Average HRIS Users from the date of our acquisition of Zenefits, February 15, 2022 to the end of the first quarter of 2022 was 253,766. The decrease in Average HRIS Users was primarily driven by client attrition outpacing new client additions. While the client attrition rate for the first quarter of 2023 was similar to the prior year, new client additions in the first quarter have not been as high as the prior year.
Insurance Cost Ratio (ICR)

TRINET	13	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Under our risk-based health insurance policies, we assume the risk of variability in future health claims costs for our enrollees. This variability typically results from changing trends in the volume, severity and ultimate cost of medical and pharmaceutical claims, due to changes to the components of medical cost trend, which we define as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, cost of providing treatment and timing of services provided to plan participants. These trends change, and other seasonal trends and variability may develop. As a result, it is difficult for us to predict our insurance costs with accuracy and a significant increase in these costs could have a material adverse effect on our business.

	Three Months Ended March 31,
(in millions)	2023	2022
Insurance costs	$852	$823
Insurance service revenues	1,041	1,024
Insurance Cost Ratio	82%	80%

ICR increased for the first quarter of 2023 as insurance costs grew at a higher rate than ISR. Insurance costs increased due to higher medical services utilization compared to last year and we have seen early evidence of inflation in health costs. ISR increased due to rate increases, partially offset by lower volume due to lower Average WSEs. The increase in ICR was partially increased by higher margins earned on worker's compensation services.
Total Revenues
Our revenues consist of PSR and ISR. PSR represents fees charged to clients for processing payroll-related transactions on behalf of our PEO and HRIS clients, access to our HR expertise, employment and benefit law compliance services, other HR-related services and fees charged to access our cloud-based HRIS services. ISR consists of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly total revenues per Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased 6% during the first quarter of 2023 compared to the same period in 2022.
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
•Credit - the weighted average change in amounts recognized for our previous credit programs, and

TRINET	14	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
•HRIS - incremental HRIS cloud services revenue from our acquisition of Zenefits in February 2022.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only
The growth in total revenues for the first quarter of 2023 was primarily driven by rate increases, partially offset by lower volume from our PEO services. Lower volume was driven by lower WSEs primarily in our Technology and Professional Services verticals due to client attrition and lower employment in our client base. First quarter revenues were also higher due to a full quarter of revenue from our HRIS product in the first quarter of 2023 compared to a half-quarter in 2022.

TRINET	15	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Income
Our operating income consists of total revenues less insurance costs and OE. Our insurance costs include insurance premiums for coverage provided by insurance carriers, expenses for claims costs and risk management and administrative services, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers. Our OE consists primarily of our colleagues' compensation related expenses, which includes payroll, payroll taxes, SBC, bonuses, commissions and other payroll-and benefits-related costs.
The table below provides a view of the changes in components of operating income for the first quarter of 2023, as compared to the same period in 2022.

(in millions)
$204	First Quarter 2022 Operating Income
+28	Higher total revenues primarily driven by rate increases and a full quarter of HRIS revenue, partially offset by lower Average WSEs.
-29	Higher insurance costs primarily as a result of higher medical services utilization and health cost inflation partially offset by lower Average WSEs.
-34	Higher OE primarily as a result of higher compensation expenses to support a full quarter of supporting the HRIS product as well as initiatives to improve client experience, enhance service offerings, and improve processes, together with higher sales and marketing expenses.
$169	First Quarter 2023 Operating Income

TRINET	16	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HRIS cloud services clients was as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
PEO Services	$193	$188
HRIS Cloud Services	12	6
Total	$205	$194

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
The growth in PSR for the first quarter of 2023 was primarily driven by rate increases from our PEO services, as well as the higher HRIS revenue from a full quarter of offering our HRIS product versus only half a quarter in the first quarter of 2022. These increases were partially offset by lower volume as a result of lower WSEs, primarily in our Technology and Professional services verticals due to client attrition and lower employment at existing clients.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and
•Credit - the weighted average amounts recognized for our previous credit programs.

TRINET	17	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The growth in ISR for the first quarter of 2023 was primarily driven by rate increases, including higher participation rates in health benefits services from WSEs. This was partially offset by lower volume due to lower average WSEs.
Insurance Costs
Insurance costs include insurance premiums for coverage provided by insurance carriers, expenses for claims costs and other risk management and administrative services, reimbursement of claims payments made by insurance carriers or third-party administrators below a predefined deductible limit, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).
The increase in insurance costs from the first quarter of 2022 was primarily driven by higher medical services utilization, higher participation rates in health benefits services and health cost inflation. These trends were partially offset by lower volume due to lower Average WSEs in the first quarter of 2023.

TRINET	18	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 3,600 corporate employees as of March 31, 2023 primarily across the U.S. but also in India and Canada following our 2022 acquisition of Zenefits. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 65% and 67% of our OE in the first quarters of 2023 and 2022, respectively.

Transaction and integration costs associated with our acquisitions of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, employee retention costs tied to ongoing employment.
During the first quarter of 2023, OE increased 18%, when compared to the same period in 2022. The ratio of OE to total revenues were 18% and 16%, during the first quarter of 2023 and 2022.

% represents portion of compensation related expense included in operating expenses

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	19	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$191	Q1 2022 Operating Expenses
+8	COPS increased, driven primarily by additional hiring and incremental costs related to a full quarter of our HRIS services product.
+24	S&M increased, driven primarily by advertising costs, broker commissions, additional hiring and higher compensation to support sales.
-4	G&A decreased, driven primarily by lower transaction and integration expenses.
+1	SD&P was consistent with the prior year as we continue to invest in our systems and processes.
+5	D&A increased due to the amortization of intangible assets recognized for the Zenefits and Clarus R+D acquisitions.
$225	Q1 2023 Operating Expenses

The primary spend type drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from investments and interest expense on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021 and the draw-down on our 2021 Revolver.
The growth in interest income for the first quarter of 2023 was primarily driven by higher interest earned on cash deposits due to higher market interest rates in 2023. Interest expense, bank fees and other for the first quarter of 2023 was higher compared to prior period due to borrowings under our 2021 Revolver.

TRINET	20	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Income Taxes
Our ETR was 27% for the first quarter of 2023 and 2022 as our slight decrease in tax benefits related to stock compensation from the first quarter of 2022 was offset by a decrease in non-deductible compensation in the first quarter of 2023.

TRINET	21	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
To ensure that we maintained excess liquidity during the regional banking liquidity challenges, we drew down the available $495 million of capacity under our 2021 Revolver with $295 million of borrowings outstanding, which we subsequently repaid in full in April 2023.
We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities. We hold both corporate cash and cash associated with WSEs across multiple financial institutions to reduce concentrations of counterparty risk.
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

	March 31, 2023			December 31, 2022
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$707	$—	$707	$354	$—	$354
Investments	89	—	89	76	—	76
Restricted cash, cash equivalents and investments	21	995	1,016	22	1,241	1,263
Other current assets	84	733	817	78	555	633
Total current assets	$901	$1,728	$2,629	$530	$1,796	$2,326

Total current liabilities	$507	$1,728	$2,235	$192	$1,796	$1,988

Working capital	$394	$—	$394	$338	$—	$338
As of March 31, 2023, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

TRINET	22	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Working capital for corporate purposes

Corporate working capital as of March 31, 2023 increased $56 million from December 31, 2022, primarily driven by the $353 million increase in corporate unrestricted cash and cash equivalents related to cash inflows from the net increase in borrowings under our 2021 Revolver.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2023			2022
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$169	$(246)	$(77)	$193	$21	$214
Investing activities	(21)	(2)	(23)	(209)	(4)	(213)
Financing activities	200	—	200	(353)	—	(353)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$348	$(248)	$100	$(369)	$17	$(352)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$406	$1,131	$1,537	$660	$1,078	$1,738
End of period	$754	$883	$1,637	$291	$1,095	$1,386

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$353	$—	$353	$(377)	$—	$(377)
Restricted	$(5)	$(248)	$(253)	$8	$17	$25
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$(77)	$214
Net cash provided by (used in) operating activities - WSE	(246)	21
Net cash provided by operating activities - Corporate	169	193

The year-over-year change in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, settlement of our previous credit programs, and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.

Our corporate operating cash flows in the three months ended March 31, 2023 increased, when compared to the same period in 2022, due to the increase in our net income and the timing of our payments of corporate obligations.

TRINET	23	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of subsidiaries, partially offset by proceeds from the sale and maturity of investments.

	Three Months Ended March 31,
(in millions)	2023	2022
Investments:
Purchases of investments	$(82)	$(91)
Proceeds from sale and maturity of investments	76	72
Acquisition of subsidiary	—	(183)
Cash used in investments	$(6)	$(202)

Capital expenditures:
Software and hardware	$(15)	$(10)
Office furniture, equipment and leasehold improvements	(2)	(1)
Cash used in capital expenditures	$(17)	$(11)
Cash used in investing activities	$(23)	$(213)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At March 31, 2023, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA+.
As of March 31, 2023, we held approximately $2.1 billion in restricted and unrestricted cash, cash equivalents and investments, of which $707 million was unrestricted cash and cash equivalents and $231 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the three months ended March 31, 2023 and 2022, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
We had lower cash used in investing activities in the first quarter of 2023 as compared the same period in 2022 primarily due to our acquisition of Zenefits in the first quarter of 2022.

TRINET	24	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Financing Activities
Net cash provided by (used in) financing activities in the three months ended 2023 and 2022 consisted of our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2023	2022
Financing activities
Repurchase of common stock	(95)	(353)
Revolver drawdown, net of repayment	295	—
Cash provided by (used in) financing activities	$200	$(353)
In February 2023, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
During the three months ended March 31, 2023, we repurchased 1,157,871 shares of our common stock for approximately $90 million through our stock repurchase program in addition to 49,701 shares acquired to satisfy tax withholding obligations related to stock based compensation vesting. As of March 31, 2023, approximately $455 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In March 2023, to ensure that we maintained excess liquidity during the regional banking liquidity challenges, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided later in March, we repaid $200 million. As of March 31, 2023, $295 million of borrowings remained outstanding. We repaid the remaining outstanding balance in April 2023.
Capital Resources
As of March 31, 2023, $500 million aggregate principal of our 2029 Notes was outstanding. The Indenture governing the 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant subsidiary guarantees of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $500 million revolving credit facility of which $295 million remained outstanding as of March 31, 2023. This amount was subsequently fully repaid in April 2023. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement at March 31, 2023.

TRINET	25	2023 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our recent accounting pronouncements as discussed in our 2022 Form 10-K.
Recent Accounting Pronouncements
There have been no material changes to our recent accounting pronouncements as discussed in our 2022 Form 10-K.

TRINET	26	2023 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at March 31, 2023 and December 31, 2022.

TRINET	27	2023 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	28	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions except per share data)	2023	2022
Professional service revenues	$205	$194
Insurance service revenues	1,041	1,024
Total revenues	1,246	1,218
Insurance costs	852	823
Cost of providing services	78	70
Sales and marketing	69	45
General and administrative	43	47
Systems development and programming	17	16
Depreciation and amortization of intangible assets	18	13
Total costs and operating expenses	1,077	1,014
Operating income	169	204
Other income (expense):
Interest expense, bank fees and other	(7)	(5)
Interest income	18	1
Income before provision for income taxes	180	200
Income taxes	49	54
Net income	$131	$146
Other comprehensive income (loss), net of income taxes	3	(8)
Comprehensive income	$134	$138

Net income per share:
Basic	$2.18	$2.23
Diluted	$2.17	$2.21
Weighted average shares:
Basic	60	65
Diluted	60	66
 See accompanying notes.

TRINET	29	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$707	$354
Investments	89	76
Restricted cash, cash equivalents and investments	1,016	1,263
Accounts receivable, net	15	19
Unbilled revenue, net	371	375
Prepaid expenses, net	85	71
Other payroll assets	302	122
Other current assets	44	46
Total current assets	2,629	2,326
Restricted cash, cash equivalents and investments, noncurrent	155	153
Investments, noncurrent	142	151
Property and equipment, net	31	24
Operating lease right-of-use asset	29	31
Goodwill	462	462
Software and other intangible assets, net	155	163
Other assets	133	133
Total assets	$3,736	$3,443
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$130	$98
Revolving credit agreement borrowings	295	—
Client deposits and other client liabilities	131	106
Accrued wages	416	437
Accrued health insurance costs, net	169	174
Accrued workers' compensation costs, net	54	54
Payroll tax liabilities and other payroll withholdings	1,007	1,087
Operating lease liabilities	16	15
Insurance premiums and other payables	17	17
Total current liabilities	2,235	1,988
Long-term debt, noncurrent	496	496
Accrued workers' compensation costs, noncurrent, net	127	128
Deferred taxes	9	8
Operating lease liabilities, noncurrent	36	41
Other non-current liabilities	8	7
Total liabilities	2,911	2,668
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022)
Common stock and additional paid-in capital	910	899
($0.000025 par value per share; 750,000,000 shares authorized; 59,522,954 and 60,555,661 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)
Retained earnings (Accumulated deficit)	(83)	(119)
Accumulated other comprehensive loss	(2)	(5)
Total stockholders' equity	825	775
Total liabilities & stockholders' equity	$3,736	$3,443
See accompanying notes.

TRINET	30	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Total Stockholders' Equity, beginning balance	$775	$881
Common Stock and Additional Paid-In Capital
Beginning balance	899	808
Issuance of common stock for the acquisition of Zenefits	—	17
Stock based compensation expense	11	12
Ending balance	910	837

Retained Earnings (Accumulated Deficit)
Beginning balance	(119)	74
Net income	131	146
Repurchase of common stock	(91)	(350)
Awards effectively repurchased for required employee withholding taxes	(4)	(3)
Ending balance	(83)	(133)

Accumulated Other Comprehensive Income
Beginning balance	(5)	(1)
Other comprehensive income (loss)	3	(8)
Ending balance	(2)	(9)
Total Stockholders' Equity, ending balance	$825	$695
See accompanying notes.

TRINET	31	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating activities
Net income	$131	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	21
Amortization of ROU asset, lease modification, impairment, and abandonment	2	3
Stock based compensation	11	12
Deferred income taxes	—	2
Provision for doubtful accounts	1	—
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	3	8
Unbilled revenue, net	5	7
Other assets and prepaid expenses, net	(24)	5
Other payroll assets	(180)	(16)
Accounts payable and other liabilities	30	10
Client deposits and other client liabilities	25	28
Accrued wages	(21)	188
Accrued health insurance costs, net	(5)	(8)
Accrued workers' compensation costs, net	(1)	1
Payroll taxes payable and other payroll withholdings	(80)	(191)
Operating lease liabilities	(4)	(4)
Net cash provided by (used in) operating activities	(77)	214
Investing activities
Purchases of marketable securities	(82)	(91)
Proceeds from sale and maturity of marketable securities	76	72
Acquisitions of property and equipment	(17)	(11)
Acquisition of subsidiary, net of cash acquired	—	(183)
Net cash used in investing activities	(23)	(213)
Financing activities
Repurchase of common stock	(91)	(350)
Revolver drawdown	495	—
Revolver repayment	(200)	—
Awards effectively repurchased for required employee withholding taxes	(4)	(3)
Net cash provided by (used in) financing activities	200	(353)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	100	(352)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,537	1,738
End of period	$1,637	$1,386

Supplemental disclosures of cash flow information
Interest paid	$11	$9
Income taxes (refund) paid, net	$4	$(12)
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$5	$4
See accompanying notes.

TRINET	32	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us) provides comprehensive HCM solutions for small and medium-size businesses under both a co-employment model and an administrative services only model. These HCM solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through our PEO service model, we are the employer of record for certain employment-related administrative and regulatory purposes for the worksite employees (WSEs), including:
•compensation through wages and salaries,
•certain employer payroll-related tax payments,
•employee payroll-related tax withholdings and payments,
•employee benefit programs, including health and life insurance, and others, and
•workers' compensation coverage.
Our clients are responsible for the day-to-day job responsibilities of the WSEs.
Through our HCM services model, we provide cloud-based HCM services to small and medium-size businesses that allows them to manage hiring, onboarding and managing employee information, payroll processing and payroll tax administration, health insurance, and other benefits, from a single cloud-based software platform. We are not the co-employer or employer of record for such users.
We operate in one reportable segment. All of our service revenues are generated from external clients. Less than 1% of our revenue is generated outside of the U.S.
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). Certain prior year amounts have been reclassified to conform to current period presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and related disclosures.
These estimates are based on historical experience and on various other assumptions that we believe to be reasonable from the facts available to us. Some of the assumptions are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our condensed consolidated financial statements could be materially affected.

TRINET	33	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Revenue Recognition
Variable Consideration and Pricing Allocation
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
In previous years, we created credit programs to assist in the economic recovery of our existing PEO clients and enhance our ability to retain these clients. These credits were based on the performance of our insurance costs and were recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. The change in balance for the liability for credits previously accrued is the following:

	March 31, 2023	March 31, 2022
(in millions)	Three Months Ended	Three Months Ended
Balance at beginning of period	$75	$48
(-) Distributions to clients	(8)	(13)
Balance at end of period	$67	$35
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the three months ended March 31, 2023, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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

TRINET	34	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of March 31, 2023 and December 31, 2022, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $57 million for both periods. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of March 31, 2023 and December 31, 2022, accrued health insurance costs offsetting prepaid expenses were $71 million and $73 million, respectively.

TRINET	35	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2023			December 31, 2022
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$707	$—	$707	$354	$—	$354
Investments	—	89	89	—	76	76
Restricted cash, cash equivalents and investments:
Payroll funds collected	813	—	813	1,062	—	1,062
Collateral for health benefits claims	30	111	141	29	110	139
Collateral for workers' compensation claims	58	—	58	58	—	58
Other security deposits	4	—	4	4	—	4
Total restricted cash, cash equivalents and investments	905	111	1,016	1,153	110	1,263
Investments, noncurrent	—	142	142	—	151	151
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	23	130	153	27	123	150
Other security deposits	2	—	2	3	—	3
Total	$1,637	$472	$2,109	$1,537	$460	$1,997

TRINET	36	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS

The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2023 and December 31, 2022 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
March 31, 2023
Cash equivalents:
Money market mutual funds	Level 1	$422	$—	$—	$422	$334	$—	$88
U.S. treasuries	Level 2	13	—	—	13	13	—	—
Total cash equivalents		435	—	—	435	347	—	88
AFS Investments:
Asset-backed securities	Level 2	42	—	(2)	40	—	40	—
Corporate bonds	Level 2	130	—	(1)	129	—	105	24
Agency securities	Level 2	34	—	(1)	33	—	4	29
U.S. treasuries	Level 2	251	1	—	252	—	75	177
Certificate of deposit	Level 2	11	—	—	11	—	—	11
Other debt securities	Level 2	7	—	—	7	—	7	—
Total AFS Investments		$475	$1	$(4)	$472	$—	$231	$241

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2022
Cash equivalents:
Money market mutual funds	Level 1	$314	$—	$—	$314	$225	$—	$89
U.S. treasuries	Level 2	18	—	—	18	18	—	—
Total cash equivalents		332	—	—	332	243	—	89
AFS Investments:
Asset-backed securities	Level 2	42	—	(2)	40	—	40	—
Corporate bonds	Level 2	140	—	(1)	139	—	112	27
Agency securities	Level 2	33	—	(1)	32	—	5	27
U.S. treasuries	Level 2	229	—	—	229	—	62	167
Certificate of deposit	Level 2	12	—	—	12	—	—	12
Other debt securities	Level 2	8	—	—	8	—	7	1
Total AFS Investments		$464	$—	$(4)	$460	$—	$226	$234

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

TRINET	37	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.

We did not have any Level 3 financial instruments recognized in our balance sheet as of March 31, 2023 and December 31, 2022. There were no transfers between levels as of March 31, 2023 and December 31, 2022.

Sales and Maturities

The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2023
One year or less	$114
Over one year through five years	324
Over five years through ten years	12
Over ten years	22
Total fair value	$472

The gross proceeds from sales and maturities of AFS securities for the three months ended March 31, 2023 and March 31, 2022 are presented below. We had immaterial gross realized gains and losses from sales of investments.

	Three Months Ended March 31,
(in millions)	2023	2022
Gross proceeds from sales	$32	$22
Gross proceeds from maturities	44	50
Total	$76	$72
Fair Value of Long-Term Debt
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of March 31, 2023, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $434 million.
The fair value of the outstanding portion of our 2021 Revolver is estimated based on a discounted cash flow, which incorporates credit spreads and market interest rates to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement. As of March 31, 2023, the fair value of this debt approximated its carrying value.

TRINET	38	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Total accrued costs, beginning of period	$189	$198
Incurred
Current year	16	17
Prior years	(6)	(5)
Total incurred	10	12
Paid
Current year	(1)	—
Prior years	(11)	(11)
Total paid	(12)	(11)
Total accrued costs, end of period	$187	$199
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2023	December 31, 2022
Total accrued costs, end of period	$187	$189
Collateral paid to carriers and offset against accrued costs	(6)	(7)
Total accrued costs, net of carrier collateral offset	$181	$182
Payable in less than 1 year (net of collateral paid to carriers of $2 at March 31, 2023 and December 31, 2022, respectively)	$54	$54
Payable in more than 1 year (net of collateral paid to carriers of $4 and $5 at March 31, 2023 and December 31, 2022, respectively)	127	128
Total accrued costs, net of carrier collateral offset	$181	$182
Incurred claims related to prior years represents changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2023, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of March 31, 2023 and December 31, 2022, we had $43 million for both periods of collateral held by insurance carriers of which $6 million and $7 million at March 31, 2023 and December 31, 2022, respectively was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 5. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
In March 2023, as a precaution to ensure we maintained excess liquidity during the uncertainty of the banking crisis that followed the failure of Silicon Valley Bank, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided later in March, we repaid $200 million. As of March 31, 2023, $295 million of borrowings remained outstanding. We repaid the remaining $295 million of outstanding borrowings in April 2023.
The annual interest rate for borrowings under our 2021 Revolver is currently calculated based on an applicable LIBOR tenor of our choosing, plus a margin of 1.25% to 2.00% (Eurodollar Loans), or, at our option, the alternative base rate (ABR), plus a margin of 0.25% to 1.00%. Eurodollar Loans are in the process of being converted into Term SOFR loans. Term SOFR loans will be charged interest at the Term SOFR rate (subject to a 0.00% floor), plus a margin between 1.25% and 2.00%, depending on the borrower’s total net leverage ratio, plus a credit adjustment spread of 10 basis points for all tenors. The applicable LIBOR or ABR margin is based on our Total Leverage Ratio, as defined in the 2021 Credit Agreement. The ABR is the highest of (a) the applicable Federal Reserve Bank of New

TRINET	39	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
York rate, as defined in our 2021 Credit Agreement plus 0.50% (b) the prime rate, and (c) one month LIBOR, or one month Term SOFR rate, as applicable, adjusted daily plus 1.00%. The interest rate for borrowings under our 2021 Revolver was 7.875% - 8.125%.
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement at March 31, 2023.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Contingencies
On September 29, 2020, a class action was filed in the United States District Court for the Middle District of Florida against the directors of certain TriNet subsidiaries and other TriNet employees on behalf of a putative class of participants in two retirement plans available to TriNet’s eligible worksite employees, the TriNet 401(k) Plan and the TriNet Select 401(k) Plan. The complaint is similar to claims recently brought against a number of employers including PEOs and generally alleges that the defendants violated certain fiduciary obligations to Plan participants under the Employee Retirement Income Security Act of 1974 with respect to overseeing plan investment and recordkeeping fees. On October 21, 2022, the court issued an order declining to certify a class with respect to claims against the TriNet 401(k) Plan, but certified a class with respect to claims against the TriNet Select 401(k) Plan. On April 26, 2023, the court entered an order granting TriNet's motion for summary judgment on all claims. At this time, we are unable to reasonably estimate any possible loss, or range of loss, with respect to this matter. We believe the claims are without merit.
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

TRINET	40	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 7. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2023 and 2022 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. The performance-based awards granted in 2019 were previously cancelled. RSUs are generally forfeited if the participant terminates service prior to vesting.
The following tables summarize RSU activity for the three months ended March 31, 2023:
Time-based RSUs and RSAs

	Total Number of RSUs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	1,198,561	1,198,561	$80.75
Granted	730,146	730,146	76.85
Vested	(135,074)	(135,074)	74.20
Forfeited	(21,823)	(21,823)	82.89
Nonvested at March 31, 2023	1,771,810	1,771,810	$79.34
Performance-based RSUs

	Total Number of RSUs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	202,586	202,586	$86.82
Granted	177,067	177,067	79.05
Nonvested at March 31, 2023	379,653	379,653	$83.20
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Cost of providing services	$3	$3
Sales and marketing	2	1
General and administrative	5	7
Systems development and programming costs	1	1
Total stock based compensation expense	$11	$12
Total stock based compensation capitalized	$1	$—
NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three months ended March 31, 2023 and 2022:

TRINET	41	2023 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended March 31,
	2023	2022
Shares issued and outstanding, beginning balance	60,555,661	65,968,224
Issuance of common stock from vested restricted stock units	135,074	126,522
Issuance of common stock from exercise of stock options	39,791	28,689
Issuance of common stock for the acquisition of Zenefits	—	193,221
Repurchase of common stock	(1,157,871)	(4,010,945)
Awards effectively repurchased for required employee withholding taxes	(49,701)	(46,815)
Shares issued and outstanding, ending balance	59,522,954	62,258,896
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
NOTE 9. INCOME TAXES

Our ETR was 27% for the three months ended March 31, 2023 and 2022 as our slight decrease in tax benefits related to stock compensation from the first quarter of 2022 was offset by a decrease in non-deductible compensation in the first quarter of 2023.

We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax years 2016 and subsequent years.
NOTE 10. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Net income	$131	$146
Weighted average shares of common stock outstanding	60	65
Basic EPS	$2.18	$2.23
Net income	$131	$146
Weighted average shares of common stock outstanding	60	65
Dilutive effect of stock options and restricted stock units	—	1
Weighted average shares of common stock outstanding	60	66
Diluted EPS	$2.17	$2.21

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	2	1

TRINET	42	2023 Q1 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 6 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2022 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1) (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
January 1 - January 31, 2023	458,106	$73.56	456,099	$211
February 1 - February 28, 2023	407,750	$80.52	360,425	$482
March 1 - March 31, 2023	341,716	$80.12	341,347	$455
Total	1,207,572		1,157,871
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $1,715 million as of March 31, 2023. The total remaining authorization for future stock repurchases under our stock repurchase program was $455 million as of March 31, 2023. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $90 million of our outstanding stock during the three months ended March 31, 2023.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

TRINET	43	2023 Q1 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	4/1/2014
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	10-Q	001-36373	3.1	11/2/2017
3.3	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	3/27/2023
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
10.1	Amendment No. 1 to the Stockholder Agreement, by and between TriNet Group, Inc., and AGI-T, L.P., dated as of February 13, 2023	10-K	001-36373	10.22	2/15/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	44	2023 Q1 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: April 26, 2023	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: April 26, 2023	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	45	2023 Q1 FORM 10-Q