Form 10-Q
period 2023-06-30
TRINET GROUP, INC.
filed 2023-07-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 19, 2023 was 59,681,266.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2023

TRINET	2	2023 Q2 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

TRINET	3	2023 Q2 FORM 10-Q

GLOSSARY	Table of Contents

2021 Credits	Our announced 2021 credits, which provided eligible clients with discretionary credits, subject to certain predefined conditions.
2022 Credits	Includes both of our announced 2022 credits, each of which provides eligible clients with discretionary credits, subject to certain predefined conditions.
2021 Credit Agreement	Our credit agreement dated February 26, 2021
2021 Revolver	Our $500 million revolving line of credit included in our 2021 Credit Agreement
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clarus R+D	Clarus R+D Solutions, LLC
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet’s internal employees (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is not co-employed by a TriNet PEO (for example, employees of a TriNet Zenefits client)
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
R+D	Research and Development
Recovery Credit	Our 2020 Recovery Credit to provide eligible clients with one-time reductions against fees for future services
Recovery Credits	Collectively, our Recovery Credit, 2021 Credits, and 2022 Credits
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's

TRINET	4	2023 Q2 FORM 10-Q

GLOSSARY	Table of Contents

SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	A worksite employee who is co-employed by a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. (dba Zenefits) and its subsidiaries

TRINET	5	2023 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the impact of the Zenefits and Clarus R+D acquisitions on our business; our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the effect that our stock repurchase and tender offer programs will have on our business; our ability to leverage our scale and industry HR experience to deliver vertical focused offerings and the impact of such offerings; planned improvements to our technology platform and HRIS software; our ability to improve operating efficiencies; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, and EPLI risk; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; the impact of our plans to improve our sales performance, grow new clients, and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; our belief that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
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

TRINET	6	2023 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	7	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the first half of 2023 reflect our continuing efforts to serve our clients through the current economic uncertainty and invest in our platform.
So far in 2023 we:
•continued to focus on improving customer retention and sales performance,
•grew total revenues,
•continued to invest in expanding our sales organization to drive future growth,
•utilized our scale and knowledge to assist our WSEs, PEO clients and HRIS clients during and following the liquidity challenges in regional banks ensuring that all of our SMB clients were able to successfully run payroll in the critical week following the Silicon Valley Bank failure,
•launched our new branding campaign, and
•received authorization for an incremental $1 billion increase to our stock repurchase program.

TRINET	8	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the second quarter and first half of 2023, when compared to the same periods of 2022, are noted below:
Q2 2023

	$1.2B		$97M		84%
	Total revenues		Operating income		Insurance cost ratio
	1%	increase	(18)%	decrease	—%	flat

	$83M		$1.38		$105M
	Net income		Diluted EPS		Adjusted Net income *
	(2)%	decrease	2%	increase	(3)%	decrease

	327,376		334,046		219,026
	Average WSEs		Total WSEs		Average HRIS Users
	(7)%	decrease	(7)%	decrease	(13)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
We achieved 1% revenue growth compared to the same period in 2022, reflecting our insurance and service fee rate increases, partially offset by lower volume due to decreases in Average WSEs. In addition, as part of our 2022 Credit program, we recognized a $25 million reduction in revenue in the second quarter of 2022, which did not recur in 2023.
During the second quarter of 2023, our Average WSEs and Total WSEs decreased 7% compared to the same periods in 2022 primarily due to the cumulative impact of lower hiring in our installed base during the past twelve months, which did not offset our normal attrition. This trend was partially offset by stronger new client additions and net positive hiring during the second quarter of 2023.
Our ICR was flat compared to the same period in 2022 as insurance costs grew at approximately the same rate as ISR.
Growth in our health insurance costs and operating expenses, partially offset by higher revenues and interest income, resulted in decreases of net income and Adjusted Net income of 2% and 3%, respectively, as compared to the same period in 2022.
YTD 2023

	$2.5B		$267M		83%
	Total revenues		Operating income		Insurance cost ratio
	2%	increase	(17)%	decrease	1%	increase

	$214M		$3.56		$256M
	Net income		Diluted EPS		Adjusted Net income *
	(7)%	decrease	(1)%	decrease	(7)%	decrease

	327,242		334,046		223,155
	Average WSEs		Total WSEs		Average HRIS Users
	(6)%	decrease	(7)%	decrease	(12)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	9	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the second quarter and first half of 2023 when compared to the same periods of 2022. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2022 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except operating metrics data)	2023	2022	% Change	2023	2022	% Change
Income Statement Data:
Professional service revenues	$177	$182	(3)%	$382	$376	2%
Insurance service revenues	1,032	1,018	1	2,073	2,042	2
Total revenues	1,209	1,200	1	2,455	2,418	2
Insurance costs	868	852	2	1,720	1,675	3
Operating expenses	244	229	7	468	420	11
Total costs and operating expenses	1,112	1,081	3	2,188	2,095	4
Operating income	97	119	(18)	267	323	(17)
Other income (expense):
Interest expense, bank fees and other	(6)	(5)	20	(13)	(11)	18
Interest income	20	2	900	38	3	1,167
Income before provision for income taxes	111	116	(4)	292	315	(7)
Income taxes	28	31	(10)	78	85	(8)
Net income	$83	$85	(2)%	$214	$230	(7)%

Cash Flow Data:
Net cash provided by operating activities				67	125	(46)
Net cash used in investing activities				(31)	(191)	(84)
Net cash used in financing activities				(100)	(385)	(74)

Non-GAAP measures (1):
Adjusted EBITDA	$161	162	(1)	$385	404	(5)
Adjusted Net income	$105	108	(3)	$256	276	(7)
Corporate Operating Cash Flows				255	293	(13)

Operating Metrics:
Insurance Cost Ratio	84%	84%	—%	83%	82%	1%
Average WSEs	327,376	351,366	(7)%	327,242	347,306	(6)%
Total WSEs	334,046	357,855	(7)%	334,046	357,855	(7)%
Average HRIS Users (2)	219,026	252,565	(13)%	223,155	252,969	(12)%
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    For the six months ended June 30, 2022, reflects HRIS Users from February 15, 2022, the date on which we acquired Zenefits, to the end of the period.

The following table summarizes our balance sheet data as of June 30, 2023 compared to December 31, 2022.

(in millions)	June 30, 2023	December 31, 2022	% Change
Balance Sheet Data:
Working capital	$470	$338	39%
Total assets	3,290	3,443	(4)
Debt	496	496	—
Total stockholders’ equity	915	775	18

TRINET	10	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

(1)    Non-GAAP effective tax rate is 25.6% for the second quarter and full year of 2023 and 25.5% for the second quarter and full year of 2022, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	11	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$83	$85	$214	$230
Provision for income taxes	28	31	78	85
Stock based compensation	17	18	28	30
Interest expense, bank fees and other	6	5	13	11
Depreciation and amortization of intangible assets	18	16	36	29
Amortization of cloud computing arrangements	2	—	4	2
Transaction and integration costs	7	7	12	17
Adjusted EBITDA	$161	$162	$385	$404
Adjusted EBITDA Margin	13.3%	13.5%	15.7%	16.7%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$83	$85	$214	$230
Effective income tax rate adjustment	—	—	3	5
Stock based compensation	17	18	28	30
Amortization of other intangible assets, net	5	5	11	8
Non-cash interest expense	1	1	1	1
Transaction and integration costs	7	7	12	17
Income tax impact of pre-tax adjustments	(8)	(8)	(13)	(15)
Adjusted Net Income	$105	$108	$256	$276

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$67	$125
Less: Change in WSE related other current assets	89	9
Less: Change in WSE related liabilities	(277)	(177)
Net cash used in operating activities - WSE	$(188)	$(168)
Net cash provided by operating activities - Corporate	$255	$293

TRINET	12	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Metrics
Worksite Employees (WSE)
Average WSE change is a volume measure we use to monitor the performance of our business. Our clients generally change their payroll service providers at the beginning of the payroll tax and benefits enrollment year; as a result, we have historically experienced our highest volumes of new clients and terminating clients in the month of January. Client attrition, new client additions and increases in employment within our installed client base all impact our Average WSEs and Total WSEs as we move through a calendar year.
Average WSEs decreased 7% when comparing the second quarter of 2023 to the same period in 2022 primarily due to lower hiring in our installed base across most verticals during the past twelve months, especially within our Technology vertical. This trend was partially offset by stronger new client additions and net positive hiring during the second quarter of 2023.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs decreased 7% when compared to the same period in 2022, as net client attrition over the past year has outpaced new client additions and increases in employment in our installed client base over the past year.
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
We continue to invest in efforts intended to enhance client experience, improve our new sales performance, and manage client attrition, through product development as well as operational and process improvements. In addition to focusing on retaining and growing our WSE base, we continue to review acquisition opportunities that would add appropriately to expand our product offering and to provide scale.
HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the second quarter and first half of 2023 was 219,026, and 223,155, respectively. Average HRIS Users for the second quarter and first half of 2022 was 252,565 and 252,969, respectively. The decrease in Average HRIS Users was primarily driven by client attrition outpacing new client additions.

TRINET	13	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Insurance costs	$868	$852	$1,720	$1,675
Insurance service revenues	1,032	1,018	2,073	2,042
Insurance Cost Ratio	84%	84%	83%	82%

ICR was approximately flat for the second quarter as insurance costs grew at approximately the same rate as ISR. ISR grew in the second quarter of 2023 as compared to the same period in 2022 due to rate increases. In addition, as part of our 2022 Credit program, we recognized a $25 million reduction in revenue in the second quarter of 2022 which did not recur in 2023. This was partially offset by lower Average WSEs compared to last year.

We continued to see early evidence of health cost increases. ICR increased for the first half of 2023 as insurance costs grew at a higher rate than ISR. Insurance costs increased for the first half of 2023 due to higher costs associated with medical services utilization, in particular outpatient services and pharmacy costs. This was partially offset by lower volume due to lower Average WSEs.

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

TRINET	14	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Monthly total revenues per Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased 8% during the second quarter and first half of 2023 compared to the same periods in 2022.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings and the composition of products and services our clients receive, including Clarus R+D,
•Credit - the weighted average change in amounts recognized for our previously announced 2022 Credits, and
•HRIS - incremental HRIS cloud services revenue from our acquisition of Zenefits in February 2022.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only
The growth in total revenues for the second quarter and first half of 2023 was primarily driven by rate increases and that no reduction in revenue was recognized in 2023 related to our previously announced 2022 Credits, partially offset by lower volume from our PEO services. Lower volume was driven by lower WSEs primarily in our Technology vertical due to client attrition and lower employment in our client base.

TRINET	15	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The table below provides a view of the changes in components of operating income for the second quarter and first half of 2023, as compared to the same periods in 2022.

(in millions)
$119	Second Quarter 2022 Operating Income
+9	Higher total revenues primarily driven by rate increases and that no reduction in revenue was recognized in 2023 related to our 2022 Credits, partially offset by lower Average WSEs.
-16	Higher insurance costs primarily as a result of higher health cost rates, partially offset by lower Average WSEs.
-15	Higher OE primarily as a result of higher compensation expenses to improve client experience, enhance service offerings, and improve processes, together with higher sales and marketing expenses to support sales.
$97	Second Quarter 2023 Operating Income

(in millions)
$323	YTD 2022 Operating Income
+37	Higher total revenues primarily driven by rate increases and that no reduction in revenue was recognized in 2023 related to our 2022 Credits, partially offset by lower Average WSEs.
-45	Higher insurance costs primarily as a result of higher health cost rates, partially offset by lower Average WSEs.
-48	Higher OE primarily as a result of higher compensation expenses to improve client experience, enhance service offerings, and improve processes, including a full six months of supporting the HRIS product, together with higher sales and marketing expenses to support sales.
$267	YTD 2023 Operating Income

TRINET	16	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HRIS cloud services clients was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
PEO Services	$166	$170	$359	$358
HRIS Cloud Services	11	12	23	18
Total	$177	$182	$382	$376

We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals and the composition of products and services our clients receive, including Clarus R+D, and
•HRIS - incremental HRIS cloud services revenue from our acquisition of Zenefits in February 2022.
The decrease in PSR for the second quarter of 2023 was primarily driven by lower WSEs, primarily in our Technology vertical due to client attrition. The decrease was partially offset by rate increases from our PEO services.

TRINET	17	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The growth in PSR for the first half of 2023 was primarily driven by rate increases from our PEO services, as well as the higher HRIS revenue. These increases were partially offset by lower WSEs, primarily in our Technology vertical due to client attrition.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and
•Credit - the weighted average amounts recognized for our previously announced 2022 Credits.

The growth in ISR for the second quarter and first half of 2023 was primarily driven by rate increases. In addition, as part of our 2022 Credit program, we recognized a $25 million reduction in revenue in the second quarter of 2022, which did not recur in 2023. This was partially offset by lower volume due to lower Average WSEs.

TRINET	18	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The increase in insurance costs from the second quarter and first half of 2023 was primarily driven by higher costs associated with medical services utilization, in particular outpatient services and pharmacy costs. These trends were partially offset by lower volume due to lower Average WSEs.

TRINET	19	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes cost of providing services (COPS), sales and marketing (S&M), general and administrative (G&A), systems development and programming (SD&P), and depreciation and amortization expenses (D&A).
We had approximately 3,600 corporate employees as of June 30, 2023 primarily across the U.S. but also in India and Canada following our 2022 acquisition of Zenefits. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 63% and 66% of our OE in the second quarters of 2023 and 2022 and 64% and 67% in the first half of 2023 and 2022 , respectively.

Transaction and integration costs associated with our acquisitions of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, employee retention costs tied to ongoing employment.
During the second quarter and first half of 2023, OE increased 7% and 11%, respectively, when compared to the same periods in 2022. During the second quarter and first half of 2023, the ratio of OE to total revenues was 20% and 19%, respectively.

% represents portion of compensation related expense included in operating expenses

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	20	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$229	Q2 2022 Operating Expenses
+3	COPS increased, driven primarily by higher compensation and consulting expenses to support our efforts to improve client experience.
+8	S&M increased, driven primarily by higher advertising and compensation expenses to support sales.
+5	G&A increased, driven primarily by higher technology spend, partially offset by lower compensation expenses.
-3	SD&P decreased, driven primarily by lower compensation and consulting expenses.
+2	D&A increased due to the amortization of intangible assets recognized for the Zenefits and Clarus R+D acquisitions.
$244	Q2 2023 Operating Expenses

(in millions)
$420	YTD 2022 Operating Expenses
+10	COPS increased, driven primarily by higher compensation expense to support WSEs and incremental costs related to our HRIS cloud services.
+32	S&M increased, driven primarily by higher advertising, broker commissions and compensation expenses to support sales.
+1	G&A was largely consistent with the prior year on a YTD basis.
-2	SD&P decreased, driven primarily by lower consulting and technology services expenses.
+7	D&A increased, due to the amortization of intangible assets recognized for the Zenefits and Clarus R+D acquisitions.
$468	YTD 2023 Operating Expenses

TRINET	21	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary spend type drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from cash and investments and interest expense on our 3.50% Senior Notes due 2029 (our 2029 Notes) issued in February 2021 and the interest on our temporary draw-down under our 2021 Revolver.

TRINET	22	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The growth in interest income for the second quarter and first half of 2023 was primarily driven by higher interest earned on cash deposits due to higher market interest rates in 2023. Interest expense, bank fees and other for the second quarter and first half of 2023 was higher compared to prior period due to the interest on our temporary draw-down under our 2021 Revolver following the Silicon Valley Bank failure.
Income Taxes
Our ETR was 25% and 27% for the second quarter of 2023 and 2022, respectively and 27% and 27% for the first half of 2023 and 2022, respectively. The decrease in rates for the second quarter of 2023 compared with the same period in 2022 was primarily due to increase in tax credits and an increase in tax benefits related to stock-based compensation.

TRINET	23	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
To ensure that we maintained liquidity during the regional banking liquidity challenges, we drew down the available $495 million of capacity under our 2021 Revolver with $295 million of borrowings outstanding in March 2023, which we subsequently repaid in full in April 2023.
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

	June 30, 2023			December 31, 2022
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$482	$—	$482	$354	$—	$354
Investments	69	—	69	76	—	76
Restricted cash, cash equivalents and investments	21	1,053	1,074	22	1,241	1,263
Other current assets	86	466	552	78	555	633
Total current assets	$658	$1,519	$2,177	$530	$1,796	$2,326

Total current liabilities	$188	$1,519	$1,707	$192	$1,796	$1,988

Working capital	$470	$—	$470	$338	$—	$338
As of June 30, 2023, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

TRINET	24	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Working capital for corporate purposes
Corporate working capital as of June 30, 2023 increased $132 million from December 31, 2022, primarily driven by the $128 million increase in corporate unrestricted cash and cash equivalents.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2023			2022
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$255	$(188)	$67	$293	$(168)	$125
Investing activities	(31)	—	(31)	(184)	(7)	(191)
Financing activities	(100)	—	(100)	(385)	—	(385)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$124	$(188)	$(64)	$(276)	$(175)	$(451)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$406	$1,131	$1,537	$660	$1,078	$1,738
End of period	$530	$943	$1,473	$384	$903	$1,287

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$127	$—	$127	$(276)	$—	$(276)
Restricted	$(3)	$(188)	$(191)	$—	$(175)	$(175)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$67	$125
Net cash used in operating activities - WSE	(188)	(168)
Net cash provided by operating activities - Corporate	255	293
The year-over-year change in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, settlement of our previously announced Recovery Credits, and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.
Our corporate operating cash flows in the first half of June 30, 2023 decreased, when compared to the same period in 2022, primarily due to the timing of our payments of corporate obligations.

TRINET	25	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of business, partially offset by proceeds from the sale and maturity of investments.

	Six Months Ended June 30,
(in millions)	2023	2022
Investments:
Purchases of investments	$(170)	$(157)
Proceeds from sale and maturity of investments	173	175
Acquisition of subsidiary	—	(183)
Cash provided by (used in) investments	$3	$(165)
Cash used in capital expenditures	$(34)	$(26)
Cash used in investing activities	$(31)	$(191)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At June 30, 2023, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of June 30, 2023, we held approximately $1.9 billion in restricted and unrestricted cash, cash equivalents and investments, of which $482 million was unrestricted cash and cash equivalents and $215 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the first half of June 30, 2023 and 2022, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
We had lower cash used in investing activities in the first half of 2023 as compared the same period in 2022 primarily as our acquisition of Zenefits occurred in the first quarter of 2022.
Financing Activities
Net cash used in financing activities in the first half of 2023 and 2022 consisted of our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2023	2022
Financing activities
Repurchase of common stock, net of issuance costs	(100)	(385)
Revolver drawdown	495	—
Revolver repayment	(495)	—
Cash used in financing activities	$(100)	$(385)
In February 2023, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program initiated in May 2014. In July 2023, our board of directors authorized a further $1 billion incremental increase to this stock repurchase program. We use this program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plan and employee purchase plan.
During the first half of June 30, 2023, we repurchased 1,265,889 shares of our common stock for approximately $99 million through our stock repurchase program in addition to 53,721 shares acquired to satisfy tax withholding

TRINET	26	2023 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
obligations related to stock based compensation vesting. As of June 30, 2023, approximately $446 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In March 2023, to ensure that we maintained liquidity during the regional banking liquidity challenges, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided, we repaid $200 million in March and $295 million in April. As of June 30, 2023, we had no borrowings outstanding under the 2021 Revolver.
Capital Resources
As of June 30, 2023, $500 million aggregate principal of our 2029 Notes was outstanding. The Indenture governing the 2029 Notes includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant subsidiary guarantees of certain debt without also providing a guarantee of the 2029 Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $500 million revolving credit facility of which $295 million remained outstanding as of March 2023. This amount was subsequently fully repaid in April 2023. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement at June 30, 2023.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2022 Form 10-K.
Recent Accounting Pronouncements
There have been no material changes to our recent accounting pronouncements as discussed in our 2022 Form 10-K.

TRINET	27	2023 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at June 30, 2023 and December 31, 2022.

TRINET	28	2023 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	29	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2023	2022	2023	2022
Professional service revenues	$177	$182	$382	$376
Insurance service revenues	1,032	1,018	2,073	2,042
Total revenues	1,209	1,200	2,455	2,418
Insurance costs	868	852	1,720	1,675
Cost of providing services	79	76	156	146
Sales and marketing	70	62	139	107
General and administrative	60	55	103	102
Systems development and programming	17	20	34	36
Depreciation and amortization of intangible assets	18	16	36	29
Total costs and operating expenses	1,112	1,081	2,188	2,095
Operating income	97	119	267	323
Other income (expense):
Interest expense, bank fees and other	(6)	(5)	(13)	(11)
Interest income	20	2	38	3
Income before provision for income taxes	111	116	292	315
Income taxes	28	31	78	85
Net income	$83	$85	$214	$230
Other comprehensive loss, net of income taxes	(4)	(3)	(1)	(11)
Comprehensive income	$79	$82	$213	$219

Net income per share:
Basic	$1.40	$1.36	$3.58	$3.62
Diluted	$1.38	$1.35	$3.56	$3.58
Weighted average shares:
Basic	60	62	60	64
Diluted	60	63	60	64
See accompanying notes.

TRINET	30	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$482	$354
Investments	69	76
Restricted cash, cash equivalents and investments	1,074	1,263
Accounts receivable, net	18	19
Unbilled revenue, net	363	375
Prepaid expenses, net	72	71
Other payroll assets	54	122
Other current assets	45	46
Total current assets	2,177	2,326
Restricted cash, cash equivalents and investments, noncurrent	157	153
Investments, noncurrent	146	151
Property and equipment, net	29	24
Operating lease right-of-use asset	27	31
Goodwill	462	462
Software and other intangible assets, net	156	163
Other assets	136	133
Total assets	$3,290	$3,443
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$100	$98
Client deposits and other client liabilities	78	106
Accrued wages	437	437
Accrued health insurance costs, net	170	174
Accrued workers' compensation costs, net	51	54
Payroll tax liabilities and other payroll withholdings	846	1,087
Operating lease liabilities	15	15
Insurance premiums and other payables	10	17
Total current liabilities	1,707	1,988
Long-term debt, noncurrent	496	496
Accrued workers' compensation costs, noncurrent, net	122	128
Deferred taxes	7	8
Operating lease liabilities, noncurrent	33	41
Other non-current liabilities	10	7
Total liabilities	2,375	2,668
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022)
Common stock and additional paid-in capital	934	899
($0.000025 par value per share; 750,000,000 shares authorized; 59,674,960 and 60,555,661 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)
Accumulated deficit	(13)	(119)
Accumulated other comprehensive loss	(6)	(5)
Total stockholders' equity	915	775
Total liabilities & stockholders' equity	$3,290	$3,443
See accompanying notes.

TRINET	31	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total Stockholders' Equity, beginning balance	$825	$695	$775	$881
Common Stock and Additional Paid-In Capital
Beginning balance	910	837	899	808
Issuance of common stock from exercise of stock options	1	1	1	1
Issuance of common stock for employee stock purchase plan	6	5	6	5
Issuance of common stock for the acquisition of Zenefits	—	—	—	17
Stock based compensation expense	17	18	28	30
Ending balance	934	861	934	861

Retained Earnings (Accumulated Deficit)
Beginning balance	(83)	(133)	(120)	74
Net income	83	85	214	230
Repurchase of common stock	(8)	(33)	(98)	(382)
Awards effectively repurchased for required employee withholding taxes	(5)	(5)	(9)	(8)
Ending balance	(13)	(86)	(13)	(86)

Accumulated Other Comprehensive Income
Beginning balance	(2)	(9)	(5)	(1)
Other comprehensive loss	(4)	(3)	(1)	(11)
Ending balance	(6)	(12)	(6)	(12)
Total Stockholders' Equity, ending balance	$915	$763	$915	$763

See accompanying notes.

TRINET	32	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Operating activities
Net income	$214	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	36	29
Amortization of deferred costs	20	18
Amortization of ROU asset, lease modification, impairment, and abandonment	2	6
Stock based compensation	28	30
Other	2	2
Changes in operating assets and liabilities:
Accounts receivable, net	(1)	8
Unbilled revenue, net	12	16
Other assets and prepaid expenses, net	(24)	(17)
Other payroll assets	68	(4)
Accounts payable and other liabilities	—	2
Client deposits and other client liabilities	(27)	(23)
Accrued wages	—	196
Accrued health insurance costs, net	(5)	(23)
Accrued workers' compensation costs, net	(9)	(9)
Payroll taxes payable and other payroll withholdings	(241)	(328)
Operating lease liabilities	(8)	(8)
Net cash provided by operating activities	67	125
Investing activities
Purchases of marketable securities	(170)	(157)
Proceeds from sale and maturity of marketable securities	173	175
Acquisitions of property and equipment	(34)	(26)
Acquisition of subsidiary, net of cash acquired	—	(183)
Net cash used in investing activities	(31)	(191)
Financing activities
Repurchase of common stock	(98)	(382)
Proceeds from issuance of common stock	7	5
Revolver drawdown	495	—
Revolver repayment	(495)	—
Awards effectively repurchased for required employee withholding taxes	(9)	(8)
Net cash used in financing activities	(100)	(385)
Net decrease in cash and cash equivalents, unrestricted and restricted	(64)	(451)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,537	1,738
End of period	$1,473	$1,287

Supplemental disclosures of cash flow information
Interest paid	$12	$9
Income taxes paid, net	$58	$37
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$5	$3
See accompanying notes.

TRINET	33	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). Certain prior year amounts have been reclassified to conform to current period presentation.
Reclassifications
Certain prior year amounts within operating activities of the Consolidated Statement of Cash Flows have been reclassified to conform to current period presentation. In particular, the amortization of deferred costs, consisting of costs to obtain contracts with customers, cloud computing implementation and debt issuance costs, were previously included in depreciation and amortization and are now separately classified as Amortization of deferred costs.
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

TRINET	34	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
In previous years, we created our previously announced Recovery Credits to assist in the economic recovery of our existing PEO clients and enhance our ability to retain these clients. These credits were based on the performance of our insurance costs and were recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. The change in balance for the liability for credits previously accrued is the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$67	$35	$75	$48
(+) Accruals	—	25	—	25
(-) Distributions to clients	(17)	(34)	(25)	(47)
Balance at end of period	$50	$26	$50	$26
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2023, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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

TRINET	35	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2023 and December 31, 2022, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $59 million and $57 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of June 30, 2023 and December 31, 2022, accrued health insurance costs offsetting prepaid expenses were $77 million and $73 million, respectively.

TRINET	36	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2023			December 31, 2022
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$482	$—	$482	$354	$—	$354
Investments	—	69	69	—	76	76
Restricted cash, cash equivalents and investments:
Payroll funds collected	875	—	875	1,062	—	1,062
Collateral for health benefits claims	31	110	141	29	110	139
Collateral for workers' compensation claims	55	—	55	58	—	58
Other security deposits	3	—	3	4	—	4
Total restricted cash, cash equivalents and investments	964	110	1,074	1,153	110	1,263
Investments, noncurrent	—	146	146	—	151	151
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	24	130	154	27	123	150
Other security deposits	3	—	3	3	—	3
Total	$1,473	$455	$1,928	$1,537	$460	$1,997

TRINET	37	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2023 and December 31, 2022 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
June 30, 2023
Cash equivalents:
Money market mutual funds	Level 1	$163	$—	$—	$163	$77	$—	$86
U.S. treasuries	Level 2	26	—	—	26	26	—	—
Total cash equivalents		189	—	—	189	103	—	86
AFS Investments:
Asset-backed securities	Level 2	47	—	(2)	45	—	45	—
Corporate bonds	Level 2	122	—	(1)	121	—	96	25
Agency securities	Level 2	36	—	(1)	35	—	6	29
U.S. treasuries	Level 2	245	—	(3)	242	—	62	180
Certificate of deposit	Level 2	6	—	—	6	—	—	6
Other debt securities	Level 2	6	—	—	6	—	6	—
Total AFS Investments		$462	$—	$(7)	$455	$—	$215	$240

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2022
Cash equivalents:
Money market mutual funds	Level 1	$314	$—	$—	$314	$225	$—	$89
U.S. treasuries	Level 2	18	—	—	18	18	—	—
Total cash equivalents		332	—	—	332	243	—	89
AFS Investments:
Asset-backed securities	Level 2	42	—	(2)	40	—	40	—
Corporate bonds	Level 2	140	—	(1)	139	—	112	27
Agency securities	Level 2	33	—	(1)	32	—	5	27
U.S. treasuries	Level 2	229	—	—	229	—	62	167
Certificate of deposit	Level 2	12	—	—	12	—	—	12
Other debt securities	Level 2	8	—	—	8	—	7	1
Total AFS Investments		$464	$—	$(4)	$460	$—	$226	$234
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

TRINET	38	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.
We did not have any Level 3 financial instruments recognized in our Balance sheets as of June 30, 2023 and December 31, 2022. There were no transfers between levels as of June 30, 2023 and December 31, 2022.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2023
One year or less	$84
Over one year through five years	341
Over five years through ten years	11
Over ten years	19
Total fair value	$455
The gross proceeds from sales and maturities of AFS securities for the three and six months ended June 30, 2023 and June 30, 2022 are presented below. We had immaterial gross realized gains and losses from sales of investments for the first half of 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gross proceeds from sales	$52	$21	$84	$43
Gross proceeds from maturities	45	83	89	132
Total	$97	$104	$173	$175
Fair Value of Long-Term Debt
The fair value of our 2029 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of June 30, 2023, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $436 million.
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total accrued costs, beginning of period	$187	$199	$189	$198
Incurred
Current year	18	16	34	33
Prior years	(17)	(15)	(23)	(20)
Total incurred	1	1	11	13
Paid
Current year	(1)	(2)	(2)	(2)
Prior years	(9)	(9)	(20)	(20)
Total paid	(10)	(11)	(22)	(22)
Total accrued costs, end of period	$178	$189	$178	$189

TRINET	39	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2023	December 31, 2022
Total accrued costs, end of period	$178	$189
Collateral paid to carriers and offset against accrued costs	(5)	(7)
Total accrued costs, net of carrier collateral offset	$173	$182
Payable in less than 1 year (net of collateral paid to carriers of $1 and $2 at June 30, 2023 and December 31, 2022, respectively)	$51	$54
Payable in more than 1 year (net of collateral paid to carriers of $4 and $5 at June 30, 2023 and December 31, 2022, respectively)	122	128
Total accrued costs, net of carrier collateral offset	$173	$182
Incurred claims related to prior years represents changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2023, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of June 30, 2023 and December 31, 2022, we had $43 million for both periods of collateral held by insurance carriers of which $5 million and $7 million at June 30, 2023 and December 31, 2022, respectively was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 5. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
In March 2023, as a precaution to ensure we maintained liquidity during the uncertainty of the banking crisis that followed the failure of Silicon Valley Bank, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided, we repaid $200 million in March and the remaining $295 million in April. As of June 30, 2023, we had no borrowings outstanding under the 2021 Revolver.
The annual interest rate for borrowings under our 2021 Revolver was previously calculated based on an applicable LIBOR tenor of our choosing, plus a margin of 1.25% to 2.00%, or, at our option, the alternative base rate (ABR), plus a margin of 0.25% to 1.00%. In the second quarter of 2023, we replaced the interest rate based on LIBOR and related LIBOR-based mechanics with an interest rate based on the forward-looking Secured Overnight Financing Rate (Term SOFR). Term SOFR loans will be charged interest at the Term SOFR rate (subject to a 0.00% floor), plus a margin between 1.25% and 2.00%, depending on the borrower’s total net leverage ratio, plus a credit adjustment spread of 10 basis points for all tenors (such Term SOFR rate plus the credit adjustment spread, the "Adjusted Term SOFR Rate"). The applicable Term SOFR or ABR margin is based on our Total Leverage Ratio, as defined in the 2021 Credit Agreement. The ABR is the highest of (a) the applicable Federal Reserve Bank of New York rate in effect on such day (which rate is the greater of the Federal funds Effective Rate in effect on such day and the Overnight Bank Funding Rate in effect on such day), as defined in our 2021 Credit Agreement plus 0.50% (b) the prime rate in effect on such day, and (c) the Adjusted Term SOFR Rate for a one month interest period, as published two U.S. Government Securities Business Days prior to such day daily plus 1.00%. The interest rate for 2023 borrowings under our 2021 Revolver was 7.875% - 8.125%.
In the event TriNet Group, Inc. receives a Corporate Issuer Credit Rating that is one level below investment grade rating or higher from at least two Nationally Recognized Statistical Rating Organizations, then rating based pricing applies and, for so long as rating-based pricing applies, irrespective of the Total Leverage Ratio, the Term SOFR margin will be 1.125% and the ABR margin will be 0.125%.
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement at June 30, 2023.

TRINET	40	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

NOTE 6. COMMITMENTS AND CONTINGENCIES
Contingencies
On September 29, 2020, a class action was filed in the United States District Court for the Middle District of Florida against the directors of certain TriNet subsidiaries and other TriNet employees on behalf of a putative class of participants in two retirement plans available to TriNet’s eligible worksite employees, the TriNet 401(k) Plan and the TriNet Select 401(k) Plan. The complaint is similar to claims recently brought against a number of employers including PEOs and generally alleges that the defendants violated certain fiduciary obligations to Plan participants under the Employee Retirement Income Security Act of 1974 with respect to overseeing plan investment and recordkeeping fees. On October 21, 2022, the court issued an order declining to certify a class with respect to claims against the TriNet 401(k) Plan, but certified a class with respect to claims against the TriNet Select 401(k) Plan. On April 26, 2023, the court entered an order granting TriNet's motion for summary judgment on all remaining claims. No appeal was timely filed and the matter is closed.
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
NOTE 7. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2023 and 2022 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting.

TRINET	41	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following tables summarize RSU activity for the six months ended June 30, 2023:
Time-based RSUs

	Total Number of RSUs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	1,198,561	1,198,561	$80.75
Granted	748,096	748,096	77.22
Vested	(302,926)	(302,926)	76.34
Forfeited	(64,172)	(64,172)	82.91
Nonvested at June 30, 2023	1,579,559	1,579,559	$79.53
Performance-based RSUs

	Total Number of RSUs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	202,586	202,586	$86.82
Granted	177,067	177,067	79.05
Nonvested at June 30, 2023	379,653	379,653	$83.20
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cost of providing services	$4	$4	$7	$6
Sales and marketing	2	2	4	3
General and administrative	10	11	15	19
Systems development and programming costs	1	1	2	2
Total stock based compensation expense	$17	$18	$28	$30
Total stock based compensation capitalized	$—	$—	$1	$—
NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issued and outstanding, beginning balance	59,522,954	62,258,896	60,555,661	65,968,224
Issuance of common stock from vested restricted stock units	167,852	170,358	302,926	296,880
Issuance of common stock from exercise of stock options	41,876	43,700	81,667	72,389
Issuance of common stock for employee stock purchase plan	104,017	73,808	104,017	73,808
Issuance of common stock for the acquisition of Zenefits	—	—	—	193,221
Repurchase of common stock	(108,018)	(408,478)	(1,265,889)	(4,419,423)
Awards effectively repurchased for required employee withholding taxes	(53,721)	(50,981)	(103,422)	(97,796)
Shares issued and outstanding, ending balance	59,674,960	62,087,303	59,674,960	62,087,303
Stock Repurchases

TRINET	42	2023 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. In February 2022 and November 2022, our board of directors authorized a further $300 million and $200 million, respectively, incremental increase to this stock repurchase program. In February 2023 and July 2023, our board of directors authorized a further $300 million and $1 billion, respectively, incremental increase to this stock repurchase program. This repurchase authorization has no expiration.
NOTE 9. INCOME TAXES
Our ETR was 25% and 27% for the second quarter of 2023 and 2022, respectively and 27% and 27% for the first half of 2023 and 2022, respectively. The decrease in rates for the second quarter of 2023 compared with the same period in 2022 was primarily due to increase in tax credits and an increase in tax benefits related to stock-based compensation.
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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$83	$85	$214	$230
Weighted average shares of common stock outstanding	60	62	60	64
Basic EPS	$1.40	$1.36	$3.58	$3.62
Net income	$83	$85	$214	$230
Weighted average shares of common stock outstanding	60	62	60	64
Dilutive effect of stock options and restricted stock units	—	1	—	—
Weighted average shares of common stock outstanding	60	63	60	64
Diluted EPS	$1.38	$1.35	$3.56	$3.58

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	—	1	1	1

TRINET	43	2023 Q2 FORM 10-Q

OTHER INFORMATION	Table of Contents

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
April 1 - April 30, 2023	108,045	$80.63	108,018	$446
May 1 - May 31, 2023	52,929	$91.78	—	$446
June 1 - June 30, 2023	765	$99.61	—	$446
Total	161,739		108,018
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $1,715 million as of June 30, 2023. The total remaining authorization for future stock repurchases under our stock repurchase program was $446 million as of June 30, 2023. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $9 million of our outstanding stock during the three months ended June 30, 2023.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

TRINET	44	2023 Q2 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	3/27/2023
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Third Amendment, dated as of May 22, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties party thereto, the lenders party thereto and the Administrative Agent	8-K	001-36373	4.1	5/26/2023
10.1	TriNet Group, Inc. Amended and Restated Executive Compensation Clawback Policy					X
10.2	TriNet Group, Inc. Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

TRINET	45	2023 Q2 FORM 10-Q

EXHIBITS	Table of Contents

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

46

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: July 26, 2023	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: July 26, 2023	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	47	2023 Q2 FORM 10-Q