Form 10-Q
period 2023-09-30
TRINET GROUP, INC.
filed 2023-10-25
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 18, 2023 was 50,508,283.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2023

TRINET	2	2023 Q3 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credits	Our announced 2021 credits, which provided eligible clients with discretionary credits, subject to certain predefined conditions.
2022 Credits	Includes both of our announced 2022 credits, each of which provides eligible clients with discretionary credits, subject to certain predefined conditions.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently August 16, 2023.
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Clarus R+D	Clarus R+D Solutions, LLC
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet’s internal employees (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is not co-employed by a TriNet PEO (for example, employees of a TriNet Zenefits client)
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PPP	Paycheck Protection Program, a loan program administered by the U.S. Small Business Administration
PSR	Professional service revenues
R+D	Research and Development
Recovery Credit	Our 2020 Recovery Credit to provide eligible clients with one-time reductions against fees for future services
Recovery Credits	Collectively, our Recovery Credit, 2021 Credits, and 2022 Credits
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit

TRINET	3	2023 Q3 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
U.S.	United States
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. (dba Zenefits) and its subsidiaries

TRINET	4	2023 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: the impact of the Zenefits and Clarus R+D acquisitions on our business; our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; the impact of our ongoing efforts to ensure that our billing practices best match the expectation of our customers and the impact on our WSE count; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the effect that our stock repurchase and tender offer programs will have on our business; the repayment or voluntary redemption of our notes; our ability to leverage our scale and industry HR experience to deliver vertical focused offerings and the impact of such offerings; planned improvements to our technology platform and HRIS software; our ability to improve operating efficiencies; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, and EPLI risk; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; the impact of our plans to improve our sales performance, grow new clients, and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; our belief that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
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

TRINET	5	2023 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
proceedings; fluctuation in our results of operations and stock price due to factors outside of our control; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock by Atairos Group, Inc. and other large stockholders. Any of these factors could cause our actual results to differ materially from our anticipated results.
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

TRINET	6	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the nine months ended September 30, 2023 reflect our continuing efforts to serve our clients through the current economic uncertainty and invest in our platform.
So far in 2023 we:
•improved customer retention and sales performance,
•utilized our scale and knowledge to assist our WSEs, PEO and HRIS clients during and following the liquidity challenges in regional banks ensuring that all of our clients were able to successfully run payroll during that time,
•executed a series of transactions to rebalance our capital structure in order to achieve our targeted leverage ratios, including:
◦issued $400 million of our senior unsecured notes maturing in August 2031,
◦executed our 2023 Credit Amendment, to among other things (1) increase the aggregate capacity under our 2021 Revolver from $500 million to $700 million, and (2) extend the maturity date of our 2021 Revolver to August 16, 2028,
◦completed approximately $1 billion in share repurchases of TriNet common stock through a public tender offer in August and a private repurchase from our largest stockholder, Atairos Group, Inc. in September,
•hosted the 4th annual TriNet PeopleForce, our showcase client and prospect conference focused on business transformation, agility and innovation for SMBs, and
•successfully completed the migration of our applications to the cloud.

TRINET	7	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the third quarter and nine months ended September 30, 2023, when compared to the same periods of 2022, are noted below:
Q3 2023

	$1.2B		$116M		84%
	Total revenues		Operating income		Insurance cost ratio
	(2)%	decrease	(3)%	decrease	1%	increase

	$94M		$1.63		$109M
	Net income		Diluted EPS		Adjusted Net income *
	22%	increase	33%	increase	5%	increase

	333,286		335,741		210,863
	Average WSEs **		Total WSEs **		Average HRIS Users
	(5)%	decrease	(5)%	decrease	(15)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**	Total WSEs includes approximately 4,600 additional service recipients and Average WSEs includes approximately 1,500 additional service recipients, in each case identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”
Our total revenues decreased 2% compared to the same period in 2022, driven by lower volume due to decreases in Average WSEs. This decrease was partially offset by insurance and services fee rate increases.
During the third quarter of 2023, our Average WSEs and Total WSEs decreased 5% compared to the same periods in 2022 primarily due to the cumulative impact of lower hiring in our installed base during the past twelve months, particularly within our Technology vertical, which did not offset our normal attrition. This trend was partially offset by stronger new client additions and retention during the third quarter of 2023.
Our ICR was 1% higher compared to the same period in 2022 driven by increased health benefits utilization rates and inflation in health costs.
Lower operating expenses and lower investment losses, and higher interest income, partially offset by lower revenues, resulted in increases of net income and Adjusted Net income of 22% and 5%, respectively, as compared to the same periods in 2022.
YTD 2023

	$3.7B		$382M		83%
	Total revenues		Operating income		Insurance cost ratio
	—%	flat	(14)%	decrease	1%	increase

	$308M		$5.20		$365M
	Net income		Diluted EPS		Adjusted Net income *
	—%	flat	8%	increase	(3)%	decrease

	329,257		335,741		219,058
	Average WSEs **		Total WSEs **		Average HRIS Users
	(6)%	decrease	(5)%	decrease	(13)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**	Total WSEs includes approximately 4,600 additional service recipients and Average WSEs includes approximately 1,500 additional service recipients, in each case identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

TRINET	8	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the third quarter and nine months ended September 30, 2023 when compared to the same periods of 2022. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2022 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except operating metrics data)	2023	2022	% Change	2023	2022	% Change
Income Statement Data:
Professional service revenues	$185	$189	(2)%	$567	$565	—%
Insurance service revenues	1,037	1,052	(1)	3,110	3,094	1
Total revenues	1,222	1,241	(2)	3,677	3,659	—
Insurance costs	874	872	—	2,594	2,547	2
Operating expenses	232	249	(7)	701	669	5
Total costs and operating expenses	1,106	1,121	(1)	3,295	3,216	2
Operating income	116	120	(3)	382	443	(14)
Other income (expense):
Interest expense, bank fees and other	(10)	(22)	(55)	(23)	(33)	(30)
Interest income	18	5	260	57	8	613
Income before provision for income taxes	124	103	20	416	418	—
Income taxes	30	26	15	108	111	(3)
Net income	$94	$77	22%	$308	$307	—%

Cash Flow Data:
Net cash provided by (used in) operating activities				(43)	76	(157)
Net cash used in investing activities				(57)	(205)	(72)
Net cash used in financing activities				(523)	(392)	33

Non-GAAP measures (1):
Adjusted EBITDA	$172	173	(1)	$557	577	(3)
Adjusted Net income	$109	104	5	$365	378	(3)
Corporate Operating Cash Flows				386	436	(11)

Operating Metrics:
Insurance Cost Ratio	84%	83%	1%	83%	82%	1%
Average WSEs (2)	333,286	351,888	(5)%	329,257	348,833	(6)%
Total WSEs (2)	335,741	351,839	(5)%	335,741	351,839	(5)%
Average HRIS Users (3)	210,863	247,375	(15)%	219,058	251,707	(13)%
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    Total WSEs includes approximately 4,600 additional service recipients and Average WSEs includes approximately 1,500 additional service recipients for the third quarter of 2023, in each case identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs)".
(3)    For the nine months ended September 30, 2022, reflects HRIS Users from February 15, 2022, the date on which we acquired Zenefits, to the end of the period.

The following table summarizes our balance sheet data as of September 30, 2023 compared to December 31, 2022.

(in millions)	September 30, 2023	December 31, 2022	% Change
Balance Sheet Data:
Working capital	$150	$338	(56)%
Total assets	2,966	3,443	(14)
Debt	1,091	496	120
Total stockholders’ equity	10	775	(99)

TRINET	9	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Corporate Operating Cash Flows	• Net cash provided by (used in) operating activities, excluding the effects of:
- Assets associated with WSEs (accounts receivable, unbilled revenue, prepaid expenses, other payroll assets and other current assets) and
- Liabilities associated with WSEs (client deposits and other client liabilities, accrued wages, payroll tax liabilities and other payroll withholdings, accrued health insurance costs, accrued workers' compensation costs, insurance premiums and other payables, and other current liabilities).	• Provides information that our stockholders and management can use to evaluate our cash flows from operations independent of the current assets and liabilities associated with our WSEs.
• Enhances comparisons to prior periods and, accordingly, used as a liquidity measure to manage liquidity between corporate and WSE related activities, and to help determine and plan our cash flow and capital strategies.

(1)    Non-GAAP effective tax rate is 25.6% for the third quarter and full year of 2023 and 25.5% for the third quarter and full year of 2022, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	10	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$94	$77	$308	$307
Provision for income taxes	30	26	108	111
Stock based compensation	15	16	43	46
Interest expense, bank fees and other (1)	10	22	23	33
Depreciation and amortization of intangible assets	17	17	53	46
Amortization of cloud computing arrangements	3	1	7	3
Transaction and integration costs	3	14	15	31
Adjusted EBITDA	$172	$173	$557	$577
Adjusted EBITDA Margin	14.1%	14.0%	15.1%	15.7%
(1)    2022 Interest expense, bank fees and other includes $17M of realized investments losses on sales and impairments related to AFS securities.
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$94	$77	$308	$307
Effective income tax rate adjustment	(2)	—	1	4
Stock based compensation	15	16	43	46
Amortization of other intangible assets, net	5	5	16	13
Non-cash interest expense	—	1	1	1
Transaction and integration costs	3	14	15	31
Income tax impact of pre-tax adjustments	(6)	(9)	(19)	(24)
Adjusted Net Income	$109	$104	$365	$378

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$(43)	$76
Less: Change in WSE related other current assets	(134)	(101)
Less: Change in WSE related liabilities	(295)	(259)
Net cash used in operating activities - WSE	$(429)	$(360)
Net cash provided by operating activities - Corporate	$386	$436

TRINET	11	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We provide WSE services to individuals from the date of their hire by a TriNet client through the end of their employment and also during the post-employment period. As a result, we define WSEs to include co-employees and other individuals receiving TriNet services, such as individuals who receive COBRA benefits or are subject to K-1 tax reporting. As part of an ongoing effort to ensure that our billing practices best match the expectations of our customers, we determined in the third quarter that we under counted certain individuals who receive TriNet services in counting Total WSEs and Average WSEs. This increased our reported Total WSEs by approximately 4,600 for September 30, 2023 and Average WSEs by approximately 1,500 for the third quarter of 2023. We intend to continue our ongoing effort to ensure that our billing practices best match the expectations of our customers and we may identify additional service recipients in the future that should be included in Total WSEs and Average WSEs.
Average WSEs decreased 5% when comparing the third quarter of 2023 to the same period in 2022 primarily due to lower hiring in our installed base across most verticals during the past twelve months, especially within our Technology vertical. This trend was partially offset by stronger new client additions and retention in 2023.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs decreased 5% when compared to the same period in 2022, due to net client attrition over the past year, partially offset by improvements in new client additions and retention during 2023.
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
We continue to invest in efforts intended to enhance client experience, improve our new sales performance, and manage client attrition, through product development as well as operational and process improvements. In addition to focusing on retaining and growing our WSE base, we continue to review acquisition opportunities that would expand our product offering and provide further scale.

TRINET	12	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the third quarter and nine months ended September 30, 2023 was 210,863, and 219,058, respectively. Average HRIS Users for the third quarter and nine months ended 2022 was 247,375 and 251,707, respectively. The decrease in Average HRIS Users was primarily driven by client attrition outpacing new client additions.
Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.
We purchase workers' compensation and health benefits coverage for our WSEs. Under the insurance policies for this coverage, we bear claims costs up to a defined deductible amount. Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We set our insurance service fees for workers’ compensation and health benefits in advance for fixed benefit periods. As a result, increases in insurance costs above our projections, reflected as a higher ICR, result in lower net income. Decreases in insurance costs below our projections, reflected as a lower ICR, result in higher net income, but can be an indicator that insurance costs are developing more slowly than our projections, which are reflected in our fees, and this can have a negative impact on client retention and new sales.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Insurance costs	$874	$872	$2,594	$2,547
Insurance service revenues	1,037	1,052	3,110	3,094
Insurance Cost Ratio	84%	83%	83%	82%

ICR increased slightly for the third quarter as compared to the same period in 2022 primarily driven by lower ISR. The decrease in ISR for the third quarter was primarily driven by lower volume due to lower Average WSEs and lower health plan enrollment, partially offset by higher rates. Insurance costs increased in the third quarter as compared to the same period in 2022, despite the lower enrollments, due to higher costs associated with medical services utilization.

ICR increased slightly for the nine months ended September 30, 2023 as insurance costs grew at a higher rate than ISR. Insurance costs increased for the nine months ended September 30, 2023 due to higher costs associated with medical services utilization, in particular outpatient services and pharmacy costs. This was partially offset by lower volume due to lower Average WSEs.
Total Revenues
Our revenues consist of PSR and ISR. PSR represents fees charged to clients for processing payroll-related transactions on behalf of our PEO and HRIS clients, access to our HR expertise, employment and benefit law compliance services, other HR-related services and fees charged to access our cloud-based HRIS services. ISR

TRINET	13	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
consists of insurance-related billings and administrative fees collected from clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly total revenues per Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased 4% and 6% during the third quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings and the composition of products and services our clients receive, including Clarus R+D,
•Credit - the weighted average change in amounts recognized for our previously announced 2022 Credits, and
•HRIS - incremental HRIS cloud services revenue.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only
The decline in total revenue for the third quarter ended 2023 was primarily driven by lower average volume from our PEO services and lower health plan enrollment, partially offset by rate increases. Total revenue for the nine months ended September 30, 2023 was effectively flat as the decrease in volume related to lower Average WSEs was offset by increases in rates.

TRINET	14	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The table below provides a view of the changes in components of operating income for the third quarter and nine months ended September 30, 2023, as compared to the same periods in 2022.

(in millions)
$120	Third Quarter 2022 Operating Income
-19	Lower total revenues primarily driven by lower average volume from our PEO services and lower health plan enrollment, partially offset by rate increases.
-2	Flat insurance costs as higher health cost rates were offset by lower health plan enrollment and lower volume due to lower Average WSEs.
+17	Lower OE primarily as a result of lower spend in consulting, facilities, and tax and licenses, partially offset by higher conference and event expenses.
$116	Third Quarter 2023 Operating Income

(in millions)
$443	YTD 2022 Operating Income
+18	Higher total revenues primarily driven by rate increases and that no reduction in revenue was recognized in 2023 related to our 2022 Credits, partially offset by lower Average WSEs.
-47	Higher insurance costs primarily as a result of higher health cost rates, partially offset by lower Average WSEs.
-32	Higher OE primarily as a result of higher compensation, S&M and technology spend to improve client experience, enhance service offerings, and improve processes, including a full nine months of supporting the HRIS product, together with higher sales and marketing expenses to support sales efforts. This was partially offset by lower spend in consulting and facilities.
$382	YTD 2023 Operating Income

TRINET	15	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HRIS cloud services clients was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022		2023	2022
PEO Services	$168	$177		$527	$535
HRIS Cloud Services	17	12	12	40	30
Total	$185	$189		$567	$565

We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals and the composition of products and services our clients receive, including Clarus R+D, and
•HRIS - incremental HRIS cloud services revenue.
The decrease in PSR for the third quarter of 2023 was primarily driven by lower Average WSEs, primarily in our Technology vertical due to client attrition and lower client hiring within our installed base during the past twelve months. The decrease was partially offset by rate increases from our PEO services and higher HRIS cloud service revenue. The increase in HRIS revenues relates to the impact of termination agreements in the broker partner product as we refine our strategic broker strategy.

TRINET	16	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
PSR was flat for the nine months ended September 30, 2023 as rate increases from our PEO services, as well as the higher HRIS revenue were offset by lower WSEs, primarily in our Technology vertical due to client attrition and lower client hiring within our installed base.
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

The decrease in ISR for the third quarter was primarily driven by lower volume due to lower Average WSEs and lower health plan enrollment, offset by rate increases.

The increase in ISR for the nine months ended September 30, 2023 was primarily driven by rate increases. In addition, as part of our 2022 Credit program, we recognized a $25 million reduction in revenue in the second quarter of 2022, which did not recur in 2023. This was partially offset by lower volume due to lower Average WSEs.

TRINET	17	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

Insurance costs were approximately flat for the third quarter as higher rates were offset by lower health plan enrollment and lower volume due to lower Average WSEs. The increase in insurance costs for the nine months ended September 30, 2023 was primarily driven by higher rates, partially offset by lower volume due to lower Average WSEs. The rate increases were primarily driven by higher costs associated with medical services utilization, in particular outpatient services and pharmacy costs.

TRINET	18	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes COPS, S&M, G&A, SD&P, and D&A.
We had approximately 3,600 corporate employees as of September 30, 2023 primarily across the U.S. but also in India and Canada. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 67% and 61% of our OE in the third quarters of 2023 and 2022 and 65% in the nine months ended September 30, 2023 and 2022.

Transaction and integration costs associated with our acquisitions of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, and employee retention costs tied to ongoing employment.
During the third quarter and nine months ended September 30, 2023, OE decreased 7% and increased 5%, respectively, when compared to the same periods in 2022. During the third quarter and nine months ended September 30, 2023, the ratio of OE to total revenues was 19%.

% represents portion of compensation related expense included in operating expenses

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	19	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$249	Q3 2022 Operating Expenses
-5	COPS decreased, driven primarily by lower spend in tax and licenses, corporate insurance, and office expenses.
+3	S&M increased, driven primarily by higher conferences and events expenses and higher compensation from the growth in our sales force, partially offset by lower advertising expenses.
-12	G&A decreased, driven primarily by lower transaction and integration expenses as well as lower consulting, facilities and recruiting expenses.
-3	SD&P decreased, driven primarily by lower compensation and consulting expenses.
—	D&A was consistent with the prior period.
$232	Q3 2023 Operating Expenses

(in millions)
$669	YTD 2022 Operating Expenses
+6	COPS increased, driven primarily by higher compensation expense to support WSEs and incremental costs related to our HRIS cloud services, partially offset by lower corporate insurance and office expenses.
+35	S&M increased, driven primarily by higher compensation from the growth in our sales force, higher conference and events expenses and higher broker commissions
-11	G&A decreased, driven primarily by transaction and integration expenses as well as lower costs in consulting, facilities and recruiting expenses.
-5	SD&P decreased, driven primarily by lower compensation and consulting expenses.
+7	D&A increased, due to the amortization of intangible assets recognized for the Zenefits and Clarus R+D acquisitions.
$701	YTD 2023 Operating Expenses

TRINET	20	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary spend type drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest and dividend income from cash and investments and interest expense on our outstanding debt.

TRINET	21	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The growth in interest income for the third quarter and nine months ended September 30, 2023 was primarily driven by higher interest earned on cash deposits due to higher market interest rates in 2023.
The lower interest expense, bank fees and other for the third quarter and nine months ended September 30, 2023 was primarily due to the $17M of realized investments losses on sales and impairments related to AFS securities in the third quarter of 2022, which did not reoccur in the current year. This was partially offset by the additional interest on our newly issued 2031 Notes and our $200 million drawdown of our 2021 Revolver in order to partially fund share repurchases in the third quarter of 2023. In addition, we incurred additional interest expense earlier in 2023 related to our temporary draw-down under our 2021 Revolver following the Silicon Valley Bank failure.
Income Taxes
Our ETR was 24% and 26% for the third quarter of 2023 and 2022, respectively and 26% and 27% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in rates was primarily due to an increase in excludable income for state tax purposes, an increase in tax benefits related to stock-based compensation and a decrease in nondeductible compensation.

TRINET	22	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our principal source of liquidity for operations is derived from cash provided by operating activities. We rely on cash provided by operating activities to meet our short-term liquidity requirements, which primarily relate to the payment of corporate payroll and other operating costs, and capital expenditures. Our cash flow related to WSE payroll and benefits is generally matched by advance collection from our PEO clients. To minimize the credit risk associated with remitting the payroll and associated taxes and benefits costs, we require PEO clients to prefund the payroll and related payroll taxes and benefits costs.
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

	September 30, 2023			December 31, 2022
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$170	$—	$170	$354	$—	$354
Investments	75	—	75	76	—	76
Restricted cash, cash equivalents and investments	21	812	833	22	1,241	1,263
Other current assets	86	689	775	78	555	633
Total current assets	$352	$1,501	$1,853	$530	$1,796	$2,326

Total current liabilities	$202	$1,501	$1,703	$192	$1,796	$1,988

Working capital	$150	$—	$150	$338	$—	$338
As of September 30, 2023, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

TRINET	23	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Working capital for corporate purposes
Corporate working capital as of September 30, 2023 decreased $188 million from December 31, 2022, primarily driven by the $184 million decrease in corporate unrestricted cash and cash equivalents driven by our stock repurchases in the third quarter of 2023.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in millions)	2023			2022
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$386	$(429)	$(43)	$436	$(360)	$76
Investing activities	(56)	(1)	(57)	(199)	(6)	(205)
Financing activities	(523)	—	(523)	(392)	—	(392)
Net decrease in cash and cash equivalents, unrestricted and restricted	$(193)	$(430)	$(623)	$(155)	$(366)	$(521)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$406	$1,131	$1,537	$660	$1,078	$1,738
End of period	$213	$701	$914	$505	$712	$1,217

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(184)	$—	$(184)	$(158)	$—	$(158)
Restricted	$(9)	$(430)	$(439)	$3	$(366)	$(363)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$(43)	$76
Net cash used in operating activities - WSE	(429)	(360)
Net cash provided by operating activities - Corporate	386	436
The year-over-year change in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes, settlement of our previously announced 2022 Credits, and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.
Our corporate operating cash flows in the nine months ended September 30, 2023 decreased, when compared to the same period in 2022, primarily due to the timing of our payments of corporate obligations.

TRINET	24	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of business, partially offset by proceeds from the sale and maturity of investments.

	Nine Months Ended September 30,
(in millions)	2023	2022
Investments:
Purchases of investments	$(226)	$(337)
Proceeds from sale and maturity of investments	223	390
Acquisition of subsidiaries	—	(219)
Cash used in investments	$(3)	$(166)
Cash used in capital expenditures	$(54)	$(39)
Cash used in investing activities	$(57)	$(205)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At September 30, 2023, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of September 30, 2023, we held approximately $1.4 billion in restricted and unrestricted cash, cash equivalents and investments, of which $170 million was unrestricted cash and cash equivalents and $218 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the nine months ended September 30, 2023 and 2022, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
We had lower cash used in investing activities in the nine months ended September 30, 2023 as compared to the same period in 2022 primarily as a result of our acquisitions of Zenefits and Clarus in 2022.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2023 and 2022 consisted of our debt and equity-related activities.

	Nine Months Ended September 30,
(in millions)	2023	2022
Financing activities
Repurchase of common stock, net of issuance costs	(1,114)	(392)
Proceeds from issuance of 2031 Notes	400	—
Payment of long-term financing fees and debt issuance costs	(9)	—
Proceeds from revolving credit agreement borrowings	695	—
Repayment of borrowings under revolving credit facility	(495)
Cash used in financing activities	$(523)	$(392)
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

TRINET	25	2023 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
On August 28, 2023, we completed a public tender offer through which we repurchased 5,981,308 shares of common stock at a price of $107.00 per share, for total consideration of approximately $640 million. On September 13, 2023, we repurchased 3,364,486 shares of common stock at a price of $107.00 per share, for total consideration of approximately $360 million, through a private repurchase from our largest stockholder, Atairos Group, Inc.
During the nine months ended September 30, 2023, we repurchased 10,611,683 shares of our common stock for approximately $1.1 billion through our existing stock repurchase program in addition to 56,519 shares acquired to satisfy tax withholding obligations related to stock based compensation vesting. As of September 30, 2023, approximately $446 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In March 2023, to ensure that we maintained liquidity during the regional banking liquidity challenges, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided, we repaid $200 million in March and $295 million in April. In September of 2023, we drew down $200 million under our 2021 Revolver to partially fund our announced share repurchases in the third quarter of 2023.
In August 2023, we issued $400 million aggregate principal amount of our 2031 Notes to partially fund share repurchases in the third quarter of 2023. Refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q for further information.
In August 2023, concurrently with the issuance of the 2031 Notes, we amended certain provisions of our 2021 Credit Agreement, dated February 26, 2021, as amended, to, among other things (1) increasing the aggregate capacity under our 2021 Revolver from $500 million to $700 million and (2) extending the maturity date of our 2021 Revolver to August 16, 2028.
Capital Resources
As of September 30, 2023, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolving credit facility. In September of 2023, we drew down $200 million of this revolver to partially fund our third quarter of 2023 share repurchases. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at September 30, 2023.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2022 Form 10-K.
Recent Accounting Pronouncements
There have been no material changes to our recent accounting pronouncements as discussed in our 2022 Form 10-K.

TRINET	26	2023 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at September 30, 2023 and December 31, 2022.
As of September 30, 2023, we had drawn down $200 million under our floating rate 2021 Revolver. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of September 30, 2023 over the next twelve months was not material.

TRINET	27	2023 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	28	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share data)	2023	2022	2023	2022
Professional service revenues	$185	$189	$567	$565
Insurance service revenues	1,037	1,052	3,110	3,094
Total revenues	1,222	1,241	3,677	3,659
Insurance costs	874	872	2,594	2,547
Cost of providing services	74	79	231	225
Sales and marketing	75	72	214	179
General and administrative	51	63	154	165
Systems development and programming	15	18	49	54
Depreciation and amortization of intangible assets	17	17	53	46
Total costs and operating expenses	1,106	1,121	3,295	3,216
Operating income	116	120	382	443
Other income (expense):
Interest expense, bank fees and other	(10)	(22)	(23)	(33)
Interest income	18	5	57	8
Income before provision for income taxes	124	103	416	418
Income taxes	30	26	108	111
Net income	$94	$77	$308	$307
Other comprehensive income (loss), net of income taxes	(2)	7	(3)	(4)
Comprehensive income	$92	$84	$305	$303

Net income per share:
Basic	$1.65	$1.23	$5.23	$4.85
Diluted	$1.63	$1.22	$5.20	$4.81
Weighted average shares:
Basic	57	62	59	63
Diluted	58	63	59	64
See accompanying notes.

TRINET	29	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$170	$354
Investments	75	76
Restricted cash, cash equivalents and investments	833	1,263
Accounts receivable, net	21	19
Unbilled revenue, net	404	375
Prepaid expenses, net	75	71
Other payroll assets	226	122
Other current assets	49	46
Total current assets	1,853	2,326
Restricted cash, cash equivalents and investments, noncurrent	154	153
Investments, noncurrent	143	151
Property and equipment, net	16	24
Operating lease right-of-use asset	24	31
Goodwill	462	462
Software and other intangible assets, net	169	163
Other assets	145	133
Total assets	$2,966	$3,443
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$109	$98
Client deposits and other client liabilities	73	106
Accrued wages	458	437
Accrued health insurance costs, net	183	174
Accrued workers' compensation costs, net	51	54
Payroll tax liabilities and other payroll withholdings	804	1,087
Operating lease liabilities	15	15
Insurance premiums and other payables	10	17
Total current liabilities	1,703	1,988
Long-term debt, noncurrent	1,091	496
Accrued workers' compensation costs, noncurrent, net	122	128
Deferred taxes	5	8
Operating lease liabilities, noncurrent	30	41
Other non-current liabilities	5	7
Total liabilities	2,956	2,668
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022)
Common stock and additional paid-in capital	953	899
($0.000025 par value per share; 750,000,000 shares authorized; 50,507,590 and 60,555,661 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)
Accumulated deficit	(935)	(119)
Accumulated other comprehensive loss	(8)	(5)
Total stockholders' equity	10	775
Total liabilities & stockholders' equity	$2,966	$3,443
See accompanying notes.

TRINET	30	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total Stockholders' Equity, beginning balance	$915	$763	$775	$881
Common Stock and Additional Paid-In Capital
Beginning balance	934	861	899	808
Issuance of common stock from exercise of stock options	3	—	3	1
Issuance of common stock for employee stock purchase plan	—	—	6	5
Issuance of common stock for the acquisition of Zenefits	—	—	—	17
Stock based compensation expense	16	17	45	47
Ending balance	953	878	953	878

Retained Earnings (Accumulated Deficit)
Beginning balance	(13)	(86)	(120)	74
Net income	94	77	308	307
Repurchase of common stock	(1,004)	(1)	(1,102)	(383)
Stock repurchase excise tax	(7)	—	(7)	—
Awards effectively repurchased for required employee withholding taxes	(5)	(7)	(14)	(15)
Ending balance	(935)	(17)	(935)	(17)

Accumulated Other Comprehensive Income
Beginning balance	(6)	(12)	(5)	(1)
Other comprehensive income (loss)	(2)	7	(3)	(4)
Ending balance	(8)	(5)	(8)	(5)
Total Stockholders' Equity, ending balance	$10	$856	$10	$856

See accompanying notes.

TRINET	31	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating activities
Net income	$308	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	53	48
Amortization of deferred costs	31	26
Amortization of ROU asset, lease modification, impairment, and abandonment	5	15
Stock based compensation	43	46
Deferred income taxes	(2)	1
Provision for doubtful accounts	2	1
Losses and impairment on investments	—	18
Losses from disposition of assets	—	3
Other	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4)	10
Unbilled revenue, net	(29)	(38)
Prepaid expenses, net	(4)	3
Other assets	(44)	(30)
Other payroll assets	(104)	(56)
Accounts payable and other liabilities	9	5
Client deposits and other client liabilities	(33)	(43)
Accrued wages	21	40
Accrued health insurance costs, net	9	(10)
Accrued workers' compensation costs, net	(9)	(5)
Payroll taxes payable and other payroll withholdings	(283)	(252)
Operating lease liabilities	(13)	(13)
Net cash provided by (used in) operating activities	(43)	76
Investing activities
Purchases of marketable securities	(226)	(337)
Proceeds from sale and maturity of marketable securities	223	390
Acquisitions of property and equipment	(54)	(39)
Acquisition of subsidiary, net of cash acquired	—	(219)
Net cash used in investing activities	(57)	(205)
Financing activities
Repurchase of common stock	(1,109)	(383)
Proceeds from issuance of common stock	9	6
Proceeds from issuance of 2031 Notes	400	—
Awards effectively repurchased for required employee withholding taxes	(14)	(15)
Proceeds from revolving credit agreement borrowings	695	—
Payment of long-term financing fees and debt issuance costs	(9)	—
Repayment of borrowings under revolving credit facility	(495)	—
Net cash used in financing activities	(523)	(392)
Net decrease in cash and cash equivalents, unrestricted and restricted	(623)	(521)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,537	1,738
End of period	$914	$1,217

Supplemental disclosures of cash flow information
Interest paid	$21	$18
Income taxes paid, net	$89	$60
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$2	$7
Acquisitions of subsidiaries paid in stock	$—	$4
See accompanying notes.

TRINET	32	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us) provides comprehensive HCM solutions for small and medium-size businesses under both a co-employment model and an administrative services only model. These HCM solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through our PEO service model, we are the employer of record for certain employment-related administrative and regulatory purposes for the WSEs, including:
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
Basis of Presentation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior year amounts have been reclassified to conform to current period presentation.
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

TRINET	33	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$50	$26	$75	$48
(+) Accruals	—	—	—	25
(-) Distributions to clients	(8)	(1)	(33)	(48)
Balance at end of period	$42	$25	$42	$25
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the nine months ended September 30, 2023, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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

TRINET	34	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of September 30, 2023 and December 31, 2022, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $49 million and $57 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of September 30, 2023 and December 31, 2022, accrued health insurance costs offsetting prepaid expenses were $78 million and $73 million, respectively.

TRINET	35	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
We also invest available corporate funds, primarily in fixed income securities which meet the requirements of our corporate investment policy and are classified as AFS.
Our total cash, cash equivalents and investments are summarized below:

	September 30, 2023			December 31, 2022
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$170	$—	$170	$354	$—	$354
Investments	—	75	75	—	76	76
Restricted cash, cash equivalents and investments:
Payroll funds collected	635	—	635	1,062	—	1,062
Collateral for health benefits claims	31	110	141	29	110	139
Collateral for workers' compensation claims	55	—	55	58	—	58
Other security deposits	2	—	2	4	—	4
Total restricted cash, cash equivalents and investments	723	110	833	1,153	110	1,263
Investments, noncurrent	—	143	143	—	151	151
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	21	133	154	27	123	150
Other security deposits	—		—	3	—	3
Total	$914	$461	$1,375	$1,537	$460	$1,997

TRINET	36	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of September 30, 2023 and December 31, 2022 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
September 30, 2023
Cash equivalents:
Money market mutual funds	Level 1	$134	$—	$—	$134	$47	$—	$87
U.S. treasuries	Level 2	4	—	—	4	4	—	—
Total cash equivalents		138	—	—	138	51	—	87
AFS Investments:
Asset-backed securities	Level 2	45	—	(1)	44	—	44	—
Corporate bonds	Level 2	131	—	(1)	130	—	102	28
Agency securities	Level 2	40	—	(1)	39	—	11	28
U.S. treasuries	Level 2	241	—	(5)	236	—	57	179
Certificate of deposit	Level 2	7	—	—	7	—	—	7
Other debt securities	Level 2	5	—	—	5	—	5	—
Total AFS Investments		$469	$—	$(8)	$461	$—	$219	$242

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2022
Cash equivalents:
Money market mutual funds	Level 1	$314	$—	$—	$314	$225	$—	$89
U.S. treasuries	Level 2	18	—	—	18	18	—	—
Total cash equivalents		332	—	—	332	243	—	89
AFS Investments:
Asset-backed securities	Level 2	42	—	(2)	40	—	40	—
Corporate bonds	Level 2	140	—	(1)	139	—	112	27
Agency securities	Level 2	33	—	(1)	32	—	5	27
U.S. treasuries	Level 2	229	—	—	229	—	62	167
Certificate of deposit	Level 2	12	—	—	12	—	—	12
Other debt securities	Level 2	8	—	—	8	—	7	1
Total AFS Investments		$464	$—	$(4)	$460	$—	$226	$234
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

TRINET	37	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. There were no transfers between levels as of September 30, 2023 and December 31, 2022.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	September 30, 2023
One year or less	$117
Over one year through five years	312
Over five years through ten years	12
Over ten years	20
Total fair value	$461
The gross proceeds from sales and maturities of AFS securities for the three and nine months ended September 30, 2023 and September 30, 2022 are presented below. We had immaterial gross realized gains and losses from sales of investments for the nine months ended September 30, 2023 and $11 million of gross realized losses and immaterial gross realized gains for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gross proceeds from sales	$31	$177	$115	$219
Gross proceeds from maturities	19	49	108	181
Total	$50	$226	$223	$400
Fair Value of Long-Term Debt
The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of September 30, 2023, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $423 million and $396 million, respectively. As of December 31, 2022, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $413 million.
Our 2021 Revolver is a floating rate debt. At September 30, 2023 and December 31, 2022, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

TRINET	38	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total accrued costs, beginning of period	$178	$189	$189	$198
Incurred
Current year	13	18	47	51
Prior years	(2)	(3)	(25)	(23)
Total incurred	11	15	22	28
Paid
Current year	(4)	(4)	(6)	(6)
Prior years	(7)	(8)	(27)	(28)
Total paid	(11)	(12)	(33)	(34)
Total accrued costs, end of period	$178	$192	$178	$192
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	September 30, 2023	December 31, 2022
Total accrued costs, end of period	$178	$189
Collateral paid to carriers and offset against accrued costs	(5)	(7)
Total accrued costs, net of carrier collateral offset	$173	$182
Payable in less than 1 year (net of collateral paid to carriers of $1 and $2 at September 30, 2023 and December 31, 2022, respectively)	$51	$54
Payable in more than 1 year (net of collateral paid to carriers of $4 and $5 at September 30, 2023 and December 31, 2022, respectively)	122	128
Total accrued costs, net of carrier collateral offset	$173	$182
Incurred claims related to prior years represents changes in estimates for ultimate losses on workers' compensation claims. For the three and nine months ended September 30, 2023, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of September 30, 2023 and December 31, 2022, we had $43 million for both periods of collateral held by insurance carriers of which $5 million and $7 million at September 30, 2023 and December 31, 2022, respectively was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.

TRINET	39	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 5. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENTS
The following table summarizes our senior notes payable at September 30, 2023 and December 31, 2022:

(Dollars in millions)	Annual contractual interest rate	Effective interest rate	Principal amount	Deferred issuance costs	Less: current portion	Long-term debt, noncurrent
						September 30, 2023	December 31, 2022

2029 Notes	3.50%	3.67%	$500	$(4)	$—	$496	$496
2031 Notes	7.125%	7.290%	$400	$(5)	$—	$395	$—
In March 2023, as a precaution to ensure we maintained liquidity during the uncertainty of the banking crisis that followed the failure of Silicon Valley Bank, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided, we repaid $200 million in March and the remaining $295 million in April. In September of 2023, we drew down $200 million of this revolver to partially fund our third quarter of 2023 share repurchases.
In February 2021, we issued $500 million aggregate principal of 3.50% senior unsecured notes maturing in March 2029 (our 2029 Notes). In August 2023, we issued $400 million aggregate principal of 7.125% senior unsecured notes maturing in August 2031 (our 2031 Notes). Interest payments on the 2031 Notes are due semi-annually in arrears on February 15 and August 15, beginning on February 15, 2024. We used the net proceeds to fund an equity tender offer and a private share repurchase, each of which were executed in the third quarter of 2023 (including the related fees and expenses).
We may voluntarily redeem all or a part of the 2031 Notes on or after August 15, 2026, on any one or more occasions, at the redemption prices set forth in the indenture governing the 2031 Notes, plus, in each case, accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to August 15, 2026, we may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2031 Notes outstanding under the indenture governing the 2031 Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.125% of the principal amount of the 2031 Notes then outstanding, plus accrued and unpaid interest thereon, if any, to, but excluding the applicable redemption date. At any time prior to August 15, 2026, we may also redeem all or a part of the 2031 Notes at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
In August 2023, concurrently with the issuance of the 2031 Notes, we amended certain provisions of our credit agreement, dated February 26, 2021, as amended, to, among other things (1) increasing the aggregate capacity under our 2021 Revolver from $500 million to $700 million and (2) extending the maturity date of our 2021 Revolver to August 16, 2028.
The annual interest rate for borrowings under our 2021 Revolver was previously calculated based on an applicable LIBOR tenor of our choosing, plus a margin of 1.25% to 2.00%, or, at our option, the alternative base rate (ABR), plus a margin of 0.25% to 1.00%. In the second quarter of 2023, we replaced the interest rate based on LIBOR and related LIBOR-based mechanics with an interest rate based on the forward-looking Secured Overnight Financing Rate (Term SOFR). Term SOFR loans will be charged interest at the Term SOFR rate (subject to a 0.00% floor), plus a margin between 1.25% and 2.00%, depending on the borrower’s total net leverage ratio, plus a credit adjustment spread of 10 basis points for all tenors (such Term SOFR rate plus the credit adjustment spread, the "Adjusted Term SOFR Rate"). The applicable Term SOFR or ABR margin is based on our Total Leverage Ratio, as defined in the 2021 Credit Agreement. The ABR is the highest of (a) the applicable Federal Reserve Bank of New York rate in effect on such day (which rate is the greater of the Federal funds Effective Rate in effect on such day and the Overnight Bank Funding Rate in effect on such day), as defined in our 2021 Credit Agreement plus 0.50% (b) the prime rate in effect on such day, and (c) the Adjusted Term SOFR Rate for a one month interest period, as published by two U.S. Government Securities Business Days prior to such day daily plus 1.00%. The interest rate for 2023 borrowings under our 2021 Revolver was 7.875% - 8.125%.
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

TRINET	40	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement, 2029 Notes and 2031 Notes at September 30, 2023.
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

TRINET	41	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following tables summarize RSU activity for the nine months ended September 30, 2023:
Time-based RSUs

	Total Number of RSUs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	1,198,561	1,198,561	$80.75
Granted	755,789	755,789	77.56
Vested	(464,051)	(464,051)	76.36
Forfeited	(89,029)	(89,029)	82.57
Nonvested at September 30, 2023	1,401,270	1,401,270	$80.02
Performance-based RSUs

	Total Number of RSUs	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	202,586	202,586	$86.82
Granted	177,067	177,067	79.05
Nonvested at September 30, 2023	379,653	379,653	$83.20
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Cost of providing services	$3	$3	$10	$10
Sales and marketing	2	2	6	5
General and administrative	9	9	24	28
Systems development and programming costs	1	2	3	3
Total stock based compensation expense	$15	$16	$43	$46
Total stock based compensation capitalized	$1	$—	$2	$1
NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issued and outstanding, beginning balance	59,674,960	62,087,303	60,555,661	65,968,224
Issuance of common stock from vested restricted stock units	161,125	199,171	464,051	496,051
Issuance of common stock from exercise of stock options	73,818	21,750	155,485	94,139
Issuance of common stock for employee stock purchase plan	—	—	104,017	73,808
Issuance of common stock for the acquisition of Zenefits	—	—	—	193,221
Repurchase of common stock	(9,345,794)	—	(10,611,683)	(4,419,423)
Awards effectively repurchased for required employee withholding taxes	(56,519)	(78,718)	(159,941)	(176,514)
Shares issued and outstanding, ending balance	50,507,590	62,229,506	50,507,590	62,229,506

TRINET	42	2023 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
In August 2023, we completed a tender offer through which we repurchased 5,981,308 shares of common stock at a price of $107.00 per share, for total consideration of approximately $640 million. In September 2023, we repurchased 3,364,486 shares of common stock at a price of $107.00 per share, for total consideration of approximately $360 million, through a purchase agreement with our largest stockholder, Atairos Group, Inc.
NOTE 9. INCOME TAXES
Our ETR was 24% and 26% for the third quarter of 2023 and 2022, respectively and 26% and 27% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in rates was primarily due to an increase in excludable income for state tax purposes, an increase in tax benefits related to stock-based compensation and a decrease in nondeductible compensation.
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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$94	$77	$308	$307
Weighted average shares of common stock outstanding	57	62	59	63
Basic EPS	$1.65	$1.23	$5.23	$4.85
Net income	$94	$77	$308	$307
Weighted average shares of common stock outstanding	57	62	59	63
Dilutive effect of stock options and restricted stock units	1	1	—	1
Weighted average shares of common stock outstanding	58	63	59	64
Diluted EPS	$1.63	$1.22	$5.20	$4.81

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	—	1	1	1

TRINET	43	2023 Q3 FORM 10-Q

OTHER INFORMATION	Table of Contents

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
July 1 - July 31, 2023	2,697	$95.20	—	$1,446
August 1 - August 31, 2023	6,034,609	$107.00	5,981,308	$806
September 1 - September 30, 2023	3,365,007	$107.00	3,364,486	$446
Total	9,402,313		9,345,794
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $2,715 million as of September 30, 2023. The total remaining authorization for future stock repurchases under our stock repurchase program was $446 million as of September 30, 2023. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $1 billion of our outstanding stock during the three months ended September 30, 2023.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
On August 3, 2023, Alex Warren, our Chief Revenue Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Warren Plan”). The first possible trade date under the Warren Plan is November 17, 2023, and the end date of the Warren Plan is January 7, 2025 (subject to customary exceptions), for a duration of approximately one year and five months. The Warren Plan calls for the sale of an amount of shares that Mr. Warren could receive upon the future vesting of certain outstanding and expected equity awards, net of any shares withheld by us to satisfy applicable taxes. The exact number of shares to be sold pursuant to the Warren Plan depends on the number of shares to be withheld by us and the amount of any additional equity awards that may be granted and that will vest during the duration of the Warren Plan, among other

TRINET	44	2023 Q3 FORM 10-Q

OTHER INFORMATION	Table of Contents
factors. For purposes of this disclosure, without taking into account any future equity awards or subtracting any shares to be withheld upon future vesting events, the aggregate number of shares currently expected to be sold pursuant to the Warren Plan is 32,217.

TRINET	45	2023 Q3 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	3/27/2023
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee					X
10.1	Fourth Amendment, dated as of August 16, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties party thereto, the lenders party thereto and the Administrative Agent	8-K	001-36373	10.1	8/16/2023
10.2	Repurchase Agreement by and between TriNet Group, Inc. and AGI-T, L.P., dated as of July 30, 2023	8-K	001-36373	10.1	7/31/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	46	2023 Q3 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: October 25, 2023	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: October 25, 2023	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	47	2023 Q3 FORM 10-Q