Form 10-K
period 2023-12-31
TRINET GROUP, INC.
filed 2024-02-15
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023, was $3.6 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 8, 2024 was 50,567,866.

Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 23, 2024, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year Ended December 31, 2023

GLOSSARY	Table of Contents
Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part I, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

2018 Term Loan	Our $425 million term loan A executed in June 2018 and repaid in 2021
2021 Credits	Our announced 2021 credits, which provided eligible clients with discretionary credits, subject to certain predefined conditions.
2022 Credits	Includes both of our announced 2022 credits, each of which provides eligible clients with discretionary credits, subject to certain predefined conditions.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently August 16, 2023.
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
ARPA	American Rescue Plan Act
ASC	Accounting Standards Codification
ASO	Administrative Services Organization
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid Relief and Economic Security Act
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
CIRT	Cybersecurity Incident Response Team
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet's internal employee (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
COVID-19	Novel coronavirus
CPRA	California Privacy Rights Act
CSO	Chief Security Officer
D&A	Depreciation and amortization expenses
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERM	Enterprise Risk Management
ERP	Enterprise Resource Planning
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FFCRA	Families First Coronavirus Response Act
FLSA	Fair Labor Standards Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HIPAA	Health Insurance Portability and Accountability Act

TRINET	1	2023 FORM 10-K

GLOSSARY	Table of Contents

HITECH Act	Health Information Technology for Economic and Clinical Health Act
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of a TriNet Zenefits client)
IBNP	Incurred but not yet paid
IBNR	Incurred but not yet reported
ICR	Insurance cost ratio
IGP	Indemnity Guarantee Payment
IRC	Incident Review Committee
IRCF	Integrated Risk and Control Framework
IRM	Information Risk Management
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LDF	Loss development factor
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEWA	Multiple Employer Welfare Arrangement
OE	Operating expenses
OMS	Open Market Solutions offering that includes Broker Select and Broker Flex offerings
PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PFC	Payroll funds collected
PHI	Protected Health Information
PSR	Professional service revenues
R&D	Research and Development
Recovery Credit	Our 2020 Recovery Credit to provide eligible clients with one-time reductions against fees for future services
Recovery Credits	Collectively, our Recovery Credit, 2021 Credits, and 2022 Credits
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
TCJA	Tax Cuts and Jobs Act
TriNet Clarus R+D	Clarus R+D Solutions, LLC
U.S.	United States
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. and its subsidiaries

TRINET	2	2023 FORM 10-K

BUSINESS	Table of Contents

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report on Form 10-K (Form 10-K), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “impact,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: market response to new support, service and product offerings, including our Enrich, Broker Select and tax credit products; our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; the impact that stopping our discretionary credit program may have on client loyalty and attrition; the impact of our ongoing efforts to ensure that our billing practices best match the expectations of our customers and the impact on our WSE count; the impact of our TriNet PeopleForce conference; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the effect that our stock repurchase program will have on our business; the impact of our vertical approach; our ability to leverage our scale and industry HR experience to deliver vertical focused offerings; the impact of planned improvements to our technology platform and HRIS software and whether they will meet the needs of our current clients and attract new ones; the implementation of our ERP system and its impact on our internal financial controls and operations; our ability to improve operating efficiencies; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, and EPLI risk; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.

Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout this Form 10-K, including under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, and in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of discontinuing our discretionary credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to protect against and remediate cyber-attacks, breaches, disclosures and other data-related incidents, whether intentional or inadvertent and whether attributable to us or our service providers; our ability to comply with evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; the impact of new and changing laws regarding

TRINET	3	2023 FORM 10-K

BUSINESS	Table of Contents

remote work; our ability to comply with the licensing requirements that govern our solutions; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operations and stock price due to factors outside of our control; our ability to comply with the restrictions of our credit facility and meet our debt obligations; and the impact of concentrated ownership in our stock by Atairos and other large stockholders. Any of these factors could cause our actual results to differ materially from our anticipated results.

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

TRINET	4	2023 FORM 10-K

BUSINESS	Table of Contents

PART I
Item 1. Business
TriNet is a leading provider of comprehensive and flexible HCM solutions designed to address a wide range of SMB needs as they change over time. Our flexible HCM solutions free SMBs from HR complexities and empower SMBs to focus on what matters most - growing their business and enabling their people.
TriNet offers access to human capital expertise, benefits, payroll, risk mitigation and compliance, all enabled by industry leading technology capabilities. TriNet's suite of products also includes services and software-based solutions to help streamline workflows by connecting HR, benefits, payroll, time and attendance, and employee engagement. Clients can use our industry tailored PEO services and technology platform to receive the full benefit of our HCM services enabling their WSEs to participate in our TriNet-sponsored employee benefit plans. Clients can alternatively choose to use our self-directed, cloud-based HRIS software solution and add HR services such as payroll and access to benefits management as needed. By providing PEO and HRIS services, we believe that we can support a wider range of SMBs and create a pipeline of HRIS clients that may be able to benefit from and transition to TriNet’s higher-touch PEO services at future points in their business lifecycle. In order to better serve TriNet’s customers throughout their business lifecycle, we are investing in our technology platform so that it can accommodate both PEO and HRIS customers.
Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. In 2023, we processed $72 billion in payroll and payroll taxes for our clients and ended the year with approximately 22,600 clients, 347,500 WSEs and 200,800 HRIS Users primarily in the U.S.
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
PEO Services

TriNet has historically focused almost exclusively on the PEO business and PEO services remain our core business. Our PEO services offer clients our most complete HCM solution generally including all of the services described below. We leverage our scale and industry HR experience to deliver our PEO service offerings tailored for SMBs in specific industry verticals. We believe our vertical approach is a key differentiator for us and creates additional value for our clients by addressing their industry-specific HR needs. We offer six industry-tailored vertical PEO services: TriNet Financial Services, TriNet Life Sciences, TriNet Main Street, TriNet Nonprofit, TriNet Professional Services, and TriNet Technology.

HRIS Services
Our HRIS services primarily consists of our self-directed, cloud-based HRIS software solution which allows clients to manage their HR needs and the option to add tools such as payroll processing and benefits management to provide HCM solutions that flex dynamically over time based on the needs of our clients. Our HRIS services do not include access to our co-employment services, or access to our TriNet sponsored health benefit plans. However, these services can also include tax credit support via our TriNet Clarus R+D team, additional cloud-based software integrations and incremental administrative services.

TRINET	5	2023 FORM 10-K

BUSINESS	Table of Contents

Our Services
Our comprehensive HR solutions include the following capabilities:

HR CONSULTING EXPERTISE	BENEFIT OPTIONS	PAYROLL SERVICES	RISK MITIGATION	TECHNOLOGY PLATFORM

HR Expertise
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
We also offer PEO clients the option to obtain their own client-sponsored benefits through our OMS product family. Our OMS clients receive PEO services like HR, payroll, payroll tax, and risk management from TriNet while sponsoring their own health benefits obtained through a broker.
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

TRINET	6	2023 FORM 10-K

BUSINESS	Table of Contents

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
Through TriNet Clarus R+D, we also help SMBs take advantage of federal and state payroll tax credits, particularly PATH Act R&D tax credits, one of the largest payroll tax incentives available to US businesses. TriNet Clarus R+D uses a proprietary software solution and payroll tax experts to support clients and help them determine their tax credits. SMBs do not need to use TriNet’s PEO or HRIS services to use TriNet Clarus R+D's tax credit services.
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
Our PEO services provide fully-insured workers' compensation insurance coverage for our clients and WSEs through insurance policies that we negotiate with third-party insurance carriers. We manage the deductible risk that we assume in connection with these policies by being selective in the types of businesses that we take on as new clients, and by monitoring claims data and performance of our carriers and third-party claims management service providers. In addition, we advise clients on workers’ compensation best practices, including by performing workplace assessment consultations and assisting with client efforts to identify conditions or practices that might lead to employee injuries.
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
Technology Platform
We currently use separate technology platforms for our PEO and HRIS clients. Our PEO technology platform includes online and mobile tools that allow our clients and WSEs to store, view, and manage HR information and administer a variety of HR transactions, such as payroll processing, tax administration, tax credits, employee onboarding and termination, employee performance, time and attendance, compensation reporting, expense management, and benefits enrollment and administration. Our online tools also incorporate workforce analytics, allowing PEO clients to generate HR, payroll, total compensation and other custom reports.
Our HRIS software allows our HRIS clients to manage most of the same functions as our PEO technology platform and it is optimized to provide HRIS clients with customizable and flexible reporting tools and analytics to fit specific client needs. Our TriNet Clarus R+D tax credit services use a proprietary cloud-based software platform to simplify and support various state and federal tax credits for SMBs.

TRINET	7	2023 FORM 10-K

BUSINESS	Table of Contents

Our PEO Co-Employment Model
Our PEO services operate using a co-employment model, under which employment-related responsibilities are allocated by contract between us and our PEO clients. The co-employment model allows WSEs to receive the full benefit of our services, including providing WSEs with access to TriNet-sponsored employee benefit plan offerings. Each of our PEO clients enters into a client service agreement with us that defines the suite of services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our clients as co-employers. WSEs also separately acknowledge the co-employment relationship and the allocation of employment-related responsibilities between TriNet and the client co-employer. The division of responsibilities under our client service agreements is typically as follows:
TriNet Responsibilities
We generally assume responsibility for, and manage certain risks associated with:
•payments of salaries, wages and certain other compensation to WSEs from our own bank accounts (based on client reports and payments), including the processing of garnishment and wage deduction orders,
•reporting of wages, withholding and deposit of associated payroll taxes as the employer of record,
•provision and maintenance of workers' compensation insurance and workers' compensation claims processing,
•access to, and administration of, group health, welfare, and retirement benefits to WSEs under TriNet-sponsored benefit plans,
•compliance with applicable law for certain TriNet-sponsored employee benefits offered to WSEs,
•administration of unemployment claims and post-employment COBRA benefits, and
•provision of various HR policies and agreements, including employee handbooks and worksite employee agreements describing the co-employment relationship.
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

TRINET	8	2023 FORM 10-K

BUSINESS	Table of Contents

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
Market Trends and Developments Affecting Our Business in 2023

The U.S. economy grew modestly during 2023 with unemployment remaining low while inflation began to abate over the year. We observed the following industry trends in 2023:
•SMB Economic Performance. Over any year, SMBs generally experience staffing changes, either resulting in a net increase or decrease in staffing. In 2023 the extent of net staffing increases differed significantly based on industry and geographic region. Our clients experienced significant staffing reductions in the technology sector, and reductions in the professional services sector, while staffing levels in other industries remained stable. Overall in 2023, our SMB clients still increased their staffing, however the increase was significantly lower overall than historic trends.
•Continued Insurance Cost Variability and Volatility. In 2023, we experienced increased health benefits utilization and inflation in health costs. We believe this occurred in part due to market-wide pharmaceutical price increases, as well as the impact of rising wages and other costs which led to increased costs associated with contract renewals between health insurers and health care providers. These higher costs over the year were and continue to be reflected in 2023 health claims.
•Tax Credit Backlogs. Many of the key economic assistance programs that SMBs relied on during the COVID-19 pandemic have now expired, including the Employee Retention Tax Credit (ERTC). Although these programs have expired, processing backlogs and a temporary halt in September 2023 in processing new ERTC claims at the IRS have resulted in many SMBs, including some of our clients, continuing to wait to receive their tax credits. In many cases, SMBs still participated in these programs retroactively via payroll tax filing amendments. The regulatory uncertainty surrounding the end date for the filing of ERTC claims and its impact on our PEO clients in particular exacerbates this trend and its impact.
•Interest Rates. The same rise in interest rates that is contributing to lower overall hiring among our SMB clients also contributed to higher interest income we receive on our cash deposits and higher interest expense on our debt. While the Federal Reserve's last increase to the Federal Funds Rate was in the middle of 2023, the impacts of the higher rates continue to contribute to our earnings, as well as contributed to higher interest costs as we issued debt and borrowed on our credit line in August and September of 2023.
•Privacy Laws and Regulations. We have seen increased focus at every level of government inside and outside of the United States on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, as well as the growing use of artificial intelligence. As the patchwork of laws becomes increasingly complex, we expect the effort and cost of complying with all of the requirements to also increase and the likelihood of compliance failures to rise.
•PEO Benefit Plan Legislation. We saw an increase in state efforts to regulate PEO health plans. For example, new legislation and proposed rules in New Mexico seek to prevent WSEs of small group employers from participating in PEO-sponsored large group market health plans, with the exception for plans the PEOs register as MEWAs under state law. State regulations on PEO health plans can limit our options for providing TriNet sponsored benefits to our PEO clients or eliminate those benefits entirely, so we devote substantial time and resources to monitor and respond to these developments. We expect to continue to see similar legislative and regulatory efforts across the country.

TRINET	9	2023 FORM 10-K

BUSINESS	Table of Contents

For more information regarding the developments above, refer to Part II, Item 7. MD&A in this Form 10-K Part I, Item 1A. Risk Factors, and Part I, Item 1C. Cybersecurity.
Our Technology and Service Development Efforts
We continued to make significant investments in our PEO and HRIS technology platforms. These investments are intended to provide our clients, WSEs, and HRIS Users with enhanced functionality, ease of use, HR management options, security and an optimized user experience. We intend to continue making these and other similar investments in 2024 and beyond. We believe the continued investment in improving our technology will drive operating efficiencies and improve client retention and satisfaction over the long term.
In 2023, we began combining our PEO and HRIS technology platform into a single modern cloud-based platform that can support all of our customers with a technology that enables more self-service capabilities. By creating these new cloud-based services we are able to invest in common services that can benefit both our PEO and HRIS customers. These cloud services are easier to deploy, modify and maintain which will allow us, over time, to achieve faster time to market. The first services on this next generation cloud-based platform went live in 2023 and as we continue to bring more innovation to our entire customer base we expect that our investment and prioritization in this area will increase. We believe this will enable us to service SMBs throughout a larger portion of their lifecycle. Additionally, our TriNet Clarus R+D cloud-based software platform allows us to serve our existing SMB clients and to serve SMBs that are not currently a client of our PEO or HRIS services with tax credit support services. The services we provide through our HRIS and TriNet Clarus R+D software platforms create a potential pipeline of SMB clients that may benefit from, and transition to, TriNet’s higher-touch PEO services at future points in their lifecycle.
In 2023 TriNet moved all of our applications, computing and storage to the cloud in a multi-cloud strategy which enabled the shutdown of all on-premise data centers. We believe this cloud migration will enable TriNet to deploy solutions quickly and manage costs effectively by taking advantage of the ability to expand or change with our growing needs while allowing our colleagues to focus on high value activities in support of our customers. This strategy is aligned with our sustainability goals to reduce waste and improve energy consumption.
Our Clients and Geographies
Our clients are distributed across a variety of industries. We support these different clients using our suite of HCM offerings. Our PEO clients generally execute annual service contracts with us that automatically renew. In most cases, our PEO clients may cancel these contracts with 30 days' notice to us and we may cancel these contracts with 30 days' notice to our clients. Our HRIS clients execute contracts with monthly or annual terms and clients can typically cancel these contracts with 30 days’ notice to us. In some cases, our clients may incur fees associated with early termination.
Our top five PEO markets are California, New York, Florida, Texas and Massachusetts, which account for approximately 64% of our total WSEs for the year ended December 31, 2023. Nearly all of our revenues are generated within the United States and its territories and substantially all our long-lived assets are located in the United States.
Our Competitors
We face competition from:
•PEOs that compete directly with us,
•HRIS software providers that compete directly with us,
•payroll processing agents and other HCM services providers that do not use a PEO model,
•HR and personnel of companies that administer employee benefits, payroll and HR for their companies in-house,
•providers of certain endpoint HR services, including payroll, employee benefits, business process outsourcers with high-volume transaction and administrative capabilities, and other third-party administrators, and
•insurance brokers who allow third-party HR systems to integrate with their technology platform.
PEO services remain our core business and other PEOs continue to represent our most significant competition. Our PEO service competitors include large PEOs such as the TotalSource unit of Automatic Data Processing, Inc., the

TRINET	10	2023 FORM 10-K

BUSINESS	Table of Contents

PEO operations of Paychex, Inc. and Insperity, Inc., as well as numerous specialized and smaller PEOs and similar HR service providers with PEO operations.
Our HRIS service competitors include software and HCM service providers such as Rippling, Gusto, Automatic Data Processing, Inc. and Bamboo in addition to smaller national and local providers.
Our tax credit services face competition from large CPA firms, such as PwC, Ernst &Young, Moss Adams, and KPMG and smaller software companies and CPA firms, such as alliantgroup, Ardius, Cherry Bekaert and Eide Bailly.
We believe that a key reason why our PEO services are attractive to SMBs is because of our ability to provide access to a broad range of workers compensation, health insurance and other benefits programs on a cost-effective basis. We compete with insurance brokers and other providers of insurance and benefits coverage, and our PEO offerings must be priced competitively with those provided by these competitors in order for us to attract and retain our clients.
Our PEO clients are typically looking for high-touch HR compliance and services support, TriNet sponsored employee benefits, TriNet responsibility for processing payroll and payroll taxes, and access to EPLI claims support and other substantial HR services. By contrast, many of our HRIS clients are looking for more self-directed, focused and less expensive HRIS services. We do not co-employ our HRIS Users and do not provide TriNet sponsored health benefits, workers’ compensation, or EPLI coverage. As a result, our HRIS services competes with services provided by a wider array of HCM companies and HRIS providers outside of the PEO industry.
For additional information about our competition, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading – "We must continue to work to improve our services to meet the expectations of our clients and regulators, or we may lose our clients and materially harm our business".

Our Sales and Marketing Organizations
We sell our solutions primarily online and through our direct sales organization. We have aligned our PEO sales organization by industry vertical with the goal of growing profitable market share in targeted industries. Our PEO vertical approach deepens our network of relationships and gives us an understanding of the unique HR needs facing SMBs in those industries. Our sales representatives are supported by marketing, lead generation efforts, and referral sources and networks. We increasingly use technology and remote communication tools to engage with customers and prospects virtually.
We typically sponsor and participate in associations and events around the country to promote our PEO and HRIS services and we also utilize these forums to target specific vertical and geographic markets. Events include our 4th TriNet PeopleForce conference, and informational webinars periodically throughout the year on a wide variety of business topics relevant to our SMB prospects and clients. We also generate sales opportunities, and promote brand awareness, client retention, and build our reputation as HCM thought leaders, within key industry verticals, through marketing alliances and other indirect channels, such as accounting firms, venture capital firms, incubators, insurance brokers, and vertical market industry associations. Additionally, we utilize digital marketing programs, including digital advertising, search and email marketing, to create awareness and interest in all of our services.
Our marketing and corporate communications organization is charged with driving overall brand awareness, managing lead generation, creating and managing our website and other online properties, creating content for all marketing and communication channels including our outbound and inbound marketing efforts, media relations, and managing our sponsorships, major marketing events, and internal and external communications. SMBs are increasingly using digital tools like tele-presence and web engagements and we work to engage with SMBs in these ways. In 2023, we continued to use numerous digital channels for engagement, including conversational marketing enhancements on our website. Our marketing team also focused on strategic marketing, communications via social media, branding initiatives, and crisis communication plans, in part by augmenting our comprehensive company brand campaign, Incredible Starts Here, with our marketing campaign, People Matter, that included omni-channel initiatives using social media, digital, television, radio and out-of-home media.

TRINET	11	2023 FORM 10-K

BUSINESS	Table of Contents

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
Employer Status under ERISA and State Laws
As part of our PEO services, we sponsor employee benefit plan offerings as the employer of our WSEs under the Internal Revenue Code of 1986, as amended (the "Code"), ERISA and applicable state law. The term “employer” has different definitions for different purposes under the Code and ERISA, and for most purposes are interpreted under complex multi-factor tests under common law. As an employer of WSEs, we must manage our benefit plans in accordance with ERISA requirements, which can impact how we fulfill plan obligations, how we price services, the features of our benefit plans, and how we administer and operate our plans. We believe we manage our benefit plans in accordance with ERISA requirements and that we are an employer of our WSEs in the U.S. under the Code, the employer of our WSEs in the U.S. for the purposes of ERISA, as well as qualifying as an employer under various state laws, but this status could be subject to challenge by various regulators. We believe that our benefit plans are exempt from many state regulations under ERISA, but our position could be challenged by state regulators or as a result of new laws, regulations, agency guidance, audits or caselaw at the federal and state levels. For additional information on our state and federal employer status and the ERISA and other state requirements that apply to us and their collective impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "If we are not recognized as an employer of worksite employees, and if our benefit plans are deemed to not satisfy plan requirements, under federal and state regulations, we and our clients could be adversely impacted".
Health Insurance and Health Care Reform
Our sponsored employee health and welfare offerings are an important component of the services that we provide. The future of health care reform continues to evolve in the U.S. For example, the passage of the ACA in 2010 implemented sweeping health care reforms with staggered effective dates from 2010 through 2022, and many provisions in the ACA are still subject to the issuance of additional guidance from the DOL, the IRS, the U.S. Department of Health and Human Services and various U.S. states. Passage of the TCJA in 2017 eliminated the individual mandate tax penalty under the ACA beginning in 2019, while retaining employer ACA mandate obligations. States have developed, and will continue to develop, varying approaches to state-based health exchanges and mandates. Further significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in 2024 and beyond, including the potential further modification or amendment of the ACA, and we may need to adapt the manner in which we conduct our business as a result of any such changes. For additional information on health care reform and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business".
Data Privacy and Security Regulations
We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs, HRIS Users and colleagues, and we are subject to a variety of federal, state and international laws, rules, and regulations in connection with such activities. As a sponsor of employee benefit plans, we also have access to certain protected health information (PHI) of our WSEs and colleagues. Management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, there are penalties and fines for HIPAA violations. Because TriNet sponsored health plans are covered entities under HIPAA, we are required to comply with HIPAA's portability, privacy, and security requirements. We are also subject, among other applicable federal laws, rules and regulations, to the rules and regulations promulgated under the authority of the Federal Trade Commission. We expect that the federal government’s approach to data privacy and security rules and regulations will continue to evolve in the coming years.

TRINET	12	2023 FORM 10-K

BUSINESS	Table of Contents

At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, many states have proposed or enacted new laws or amended existing laws and we expect them to continue to do so in the future. As the state privacy laws becomes increasingly complex, we expect the cost and effort of complying with all of the requirements to increase and the likelihood of compliance failures to rise. Lack of uniformity of laws and regulations, which we expect will increase as various states and countries enact data privacy laws, creates significant legal complexities for companies like TriNet that operate nationwide and in India and Canada. Also, all 50 U.S. states, the District of Columbia, Guam, Puerto Rico, the Virgin Islands and Canada have enacted data breach notification laws that may require us to notify WSEs, HRIS Users, clients, colleagues, third parties or regulators in the event of unauthorized access to or disclosure of personal or confidential information. Complying with existing and new data privacy and security regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For additional information on the privacy and security of the confidential, sensitive and personal information and PHI we possess and the potential impact to our business if we fail to protect such information, refer to Part I, Item 1C. Cybersecurity and each of the risk factors included in Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Data Privacy and Security Risks".
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
Every state regulates insurance practices conducted within their jurisdiction. While we do not broker insurance, certain of our PEO and HRIS services involve assisting our clients in obtaining and managing employee benefits. We partner with brokers to provide these services and have elected to obtain state insurance licenses as a result. As each state’s licensing requirements differ, maintaining current licenses is complex and we are subject to insurance audits, investigations and fines if we fail to comply with insurance license requirements.
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

TRINET	13	2023 FORM 10-K

BUSINESS	Table of Contents

Payroll Taxes, Unemployment Taxes and Payroll Tax Credits
We must also comply with the federal and state payroll tax and unemployment tax requirements that apply where our clients are located. Tax reform efforts, and other payroll tax changes, at the federal, state and local level can impact our payroll tax reporting obligations for our clients and the services we can provide. State unemployment tax rates vary by state based in part on prior years’ total wages, unemployment taxes paid and unemployment claims experience and may also vary based on the overall claims experience of a PEO in states in which we are required to report and pay unemployment taxes using one of our accounts and rates. As a result, depending on where client WSEs perform services for our clients, the fees we charge PEO clients for unemployment taxes can be higher or lower than a client could obtain without use of a PEO. In some cases, taxing authorities can retroactively increase the unemployment taxes we pay to cover deficiencies in the unemployment tax funds. We also rely on our clients to accurately inform us of the work and residence locations for their WSEs and HRIS Users, and inaccurate information, whether due to remote work policies or otherwise, can impact our payroll tax obligations and the obligations of our clients, WSEs and HRIS Users.
We have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and economic recovery. These programs are popular because they allow SMBs, which often have business income tax losses, to realize benefits via payroll tax reductions, rather than business income tax reductions. As a result, many of our SMB clients require that we support these programs. Examples of these programs include the federal 2015 PATH Act, CARES Act and FFCRA Act. The PATH Act allows SMBs to use R&D tax credits submitted on the SMB’s business income tax return to reduce certain payroll taxes. The CARES Act and FFCRA Act introduced payroll tax credits and employer Social Security deferral programs that allowed SMBs to receive payroll tax reductions and refunds or to defer the employer portion of Social Security based on qualifications and employment practices.
We act as the employer of record for federal payroll tax reporting for our PEO clients. This means that we file client tax credit claims, and pass the associated tax credit refunds to our clients based on information supplied by our clients, which we do not control. These programs have generally not been designed with the PEO industry in mind and these programs are subject to broad agency interpretations given their complexity. While our clients are contractually responsible to us for their errors in tax credit submissions and for repaying us for all rejected tax credits under our service contracts, taxing authorities may still look to TriNet for repayment and we may not be able to effectively enforce or collect on these obligations. For additional information tax credit programs, and the risks they post to our operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business."
Other Employment Regulations
We must also comply with labor and employment laws, which change frequently at the federal, state and local level. In particular for our PEO services, regulatory focus on the classification of employers, employees and independent contractors has the potential to significantly change how we and other PEOs operate and the services that we and other PEOs can provide to our clients and WSEs. States continue to consider, or have adopted, changing regulations or guidance around the definition of employers, employees and independent contractors and any change in these definitions may impact our ability to provide certain PEO and HRIS services to certain employers or employees.
We must also comply with state and federal rules and guidelines around both independent contractor and joint employer status. Standards for determining independent contractor and joint employer status vary from law to law and state to state, and changes to and new interpretations of these standards can limit the client workers to which we can provide services and increase the likelihood of claims that we are a joint employer of client WSEs or an employer of HRIS Users. For example, In January 2024, the DOL proposed a new rule for determining independent contractor status and in August 2023, the DOL proposed new regulations that address the salary requirements for white collar minimum wage and overtime exemptions under the FLSA. Meanwhile, the NLRB also modified its own independent contractors test in June 2023 and issued a new standard for determining whether two businesses are joint employers under the NLRA in October 2023. We do not believe that we are a joint employer under any law or rule, or that these rule changes impact our status as a co-employer. However, laws regarding independent contractor and joint employer status can impact the types of SMB workers we can service and the potential liability that we have for the actions of our SMB clients and their employees. For additional information, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "The definition of employers, employees and independent

TRINET	14	2023 FORM 10-K

BUSINESS	Table of Contents

contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business".
Our Human Capital Resources
As of December 31, 2023, we had approximately 347,500 WSEs, 200,800 HRIS Users and 3,600 colleagues.

Oversight and Management

At TriNet, we power the success of SMBs by supporting their growth and enabling their people. Together, we strive to become the most trusted advisor to SMBs by harnessing the power of scale. We recognize the incredible opportunity that can only be realized by working together, with a shared view of how we support our clients, WSEs and HRIS Users. This is illustrated in our core values:
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

TRINET	15	2023 FORM 10-K

BUSINESS	Table of Contents

Our Approach to Acquisitions
Historically, we have pursued acquisitions to expand our service capabilities, technology offerings, and supplement our growth. Our acquisition targets have included PEOs as well as HCM technology and services companies to supplement or enhance our HCM services. We intend to continue to pursue acquisitions, where appropriate, that will enable us to add new clients, WSEs or HRIS Users, expand our presence in certain geographies or industry verticals, or expand our technology capabilities or services.
The Impact of Seasonality on Our Business
Our business is affected by seasonality in client business activity, hiring and benefit selections, health claims costs and payroll taxes:
•PEO clients generally change their payroll service providers at the beginning of the payroll tax and benefits enrollment year; as a result, we have historically experienced our highest volumes of new clients joining and terminating clients in the month of January. Our HRIS clients are generally less affected by these considerations.
•WSEs select our TriNet-sponsored benefit plans during their respective open enrollment periods, which occur throughout the year. We generally experience the largest proportion of WSE benefit changes in the first and second quarters.
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
Our Owned and Licensed Intellectual Property
We own or license from third parties various software and other intellectual property rights, used in our business. We protect our intellectual property rights through the use of confidentiality and non-disclosure agreements with our colleagues and third-party partners and vendors as well as policies incorporated and enforceable by contract. We also own registered trademarks in the United States, Australia, Canada, the United Kingdom, and the European Union covering our name and other trademarks and logos that we believe are materially important to our operations. We generally protect our trademarks through federal registration or through the commercial use of our trademarks. Trademark registrations must generally be renewed every five to ten years and we renew the registration of trademarks that we deem to have continuing value to our business.
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

TRINET	16	2023 FORM 10-K

RISK FACTORS	Table of Contents

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
Under our risk-based health insurance policies, which make up the majority of our health plans and claims paid in 2023, we assume the risk of variability in future health claims costs for our enrollees. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay within our deductible layer under these policies. This variability arises from changes to the components of MCT, defined as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, cost of providing treatment, and timing of services provided to plan participants. MCT trends change over time, and other seasonal trends and variability may develop, which makes it difficult for us to predict this aspect of our business and our failure to accurately predict these trends could have a material adverse effect on our business, financial condition and results of operations. For example, while the amount of medical claims we experienced in 2023 increased as compared to 2022, our insurance costs remained slightly below expectations, which still had a significant impact on our results due to volume.
Under our fully insured workers' compensation insurance policies, we assume the risk for losses up to $1 million per claim occurrence (deductible layer). The ultimate cost of the workers’ compensation services provided will not be known until all the claims are settled. If we do not accurately predict the risks that we assume, we may not charge adequate fees to cover our costs, which could reduce our net income and result in a material adverse effect on our business. Our ability to predict these costs is impacted by unexpected increases in frequency or severity of claims, which can vary due to changes in the cost of treatments or claim settlements.
We accrue for the estimated future costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies. We use internal actuaries to develop health claims estimates and we use external actuaries and our own experience to develop workers’ compensation estimates, but the volume and severity of claims activity is difficult to accurately predict. Estimating these accrued costs requires us to consider a number of factors, such as the components of MCT, seasonal trends and the impact of events like the COVID-19 pandemic, which requires significant judgment. In addition, the usefulness of historic claims data is impacted by our rates of WSE and client turnover and we renew our carrier contracts and set fees in advance of benefit periods.
In past periods, we have experienced insurance costs that were either higher or lower than our expectations and estimates. If we were to experience either outcome in the future, it could have a material adverse effect on our business, financial condition and results of operation. Higher-than-expected insurance costs result in lower net income. Because we set fees in advance of plan periods, lower-than-expected insurance costs can be an indicator that insurance costs are developing more slowly than our projections, which are reflected in our fees, and this can have a negative impact on client retention and new sales.
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

TRINET	17	2023 FORM 10-K

RISK FACTORS	Table of Contents

Our co-employment relationship with our worksite employees exposes us to unique business risks.
As a co-employer of client WSEs, we assume some of the risks and obligations of an employer. For instance, in the past we have been required to provide access to health benefits to WSEs even when the cost of providing those benefits exceeded the service fees received from our clients. The extent of our responsibility for other aspects of our co-employer relationship with WSEs remains subject to regulatory uncertainty at the federal, state and local levels. For example, in certain states, PEOs are responsible for paying salaries, wages and related payroll taxes of WSEs, even if our clients have not timely remitted payments to us whether due to insolvency, their bank going into receivership, or other events that may be out of our control.
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
SMBs can be particularly susceptible to changes in the level of overall economic activity in the markets in which they operate. These businesses are often exposed to credit and cash liquidity risks, including exposure as a result of the failure of their financial institutions, that larger businesses may be able to avoid, and during periods of weak economic conditions, including periods of increased inflation and increased borrowing costs, SMB failures tend to increase, and employment levels tend to decrease. During these periods, our clients can and do freeze hiring, terminate their employees, and reduce compensation and benefits levels, any of which would negatively affect our revenues and margins if we are unable to reduce our operating expenses sufficiently or quickly enough. During these periods, we have also seen and expect to see, reduced demand for our services, increased client terminations, fewer new clients, and clients seeking to renegotiate our contracts and prices. When our clients leave us or reduce their headcount, we typically see increases in the volume and severity of unemployment claims, COBRA claims, disability claims, and workers’ compensation claims. We may be unable to recover costs related to these claims based on the fees established in our client service agreements, and any failure to recover such costs may have a material adverse effect on our business, financial condition and results of operations.
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
PEO services remain our core business. Our top five PEO markets, California, New York, Florida, Texas and Massachusetts, accounted for approximately 64% in aggregate of our paid WSEs for the year ended December 31, 2023. If any of those geographic regions suffers a downturn, even if the economy at the national level remains strong, or experiences higher than expected medical services utilization, due to regional health issues, the portion of our business attributable to clients in that region could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.

TRINET	18	2023 FORM 10-K

RISK FACTORS	Table of Contents

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
Our business is highly dependent on in-house and third-party business systems and service centers. The operation of our business relies on the complex integration of numerous hardware and software subsystems across several service centers to manage a large volume of daily client, WSE and HRIS User transactions. For example, we rely on software systems, including the software systems used by our banking institutions, to process payroll, payroll tax and benefits data and make related payments, and to access insurance carrier networks and databases that manage WSE and HRIS User benefits and claims. These software systems run on computer hardware that we or our service providers house in various service centers.
These centers and systems have been, and could be disrupted by equipment failures, computer server or systems failures, network outages, ransomware attacks and other malicious acts, software errors or defects, vendor performance problems, banking failures, power failures, natural disasters, terrorist actions or similar events. We have, for example, experienced office closures on the east coast on multiple occasions over the past few years due to hurricane and storm threats, in Texas due to climate-related power grid issues, and in California due to increased wildfire threats in the state. Our offices and service centers in these and other locations will continue to face the risk of closure or damage in the future due to climate related events.
Any such disruption, even if only for a short period of time and even if we are not at fault, can have a significant impact on our clients, WSEs and HRIS Users by preventing us from timely processing payroll, paying payroll taxes and other liabilities and otherwise disrupting our business operations. As a result, any such disruption could cause us to lose clients, negatively impact our ability to attract new clients, and reduce our revenues and increase our costs, any of which could result in a material adverse effect on our reputation, business and results of operations.
Discontinuing our discretionary credit program could result in a material adverse effect on our business, results of operation and financial condition.
We offered various discretionary credits to eligible clients in 2020, 2021 and 2022. These credits were based on TriNet health insurance costs over specified periods and were intended to assist in the economic recovery of our SMB clients during the COVID-19 pandemic, to promote client loyalty and incentivize client retention, and to differentiate TriNet from its peers in the PEO industry and in other competing HR services industries. We did not offer discretionary credits in 2023 and do not have plans to in the future. While we believe the discretionary credits created some client loyalty and retention, not offering discretionary credits may cause those clients we retained because of the discretionary credits to leave. Client attrition due to the stoppage of the discretionary credits could reduce our revenues and have a material adverse effect on our business, financial condition and results of operations.
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
In addition, broad adoption of our services in certain geographic regions or industries may make it more difficult for us to obtain competitive health and/or workers' compensation insurance rates due to concentration of clients within a particular region or industry. For example, we have significant concentrations of PEO clients in California, New York, Florida, Texas and Massachusetts, which account for approximately 64% in aggregate of our paid WSEs for the year ended December 31, 2023. The loss of any one or more of our key insurance vendors in these areas, or our inability to partner with the most desirable carriers in these areas, could have a material adverse effect on our financial condition and results of operations.
We must continue to work to improve our services to meet the expectations of our clients and regulators, or we may lose our clients and materially harm our business.
In order to attract and retain clients, we believe that we must compete in our industry effectively on the basis of the value proposition that we deliver to our clients, which includes

TRINET	19	2023 FORM 10-K

RISK FACTORS	Table of Contents

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
To satisfy client expectations and regulatory requirements, we must timely and effectively identify and develop, or license and contract appropriate technologies and services, and incorporate such technologies and services into the solutions that we provide. New services or upgrades may not be released according to schedule or may contain defects when released. If our new technologies and services perform poorly, or fail to satisfy regulatory requirements, we could experience client dissatisfaction, adverse publicity, loss of sales, and client claims against us, any of which could materially harm our business. For example, like other PEOs, our federal R&D tax credit programs require the IRS to provide tax credit refunds for our clients. In situations where IRS refunds were delayed, even where we were not at fault, we have experienced client terminations and dissatisfaction, and we may experience similar outcomes in the future. Even where we can satisfy client expectations and regulatory requirements, we may not be able to do so on a cost-effective basis, which could have a material adverse effect on our financial condition and our results of operations. We could lose market share if our competitors develop superior technologies and services or satisfy client or regulatory demands before we are able to do so. If we are unable to satisfy the evolving technology and service expectations and regulatory requirements, then we may experience lower client satisfaction, fewer new clients and higher client attrition, which could have a material adverse effect on our business.
We have acquired, and may in the future acquire, other businesses and technologies, which can divert management's attention and create integration risks and other risks for our business.
We have completed numerous acquisitions of other businesses and technologies over the years, and we expect that we will continue to pursue future acquisitions. Acquisitions involve numerous risks, some of which we have experienced in the past and which we may experience in the future, including:
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

TRINET	20	2023 FORM 10-K

RISK FACTORS	Table of Contents

For example, TriNet has focused almost exclusively on the PEO business since its formation and PEO services remain our core business. Our HRIS and tax credit offerings are not PEO businesses. They utilize separate software and technology platforms, and they service SMB clients that can have very different needs from our traditional PEO clients. These businesses may divert management attention from our core PEO business to its detriment. Conversely, we may lack the experience needed in these non-PEO businesses to manage them effectively. Any such outcome could result in a material adverse effect on our business, financial condition and results of operations.
Our efforts to improve our operational effectiveness and resiliency require significant time, resources and costs and if these efforts fail or significantly divert management attention, our business and results of operations may suffer.
We have changed our operations and client service processes in recent periods in order to improve our operational effectiveness and resiliency, and we will continue to do so in the future. For example, over the course of 2022 and 2023 we upgraded and released a new company-wide enterprise resource planning (ERP) system. If our new ERP system does not function as intended and designed, management attention may be diverted, and we may see increased operational costs while we remediate any issues. We are also working on other projects intended to upgrade our technology platform and the client support tools we use, increase workflow automation, and improve the retention of, and access to, institutional knowledge. For example, over 2023 we expended considerable time and resources on decoupling and modernizing our PEO and HRIS platforms. We will continue to expend considerable resources on these efforts through 2024. If we are unable to achieve our goals, management attention may be diverted and we may experience competitive challenges, client dissatisfaction, program delays and increased operational costs to remediate any resulting issues.
We have and will continue to devote substantial time, money and management resources to these projects. Managing these projects also typically requires changes to our internal operational, financial and management controls as well as our reporting systems and procedures. We cannot guarantee that our efforts will achieve our goals in a timely or cost-effective manner or at all, and we cannot guarantee that we can carry out these projects without a negative impact on our day-to-day operations and client satisfaction. If our current and future projects are delayed or unsuccessful, of if any changes to our controls, reporting systems, or procedures are deficient, client satisfaction may suffer, we may lose clients or fail to onboard new clients at expected rates, and we may incur substantial unanticipated costs to complete these projects. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to attract, maintain and manage qualified personnel, including our sales force, our business may be harmed.
To succeed, we must be able to attract and retain highly motivated and qualified personnel. Competition for skilled employees is intense and like many businesses, we are susceptible to fluctuations in the labor market. For example, as we continue to expand our operations in India, we are also entering a new labor market. If we are unable to attract and retain qualified personnel, in either or both of the US and India (or any other jurisdiction into which we expand), our business may suffer.
For example, for a variety of reasons, including due to changes in industry or client focus, compensation structure, third-party competition for sales talent and other factors we have experienced elevated sales force attrition in the past and may experience it in the future. Newly hired sales personnel are typically not productive for some period of time following their hiring, which results in increased near-term costs to us relative to their actual sales contributions during this period. If we are unable to effectively train and maintain an adequately seasoned and sized sales force, new client onboarding will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.
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

TRINET	21	2023 FORM 10-K

RISK FACTORS	Table of Contents

We and our third-party service providers and subcontractors collect, store, use, retain, disclose, transfer and process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs, HRIS Users and colleagues, including bank account numbers, social security numbers, tax information, PHI, health claim information, retirement account information, and payroll data. Maintaining the security and confidentiality of this information is critically important to our clients, WSEs, HRIS Users and colleagues. For more information regarding our cybersecurity risk management framework and governance, refer to Part I, Item 1C. Cybersecurity.
Due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store, we and our service providers are potentially susceptible to a variety of intentional or inadvertent cyber-attacks, breaches, disclosures and other data-related incidents and threats.
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
Any such cyber-attacks, breaches, disclosures or other data-related incidents, could result in material financial liability by:
•causing us to incur material fines, penalties, orders, sanctions and proceedings or actions against us or our service providers by regulatory authorities, clients and other third parties,
•requiring us to indemnify clients and other third parties,
•damaging our reputation,
•causing us to incur significant expenses to defend our actions and practices,
•delaying product and service development plans,
•causing unrelated compliance breaches through system failures or management distraction, and
•increasing our costs of doing business.
TriNet does not need to be the direct target of such cyber-attacks, breaches, disclosures or other data-related incidents, for them to have a material adverse effect on our operations. A cyber-attack on a key third-party software service provider, or a new vulnerability identified in software that we use, could disrupt our services or compromise client data entrusted to that service provider. In March 2022, a hacking group announced that they had compromised several systems, including those of Microsoft and Okta, both TriNet vendors. After review, our security team determined that no security compromises had occurred within TriNet's systems related to any of these incidents, but this is no guarantee that a future vulnerability or incident would not result in a security compromise. New software vulnerabilities are identified regularly, by organizations like the U.S. Cybersecurity and Infrastructure Security Agency. Similar cyber-attacks, breaches, disclosures and other data-related incidents, including those resulting from a vulnerability, involving a client could also result in access to TriNet’s systems. Any such incidents, even if not initially directed at TriNet, could also have a material adverse effect on our business operations, result in liability, fines and penalties or other regulatory sanctions, a loss of confidence in our ability to provide our services, and/or harm our reputation and relationships with current or potential clients.
We, our clients and our service providers have been the victims of cyber-attacks, breaches, disclosure or other data-related incidents, in the past that led to disclosure of the confidential, sensitive or personal information we possess, and we, our clients and our service providers expect to be victims again in the future. Similarly, we and our service providers have experienced disruption to, or unauthorized access to, our networks, applications, bank accounts and other key systems in the past and similar events may occur again in the future. We have reported data breaches to regulators, affected individuals, clients and other third parties in the past and we expect to do so in the future as appropriate. While we do not believe that any such past events constitute a material cybersecurity incident or resulted in material expenditures, future events could result in a material adverse impact on our

TRINET	22	2023 FORM 10-K

RISK FACTORS	Table of Contents

operations. For more information regarding our analysis of material cybersecurity incidents, refer to Part I, Item 1C. Cybersecurity.
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
We have implemented policy, procedural, technical, physical, and administrative controls with the aim of protecting our networks, applications, bank accounts, and the confidential, sensitive and personal information entrusted to us, from cyber-attacks, breaches, disclosures and other data-related incidents. While we, and our service providers, have security measures and programs in place to prevent and respond to cyber-attacks, breaches, disclosures and other data-related incidents, we cannot fully eliminate the possibility of such cyber-attacks, breaches, disclosures and other data-related incidents, whether intentional or inadvertent and whether internal or external. Moreover, we, our clients or our service providers also may not discover a cyber-attack, breach, disclosure or other data-related incident for a significant period of time after the incident occurs. For more information regarding our cybersecurity risk management framework and governance, refer to Part I, Item 1C. Cybersecurity.
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
We have invested, and plan to continue investing, in resources to protect our information security ecosystem against cyber-attacks, breaches, disclosures and other data-related incidents, and to investigate and remediate any information security vulnerabilities. However, the security protections and strategies that we implement, and the investigation and remediation efforts we undertake, may not be successful. The use of artificial intelligence and machine learning ("AI-ML") tools by cyber threat actors may create new types of attacks that are difficult or impossible for our existing security controls to detect and prevent. While we continue to invest in new security tools and technologies that aim to counteract this weaponization of AI-ML, those measures may fall behind the capabilities of the threat actors. Any cyber-attack, breach, disclosure or other data-related incident, whether intentional or inadvertent, could result in the access, public disclosure, loss or theft of our clients', WSEs', HRIS Users’ and colleagues’ confidential, sensitive and personal information, which could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in significant reputational damage and subject us to significant lawsuits, regulatory fines, or other actions or liabilities, any of which could materially and adversely affect our business and operating results.
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
Depending on the applicable jurisdiction, these laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts, requiring attention to changing regulatory requirements. As the patchwork of privacy laws to which we are subject becomes increasingly complex, the cost of complying with all of the requirements will rise and we cannot guarantee our compliance efforts will be successful.

TRINET	23	2023 FORM 10-K

RISK FACTORS	Table of Contents

For details regarding these data privacy and security laws and regulations discussed above and that apply to our operations, refer to Part I, Item 1. Business, of this Form 10-K, under the heading “The Laws and Regulations that affect Our Business: Data Privacy and Security Regulations”. Complying with these and any other data privacy and security laws, rules and regulations, and with any new laws or regulations or changes to existing laws, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. Despite our efforts, in the future we may be unable to make required changes and modifications to our business practices in a commercially reasonable manner, or at all. Given the rapid development of cybersecurity and data privacy laws, we may be required to incur significant, unexpected compliance costs and we may be exposed to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, all of which could have a material adverse effect on our business and operations. Any inability, or the perception of any inability, to adequately address data privacy or data-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with clients and have a material adverse effect on our business.
As a sponsor of employee benefit plans with access to certain PHI, we are subject to regulation at the federal level, including under the HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. There are penalties and fines for HIPAA violations.
Due to our international footprint, we have customers and colleagues outside of the United States. If we fail to comply with applicable data privacy regulations in the countries in which we send and receive personal data, we may be exposed to regulatory action and fines, which could have a material adverse effect on our business.
Legal and Compliance Risks
Our business is subject to numerous complex laws, and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
The services we provide to our clients are subject to numerous complex federal, state and local laws and regulations, including those described in Part I, Item 1. Business, of this Form 10-K. These laws and regulations cover a diverse range of topics, including employer status, employee and independent contractor classifications, employee benefits, health and retirement plans, workers' compensation, banking and money transmission, employment and payroll tax, worksite safety, insurance, wage and hour, anti-discrimination, and many topics specific to the industries of our clients. Many of these laws do not specifically address PEOs or co-employment relationships, and regulators are often unfamiliar with the PEO industry and co-employment relationships, which can lead to unpredictable application, interpretation and enforcement of these laws and regulations at the federal, state and local levels in relation to our business. Our HRIS services can also be subject to complex federal, state and local laws and regulations regarding payroll agents, employment and payroll taxes, insurance producers, banking and money transmission, and other licensing requirements. The tax credit support services we provide are also subject to federal, state and local regulations regarding tax preparation and practice that limit the services we can provide to SMBs. While regulations governing HRIS services and tax credit support services do not involve the complexity of a co-employment relationship, these services are in some ways also highly regulated and such regulations can, and do, change regularly at the federal, state and local levels. For example, in mid-January the House of Representatives passed the Tax Relief for American Families and Workers Act of 2024 (TRAFWA) which, if it were to become law, would require that the IRS not accept further claims for the CARES Act Employee Retention Tax Credit (ERTC) after January 31, 2024, which results in a shorter time to file than would normally be permitted under federal filing rules. This change would negatively impact SMBs by terminating the availability of the ERTC early.
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
•require us to make significant changes to how we do business and provide services,
•require us to modify our current business practices or operations,
•affect the extent and type of employee benefits that employers and co-employers can or must provide employees,

TRINET	24	2023 FORM 10-K

RISK FACTORS	Table of Contents

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
For example, we have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and economic recovery. These programs are popular because they allow SMBs, which often have income tax losses, to realize benefits via payroll tax reductions, rather than income tax reductions. However, these programs have generally not been designed with the PEO industry in mind and rely on calculations contained in client income tax returns which PEOs do not process in their role as the co-employer or other client data that cannot be verified by a PEO, even though the resulting tax benefits are processed through the PEO’s payroll tax returns. Because minimal guidance exists in the statutes that create these programs, they are subject to broad and varied agency interpretation and application. In addition, the processes used to evaluate payroll tax filings are designed with individual taxpayers in mind, not PEOs that aggregate the filings of many clients, which can further increase varied interpretation by agencies and make it difficult to predict their interpretation and application. For example, we must claim PEO client ERTCs in aggregate on our federal tax filings and such filings are inherently more complex. The constrained timeline in the TRAFWA coupled with the complexity of our federal filings may result in our PEO clients being negatively impacted in a manner that is more significant than the impact that the TRAFWA, if it were to become law, would have on SMBs not using our PEO services.
Some of these programs include the 2015 PATH Act, which allows SMBs to use R&D tax credits submitted on the SMB’s income tax return to reduce the SMB’s payroll taxes, and the CARES Act and FFCRA Act payroll tax credit and payroll tax deferral program enacted in 2020 and 2021, which allow SMBs to defer certain payroll tax obligations to a later date or to receive payroll tax credits based on SMB employment practices that are beyond our control. The IRS has taken positions that we and other PEOs, rather than clients, are responsible for client errors and repaying rejected tax credit claims under these and similar programs. While our clients are contractually responsible for repaying us for any rejected tax credits under these programs, a contract does not guarantee our ability to recover rejected tax credits and any failure to recover rejected tax credits from our clients would increase our operating expenses, which could result in a material adverse effect on our financial condition and results of operations. Similarly, the IRS has taken positions that the tax benefits under some of these programs should be calculated on an aggregate PEO, rather than individual client, basis, which can limit whether and how we obtain credits for our clients. We cannot predict how these positions will ultimately be resolved and if they are resolved unfavorably, we may be forced to discontinue supporting some or all of these programs, incur tax expenses that we cannot recover from our clients, and divert management’s attention to defending our positions, any one of which could have a material adverse effect on our ability to attract and retain SMB clients or on our business, financial condition and results of operations.
In addition, many states have also implemented assistance programs, such as mandatory employee leave requirements and other employment- and employment tax-related incentives. Our SMB clients rely on us to help them take advantage of these programs, and new laws, regulations and agency or judicial interpretations of these laws could change or eliminate existing programs at any time, which could force us to discontinue supporting these programs or incur liability that we cannot recover from our clients, which could cause us to lose clients and have a material adverse effect on our business, financial condition and results of operations.

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

TRINET	25	2023 FORM 10-K

RISK FACTORS	Table of Contents

If we are not recognized as an employer of our worksite employees, and if our benefit plans are deemed to not satisfy plan requirements, under federal and state regulations, we and our clients could be adversely impacted.
In order to sponsor some of our most important employee benefit plan offerings for WSEs, including health plans, we must qualify as an employer of WSEs, and our plans must qualify as employer-sponsored plans, under applicable provisions of the Code and ERISA. In particular, our status as the employer for the purposes of ERISA is important because ERISA preempts state laws that otherwise might apply to, and limit, our benefit plan offerings.
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
We believe that we qualify as the sole employer of WSEs for the purposes of Sections 3(5) and 3(40) of ERISA and that our health plans are single-employer plans that, as such, are entitled to ERISA’s preemption of state law. However, the DOL routinely audits employee benefit plan offerings of employers, and in one routine audit of one of TriNet’s health plans that concluded in 2021, the DOL indicated that while it agrees that we are an employer for ERISA purposes, it believes that wherever there is more than one employer of a WSE, no employer may qualify as a single employer for ERISA purposes. Similarly, in 2022, the DOL revised an existing publication regarding regulation of MEWAs and added a new section stating its view that a PEO arrangement offering health coverage to more than one client is a MEWA under Section 3(40) of ERISA. This DOL interpretation is contrary to our interpretation of the applicable ERISA facts and circumstances test, and it also is contrary to the position taken by other national PEOs.
We will continue to vigorously defend our position that we are the sole employer of our WSEs for the purposes of Sections 3(5) and 3(40) of ERISA, and therefore that our health plans are single employer plans entitled to ERISA’s preemption of applicable state laws. While we have no current DOL audit on-going, this issue and the MEWA publication referenced above may arise in future audits of TriNet plans or the plans of other PEOs in our industry. If it were ultimately determined that health plans sponsored by TriNet are multiple employer plans and subject to potential regulation at the state level, we would likely adjust our business model and the manner in which we provide employee health benefits to WSEs. Any such outcome or adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs and the type of products and services we provide to them, which could have a material adverse effect on our business and results of operations.
As an employer of WSEs under ERISA, we must manage our plans in accordance with ERISA requirements, which could impact how we fulfill plan obligations, how we price services, the features of our benefit plans, and how we administer and operate our plans. We believe that our benefit plans satisfy all applicable ERISA requirements, but if it were ultimately determined that we fail to satisfy any such requirements, we would likely be required to adjust our business model, including with respect to each of the areas outlined above, and could be subject to material fines or penalties. Any such consequence may result in a material adverse effect on our business and results of operations.
We have seen increased state efforts to regulate PEO health plans. For example, new legislation and proposed rules in New Mexico seek to prevent WSEs of small group employers from participation in PEO sponsored large group market health plans, with exception for plans the PEOs register as MEWAs under state law. These rules, and legislation, and any other new or changed rules that treat PEO health plans as multiple employer plans, restrict PEO fees with carriers or that limit the availability of PEO benefit plans, if upheld to be legally valid and applicable to our PEO health plans, would likely require us to adjust our business model in the states with such rules, including the manner in which we provide employee health benefits to WSEs and price our services, and could result in material fines or penalties. Any such outcome or adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs and the type of products and services we provide to them, which could have a material adverse effect on our business and results of operations.
Similarly, to qualify for favorable tax treatment under the Code, certain employee benefit plans, such as 401(k) retirement plans and cafeteria plans, must be established and maintained by an employer for the exclusive benefit of its employees. All of our 401(k) retirement plans are operated pursuant to guidance provided by the IRS and have received favorable determination letters from the IRS confirming their tax-qualified status. However, the IRS uses its own complex, multi-factor test to ascertain whether an employment relationship exists between a worker and a purported employer. Although we believe that we qualify as an employer of WSEs under the Code, we cannot assure you that the IRS will not challenge our position or continue to provide favorable determination letters.

TRINET	26	2023 FORM 10-K

RISK FACTORS	Table of Contents

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
Views on employers, employees and independent contractors are changing at a rapid rate at federal, state and local levels. Any state regulations that change existing definitions and classifications of employers, employees and independent contractors could affect the types of client employees we can support through our PEO and HRIS services, the way in which we provide TriNet-sponsored benefits to our WSEs, the way in which we report and remit payroll taxes to tax authorities, and our legal liability for the actions and inactions of our clients, which may negatively impact client demand for the services we provide, require us to modify or change how we operate our business and have a material adverse effect on our business and results of operations.
At the federal level, the DOL published a final rule in January 2024 on independent contractor status. Meanwhile, the National Labor Relation Board (NLRB) modified its own independent contractor standard under the National Labor Relations Act (NLRA) in a decision published in June 2023. In August 2023, the DOL issue a Notice of Proposed Rulemaking addressing the salary requirements for white collar minimum wage and overtime exemptions under the FLSA. In October 2023, the NLRB issued a new standard setting forth its standards under the NLRA for determining joint employer status. Standards for determining joint employer status vary from law to law and state to state. Joint employment is not the same as co-employment, and we do not believe that we are a joint employer under any law or rule, or that these rule changes impact our status as a co-employer. However, continuing uncertainty regarding independent contractor and joint employer status could still result in increased regulatory and worker claims, which could divert management attention and cause us to incur additional and potentially material costs to defend.
Remote work continues to be widely used by employers across the country. The laws and regulations that govern employees were not drafted with remote workers in mind and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
More and more employees, including WSEs and HRIS Users, are working from home and SMBs, including our clients, are increasingly hiring employees in locations where they have not previously had employees and/or permitting existing employees to relocate to other locations and work entirely remotely. Other employees may work at home in one state or city some of the time and in an office in another state or city at other times. The work location and residence of an employee can create confusion regarding the federal, state and local laws that apply, including labor and employment, payroll and payroll tax, and unemployment laws. For example, it can be difficult to determine the amount of payroll and unemployment taxes that must be paid when employees spend part of their time working from home in one state and part of their time working in an office in another state. Regulations regarding payroll and unemployment taxes are still catching up to this new reality, which creates a risk that states will disagree about the taxes that must be paid, or the employment laws that must apply, in these situations. New laws, changes in laws or adverse application or interpretation of laws that depend on the residence and work location of WSEs and HRIS Users could reduce or eliminate the attractiveness of our services, significantly increase our compliance costs and the cost to provide our services, or require us to make substantial changes to the way in which we operate, and any one of these outcomes could result in a material adverse effect on our financial condition and results of operations.
Even where remote workers live and work in the same state and city, as a co-employer of WSEs, our PEO services are open to the risk that new laws, changes in laws or adverse application or interpretation of laws will expand PEO responsibility for remote WSEs. For example, during the COVID-19 pandemic we saw many states extend workers’ compensation coverage to remote employees and to COVID-19 claims. We expect to see additional, similar expansions of PEO responsibility and we cannot guarantee that we will be able to recover the costs to comply with such changes from our clients, which could have a material adverse effect on our business.
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

TRINET	27	2023 FORM 10-K

RISK FACTORS	Table of Contents

does not provide broker insurance, but we do maintain producer licenses in all 50 states and select U.S. territories for our HRIS services and for our OMS product family, which offers clients the option to receive PEO services from TriNet while sponsoring their own health benefits obtained through brokers. Other state regulatory authorities impose licensing requirements on companies involved in the transmission of cash, such as banks, and other money transmitters. We do not believe that our current activities require any such licenses, but we and others in our industry have received inquiries from regulatory authorities in the past and could receive them in the future. Businesses similar to our HRIS services have been subject to such licensing requirements in the past and although we believe that our operations have been designed to be compliant and avoid such requirements, we cannot guarantee that all regulators will agree. If regulatory authorities in any state determine that we are acting as an insurance agent, third-party administrator, money transmitter, or as any other regulated industry other than a PEO, we may need to hire additional personnel to manage regulatory compliance and pay annual regulatory fees, which could have a material adverse effect on our financial condition and results of operations.
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

TRINET	28	2023 FORM 10-K

RISK FACTORS	Table of Contents

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

TRINET	29	2023 FORM 10-K

RISK FACTORS	Table of Contents

On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of January 31, 2024, Atairos beneficially owned approximately 36% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 37% of our outstanding common stock. As a result, Atairos, particularly when acting with our executive officers, directors and their affiliates, is able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, our stockholders have no assurances that Atairos’ holdings, or the holdings of our other large stockholders, in our common stock will not increase. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

TRINET	30	2023 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Below is a discussion of our risk management and approach to governance as it relates to cyber risks. For additional information on the impact of cyber risks, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading “Data Privacy and Security Risks”.
Cyber Risk Management and Strategy
Our Global Security program aims to safeguard critical assets through a risk-based approach to cybersecurity. The CSO provides leadership for the program. We employ a defense-in-depth strategy and has established a Security Risk Management Program. In that regard, we built a customized IRCF that was developed with the specific intent of keeping information assets secure and preventing technology resources from unauthorized disclosure, modification, deletion, and destruction. We have modeled our IRCF on several leading industry standards including portions of the NIST Cybersecurity Framework. The IRCF serves as an organizational model for governance and reporting and is reviewed annually.
Our Global Security Organization is responsible for the day-to-day execution of our cyber risk management strategy. This strategy has been incorporated into our overall ERM program and is thus informed by, and overseen through, our ERM program. Our ERM program facilitates identifying, prioritizing, analyzing and remediating enterprise risks, in which cyber risks are included. Within the broader ERM framework, we established a specific program - the IRM program - organizing the governance of risks associated with information held by us. The IRM Steering Committee, of which our CSO is a member, manages the IRM program, discusses the management of cyber risks on a regular cadence and substantive updates from the IRM Steering Committee are provided to the ERM Steering Committee. Finally, through our ERM program, updates and discussion regarding our cybersecurity risk management are provided to and occur at the Risk Committee of our Board of Directors.
To supplement our cyber risk management capabilities, we utilize certain third-party vendors. These vendors support our ability to proactively secure our network and systems, in addition to ongoing monitoring of our cyber environment. With respect to our management of cyber risks arising from third-party vendors, we utilize an internal risk assessment and monitoring program that includes the identification and ongoing review of third-party controls.
As part of our cyber risk management strategy, we established a process for identifying and assessing the material risk of cybersecurity incidents. In the event a cybersecurity incident is identified, the CIRT, which is made up of a cross-functional team, including technology, security, finance and legal professionals, acts in accordance with established processes. The CIRT convenes regular meetings to review and analyze relevant cybersecurity indicators and information. Utilizing an IRC, if it is determined that an incident needs to be reviewed for potential materiality, it is referred to our Chief Legal Officer who will engage the necessary or desirable cross functional professionals as needed in order to make a determination of materiality. We also seek to regularly update and upgrade our technology investments in an effort to further support our ability to identify and assess risks from cybersecurity incidents. We have not identified any cyber threats or incidents that have materially affected or are reasonably likely to materially affect us. For additional information on the potential impact of cybersecurity incidents on our business strategy, operations, or financial condition, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading “Data Privacy and Security Risks”.
Cyber Risk Governance
Our Cyber Risk Management Strategy described in this Item 1C. is overseen by senior executives with experience in cybersecurity and our business operations and is ultimately overseen by the Risk Committee of the Board. Our Global Security Organization is tasked with executing this strategy through the implementation of cybersecurity policies, procedures, and strategies. In the event that a cybersecurity risk is identified, as and to the extent appropriate, the Global Security Organization manages the day-to-day response to such material risk and provides regular reports to the ERM Steering Committee, or the Risk Committee of the Board, or the Board, as appropriate. The CSO is also an advisor to the Company's Disclosure Committee, which meets quarterly.
On a quarterly basis, a meeting of the Risk Committee is convened to discuss and evaluate our management of enterprise-wide risks. Each meeting of the Risk Committee is facilitated by our Executive Director for ERM and includes programmatic updates from the CSO. The Risk Committee provides updates to the full Board of Directors regarding the state of the Company’s ERM program.
Cyber risks are an enterprise risk that the ERM Program monitors and thus such risks are an ongoing area of focus of the ERM Steering Committee and, as a result, the Risk Committee. On a monthly basis, the ERM Steering Committee is convened and receives pertinent updates regarding our management of cyber risks.

TRINET	31	2023 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

In addition to the regularly scheduled programmatic updates that are provided to the ERM Steering Committee and the Risk Committee, we also established a process to inform such committees of cybersecurity events and allow them to monitor corresponding remediation efforts. Specifically, the IRM Steering Committee, consisting of senior leaders from the security, privacy, data governance, technology, records management, and third-party risk management programs, reports to the ERM Steering Committee and has the responsibility to provide updates regarding the identification, management, and remediation of significant cybersecurity threats.
The ERM Steering Committee is similarly tasked with providing relevant updates to the Risk Committee regarding cybersecurity threats. Additionally, we have developed a process that is specific to the management and analysis of cybersecurity incidents. This process includes weekly and monthly updates from the CIRT along with escalation criteria that allows for incidents to be reviewed for materiality on an ad hoc basis. These updates are also provided to the ERM Steering Committee and the Risk Committee as necessary.
Our CSO leads our Global Security Organization which is responsible for overseeing the Company's cyber risk management strategy. Our CSO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other companies. Team members who support our Global Security team have relevant educational and industry experience, including holding similar positions at other large companies.
Item 2. Properties
We lease space for our offices in various U.S. states, including the following:

Corporate Headquarters:	Significant Client Service Centers:
• Dublin, California	• Bradenton, Florida
• Austin, Texas
For more information regarding our leases, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

TRINET	32	2023 FORM 10-K

STOCK ACTIVITIES	Table of Contents

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is traded on the New York Stock Exchange under the symbol “TNET”.
As of February 8, 2024, we had 70 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. Our actual number of stockholders is greater than the number of our record holders, because it includes stockholders who are beneficial owners of our common stock, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in a trust by other entities.
For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Dividend Policy
We did not declare or pay cash dividends in 2023 or 2022. The decision to pay cash dividends in the future is made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our credit facility (refer to Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.
Performance Graph
The graph below compares the cumulative total return on our common stock since December 31, 2018 with the cumulative total return on the S&P 500 Index and a Peer Group Index. The cumulative total return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on December 31, 2018 and that all dividends were reinvested. The cumulative dollar total returns shown on the graph represent the value that such investments would have had at each year end.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
TNET
S&P 500
PEER GROUP

(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.

TRINET	33	2023 FORM 10-K

STOCK ACTIVITIES	Table of Contents

Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2023:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (3)
October 1 - October 31, 2023	98,722	$109.78	98,390	$435
November 1 - November 30, 2023	77,037	$109.28	24,717	$433
December 1 - December 31, 2023	75,899	$118.96	—	$433
Total	251,658		123,107
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and has approved an aggregate total of $2,715 million as of December 31, 2023. The total remaining authorization for future stock repurchases under our stock repurchase program was $433 million as of December 31, 2023. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $13 million of our outstanding stock during the three months ended December 31, 2023.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. As part of our stock repurchase program, we repurchased approximately $1.1 billion of our common stock in 2023. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Under our previously announced tender offer which concluded in the third quarter of 2023, we purchased 5,981,308 of our shares for an aggregate cost of approximately $640 million, including fees and expenses. Concurrently, through a purchase agreement with our largest stockholder, Atairos Group, Inc we purchased 3,364,486 of our shares for approximately $360 million, including fees and expenses.
Our stock repurchases are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and the restrictions imposed by our credit facility, refer to Note 8 and Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

TRINET	34	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operational Highlights
Our consolidated results for 2023 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
During 2023 we:
•improved sales performance and customer retention,
•continued to grow total revenues, manage expense prudently, and grow earnings per share,
•utilized our scale and knowledge to assist our PEO and HRIS clients during and following the liquidity challenges in regional banks ensuring that our clients were able to successfully run payroll during that time,
•executed a series of transactions to rebalance our capital structure in order to enhance our leverage ratios, including:
◦issued $400 million of our senior unsecured notes maturing in August 2031,
◦executed our 2021 Credit Amendment, to among other things (1) increase the aggregate capacity under our 2021 Revolver from $500 million to $700 million, and (2) extend the maturity date of our 2021 Revolver to August 16, 2028,
◦completed approximately $1 billion in share repurchases of TriNet common stock through a public tender offer in August and a private repurchase from our largest stockholder, Atairos Group, Inc. in September,
•hosted the 4th TriNet PeopleForce, our showcase client and prospect conference focused on business transformation, agility and innovation for SMBs, and
•successfully completed the migration of our general business applications to the cloud.

TRINET	35	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Performance Highlights
Our results for 2023 when compared to 2022 are noted below:

$4.9B		$469M		84%
Total revenues		Operating income		Insurance cost ratio
1%	increase	(6)%	decrease	0%	flat

$375M		$6.56		$446M
Net income		Diluted EPS		Adjusted Net income *
6%	increase	17%	increase	0%	flat

	331,423		347,542		215,295
	Average WSE **		Total WSE **		Average HRIS Users
	(5)%	decrease	0%	flat	(13)%	decrease
*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**
Total WSEs includes approximately 12,000 incremental WSEs for December 31, 2023 and Average WSEs includes approximately 4,000 incremental WSEs for the fourth quarter of 2023 (1,000 for the full year 2023) that were charged a platform user access fee. Additionally, Total WSEs includes approximately 4,500 incremental WSEs for December 31, 2023 and Average WSEs includes approximately 4,800 for the fourth quarter of 2023 (1,500 for the full year 2023) additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

Our total revenues increased 1%, primarily driven by inflationary rate increases, partially offset by lower volume due to decreases in Average WSEs.
Our Average WSEs decreased 5% and Total WSEs was approximately flat year over year. The decrease in Average WSEs was primarily due to the cumulative impact of lower hiring in our installed base during the past twelve months, particularly within our Technology vertical, which did not offset our attrition. This trend was partially offset by stronger new client additions and retention during the year.
Our ICR was approximately flat year over year as health insurance costs grew at a faster rate than health ISR, partially offset by favorable workers' compensation prior period claims development.
Higher revenues and interest income, partially offset by higher health insurance costs and operating expenses from our investments in sales and marketing, resulted in the 6% increase in net income. Adjusted Net income was flat as the increase in net income was offset by lower transaction and integration costs as compared to 2022.

TRINET	36	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2023, 2022 and 2021. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Income Statement Data:
Professional service revenues	$756	$754	$639	—%	18%
Insurance service revenues	4,166	4,131	3,901	1	6
Total revenues	4,922	4,885	4,540	1	8
Insurance costs	3,513	3,463	3,339	1	4
Operating expenses	940	923	746	2	24
Total costs and operating expenses	4,453	4,386	4,085	2	7
Operating income	469	499	455	(6)	10
Other income (expense):
Interest expense, bank fees and other	(40)	(39)	(20)	3	95
Interest income	72	22	6	227	267
Income before provision for income taxes	501	482	441	4	9
Income taxes	126	127	103	(1)	23
Net income	$375	$355	$338	6%	5%

Cash Flow Data:
Net cash provided by operating activities	545	562	218	(3)%	158%
Net cash used in investing activities	(70)	(226)	(135)	(69)	67
Net cash provided by (used in) financing activities	(546)	(536)	12	2	(4,567)

Non-GAAP measures (1):
Adjusted EBITDA	697	688	565	1%	22%
Adjusted Net income	446	448	376	—	19
Corporate Operating Cash Flow	539	497	415	8	20

Operating Metrics:
Insurance Cost Ratio	84%	84%	86%	—%	(2)%
Average WSEs (2)	331,423	348,543	340,067	(5)	2
Total WSEs (2)	347,542	348,652	364,940	—	(4)
Average HRIS Users (3)	215,295	248,496	N/A	(13)	N/A
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)     Total WSEs includes approximately 12,000 incremental WSEs for December 31, 2023 and Average WSEs includes approximately 4,000 incremental WSEs for the fourth quarter of 2023 (1,000 for the full year 2023) that were charged a platform user access fee. Additionally, Total WSEs includes approximately 4,500 incremental WSEs for December 31, 2023 and Average WSEs includes approximately 4,800 for the fourth quarter of 2023 (1,500 for the full year 2023) additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”
(3)    For the year ended December 31, 2022, reflects HRIS Users from February 15, 2022, the date on which we acquired Zenefits, to the end of the period.
The following table summarizes our balance sheet data as of December 31, 2023, 2022 and 2021.

	Year Ended December 31,			% Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Balance Sheet Data:
Cash and cash equivalents	$287	$354	$612	(19)%	(42)%
Working capital	115	338	700	(66)%	(52)%
Total assets	3,693	3,443	3,309	7%	4%
Debt	1,093	496	495	120%	—%
Total stockholders’ equity	78	775	881	(90)%	(12)%

TRINET	37	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

A discussion regarding our financial condition and results of operations for 2022 compared to 2021 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 15, 2023.
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
(1)     Non-GAAP effective tax rate is 25.6% for 2023, and 25.5% for 2022 and 2021, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.
(2)    Non-cash interest expense represents amortization and write-off of our debt issuance costs and loss on a terminated derivative.

TRINET	38	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$375	$355	$338
Provision for income taxes	126	127	103
Stock based compensation	59	62	50
Interest expense, bank fees and other (1)	40	39	20
Depreciation and amortization of intangible assets (2)	72	64	54
Amortization of cloud computing arrangements	8	4	—
Transaction and integration costs	17	37	—
Adjusted EBITDA	$697	$688	$565
Adjusted EBITDA Margin	14.2%	14.1%	12.5%
(1)    2022 Interest expense, bank fees and other includes $17M of realized investments losses on sales and impairments related to AFS securities.
(2)    Amount includes impairment of customer relationship intangibles in 2021.

The table below presents a reconciliation of Net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$375	$355	$338
Effective income tax rate adjustment	(2)	5	(10)
Stock based compensation	59	62	50
Amortization of other intangible assets, net (¹)	20	18	12
Non-cash interest expense	2	1	3
Transaction and integration costs	17	37	—
Income tax impact of pre-tax adjustments	(25)	(30)	(17)
Adjusted Net Income	$446	$448	$376
(1)    Amount includes impairment of customer relationship intangibles in 2021.

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by operating activities	$545	$562	$218
Less: Change in WSE related other current assets	(329)	(149)	(51)
Less: Change in WSE related liabilities	335	214	(146)
Net cash (used in) provided by operating activities - WSE	$6	$65	$(197)
Net cash provided by operating activities - Corporate	$539	$497	$415

TRINET	39	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Operating Metrics
Worksite Employees (WSE)
Average WSE change is a volume measure we use to monitor the performance of our PEO business. Our PEO clients generally change their payroll service providers at the beginning of the payroll tax and benefits enrollment year; as a result, we have historically experienced our highest volumes of new PEO clients joining and existing clients terminating in the month of January. PEO client attrition, new PEO client additions and changes in employment levels within our installed PEO client base all impact our Average WSEs and Total WSEs as we move through a calendar year.
We support WSEs from the date on which their co-employment with TriNet commences through the end of their co-employment with TriNet and also after their co-employment period. We define WSEs to include co-employees and other individuals receiving PEO services, such as individuals who receive COBRA benefits post co-employment or are subject to K-1 tax reporting as well as individuals who utilize our PEO platform on behalf of TriNet PEO clients. As part of an ongoing effort to ensure that our billing practices best match the expectations of our customers, in the third quarter of 2023 we determined that certain individuals such as those described above and certain co-employees were not previously or consistently counted in Total WSEs and Average WSEs.] This resulting adjustment increased our reported Total WSEs by approximately 4,500 for December 31, 2023 and Average WSEs by approximately 4,800 and 1,500 for the fourth quarter of 2023 and the full year 2023, respectively. We intend to continue our ongoing effort to ensure that our billing practices best match the expectations of our customers and in the future we may identify additional individuals that should be included in Total WSEs and Average WSEs.
In December 2023, we implemented a platform user access fee to charge clients for those users of our PEO platform that may not be co-employed by us and to charge clients for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, this includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. The amount of the fee is comparable to the fee we charge for users of our HRIS platform. While the amount of revenue we recognized in 2023 for this service was not significant, these users of the PEO platform for whose access we charged this fee increased our reported Total WSEs by approximately 12,000 as of December 31, 2023 and Average WSEs by approximately 4,000 and 1,000 for the fourth quarter of 2023 and the full year ended December 31, 2023, respectively.
The effect of this new fee is that we are now receiving revenue from two types of users on our PEO platform, those that are co-employed in our PEO business and those that are utilizing our PEO platform, albeit in a more limited fashion. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Average WSEs	331,423	348,543	340,067	(5)	2
Co-Employed	330,423	348,543	340,067	(5)	2
PEO Platform Users	1,000	N/A	N/A	N/A	N/A
Total WSEs	347,542	348,652	364,940	—	(4)
Co-Employed	335,543	348,652	364,940	(4)	(4)
PEO Platform Users	11,999	N/A	N/A	N/A	N/A
Average WSEs decreased 5% when comparing 2023 to 2022, primarily due to lower hiring in our installed base across most verticals during the past twelve months, especially within our Technology vertical. This market trend was partially offset by strong new client additions and improved client retention in 2023.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs was flat when comparing 2023 to 2022 due to the combined effects of lower hiring by our clients and net client attrition over the past year being, offset by the combined effect of improvements in new client additions and improved client retention during 2023 and the additional WSEs described above.
Anticipated revenues for future periods can diverge from the revenue expectation derived from Average WSEs or Total WSEs due to pricing differences across our HCM solutions and services and the degree to which clients and

TRINET	40	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

WSEs elect to participate in our solutions during future periods. In addition to focusing on growing our Average WSE and Total WSE counts, we also focus on pricing strategies, benefit participation and service differentiation to expand the value we provide to our clients and our resulting revenue opportunities. We report the impact of client and WSE participation differences as a change in mix.
We continue to invest in efforts intended to enhance client experience, improve our new sales performance, and manage client attrition, through product development as well as operational and process improvements. As we continue our work in combining our PEO platform and our HRIS SaaS capabilities into a single platform, these various types of TriNet users will all be served from the same platform. In addition to focusing on retaining and growing our WSE base, we continue to review acquisition opportunities that would expand our product offering and provide further scale.
HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the period ended December 31, 2023 and 2022 was 215,295 and 248,496, respectively. This decline is being driven by both higher client attrition as compared to new client additions and lower hiring by HRIS clients similar to SMB hiring trends that we have observed in our PEO business.]

Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.
We purchase workers' compensation and health benefits coverage for our WSEs. Under the insurance policies for this coverage, we bear claims costs up to a defined deductible amount. Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We set our insurance service fees for workers’ compensation and health benefits in advance for fixed benefit periods. As a result, increases in insurance costs above our projections, reflected as a higher ICR, result in lower net income. Decreases in insurance costs below our projections, reflected as a lower ICR, result in higher net income, but can be an indicator that insurance costs are developing more slowly than our projections, which are reflected in our fees, and this can have a negative impact over time on client retention and new sales.

TRINET	41	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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

(in millions)	2023	2022	2021
Insurance costs	$3,513	$3,463	$3,339
Insurance service revenues	4,166	4,131	3,901
Insurance Cost Ratio	84%	84%	86%

ICR was approximately flat when comparing 2023 to 2022 as health insurance costs grew at a faster rate than health ISR, partially offset by favorable workers' compensation prior period claims development. Insurance costs increased due to higher costs associated with medical services utilization, in particular outpatient services and pharmacy costs. This was partially offset by favorable prior period development in workers' compensation and lower volume due to lower Average WSEs. ISR increased due to rate increases partially offset by lower volume due to lower Average WSEs. In addition, ISR in 2023 did not include any reductions for credit programs whereas ISR in 2022 included a $75 million reduction related to our 2022 Credits.

Total Revenues
Our revenues consist of PSR and ISR. PSR represents fees charged to clients for processing payroll-related transactions on behalf of our PEO and HRIS clients, access to our HR expertise, employment and benefit law compliance services, other HR-related and tax credit filing services and fees charged to access our cloud-based HRIS services . ISR consists of insurance-related billings and administrative fees collected from PEO clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly total revenues per Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased 6% in 2023 compared to 2022.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings and the composition of products and services our clients receive, including Clarus R+D,
•Credit - the weighted average change in amounts recognized for our 2022 Credits, and
•HRIS - incremental HRIS cloud services revenue.

TRINET	42	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only

The increase in total revenue for the year was primarily driven by inflationary rate increases. In addition, as part of our 2022 Credit program, we recognized a $75 million reduction in revenue in 2022, which did not recur in 2023. This was partially offset by lower health plan enrollment and lower volume due to lower Average WSEs.
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
The table below provides a view of the changes in components of operating income on a year-over-year basis.

(in millions)
$499	2022 Operating Income
+37
Higher total revenues primarily driven by rate increases and due to no reduction in revenue being recognized in 2023 related to our 2022 Credits, partially offset by lower health plan enrollment and lower Average WSEs.

-50	Higher insurance costs primarily as a result of higher rates, partially offset by lower health plan enrollment and lower volume due to lower Average WSEs.
-17	Higher OE primarily as a result of higher compensation, S&M and technology spend to improve client experience, enhance service offerings, and improve processes, including a full year of supporting the HRIS product, together with higher sales and marketing expenses to support sales efforts. This was partially offset by lower spend in facilities and transaction and integration costs.
$469	2023 Operating Income

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

TRINET	43	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

PSR from PEO Services customers and HRIS cloud services clients was as follows:

(in millions)	2023	2022
PEO Services	$704	$711
HRIS Cloud Services	52	43
Total	$756	$754

We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals and the composition of products and services our clients receive, including TriNet Clarus R+D, and
•HRIS - incremental HRIS cloud services revenue.
PSR was flat for the year as rate increases from our PEO services, as well as the higher HRIS revenue from a full year of revenue in 2023 compared to a ten month period in 2022, were offset by lower WSEs, primarily in our Technology vertical due to client attrition and lower client hiring within our installed base.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings,
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment), and
•Credit - the weighted average amounts recognized for our 2022 Credits.

TRINET	44	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

The increase in ISR for the year was primarily driven by rate increases. In addition, as part of our 2022 Credit program, we recognized a $75 million reduction in revenue in 2022, which did not recur in 2023. This was partially offset by lower health plan enrollment and lower volume due to lower Average WSEs.
Insurance Costs

Insurance costs include insurance premiums for coverage provided by insurance carriers, payments for claims costs and expenses for other risk management and administrative services, reimbursement of claims payments made by insurance carriers or third-party administrators below a predefined deductible limit, and changes in accrued costs related to contractual obligations with our workers' compensation and health benefit carriers.
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

The increase in insurance costs for the year was primarily driven by higher rates paid for services, partially offset by lower health plan enrollment and lower volume due to lower Average WSEs. The rate increases were primarily driven by higher costs associated with medical services utilization, in particular outpatient services and pharmacy costs.

TRINET	45	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Operating Expenses
OE includes COPS, S&M, G&A, SD&P, and D&A.
We had approximately 3,600 colleagues as of December 31, 2023 primarily across the U.S. but also in India and Canada. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 65% and 63% of our OE in 2023 and 2022, respectively.
Transaction and integration costs associated with our 2022 acquisitions of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, employee retention costs tied to ongoing employment.
In 2023, we experienced OE growth of 2% compared to 2022. The ratio of OE to total revenues was 19% in 2023 and 2022.

% represents portion of compensation related expense included in operating expenses
We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	46	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$923	2022 Operating Expense
+4	COPS increased, driven primarily by higher compensation expense to support WSEs and incremental costs related to our HRIS cloud services.
+43	S&M increased, driven primarily by higher compensation from the growth in our sales force, together with higher advertising, conference and events expenses, technology spend and broker commissions.
-30	G&A decreased, driven primarily by lower transaction and integration expenses as well as lower costs in consulting and facilities expenses.
-8	SD&P decreased, driven primarily by lower net compensation and consulting expenses due to higher capitalization of internally developed software.
+8	D&A increased, due to the amortization of intangible assets recognized for the Zenefits and Clarus R+D acquisitions as well as higher amortization related to recently deployed software.
$940	2023 Operating Expenses
The primary spend type drivers to the changes in our OE are presented below:

TRINET	47	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Other Income (Expense)
Other income (expense) consists primarily of interest income from cash and investments and interest expense on our outstanding debt.
The growth in interest income for the year was primarily driven by higher interest earned on cash deposits due to higher market interest rates in 2023.
In 2022, interest expense, bank fees and other for the year included $17M of realized investments losses on sales and impairments related to AFS securities in the third quarter of 2022, which did not reoccur in the current year. In 2023, interest expense, bank fees and other included additional interest on our newly issued 2031 Notes and our $200 million drawdown of our 2021 Revolver in order to partially fund share repurchases in the third quarter of 2023. In addition, we incurred additional interest expense earlier in 2023 related to our temporary draw-down under our 2021 Revolver following the Silicon Valley Bank failure.
Provision for Income Taxes
Our effective tax rate (ETR) was 25% and 26% for 2023 and 2022, respectively. The decrease in rates was primarily due to an increase in excludable income for state tax purposes and an increase in tax benefits related to stock-based compensation.
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

TRINET	48	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

	December 31,
	2023			2022
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$287	$—	$287	$354	$—	$354
Investments	65	—	65	76	—	76
Restricted cash, cash equivalents and investments	22	1,247	1,269	22	1,241	1,263
Other current assets	73	884	957	78	555	633
Total current assets	$447	$2,131	$2,578	$530	$1,796	$2,326
Total current liabilities	332	2,131	$2,463	$192	$1,796	$1,988
Working capital	$115	$—	$115	$338	$—	$338
As of December 31, 2023, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
The following table summarizes our workers' compensation obligations, gross of collateral, as of December 31, 2023,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Workers' compensation obligations (1)	$175	$51	$54	$23	$47
(1) Represents estimated payments that are expected to be made to carriers for various workers' compensation programs under the contractual obligations. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with the workers' compensation insurance policy.
Working capital for corporate purposes

Corporate working capital as of December 31, 2023 decreased $223 million from December 31, 2022, primarily due to the $109 million increase in current liabilities from our borrowings under our 2021 Revolver and the $67 million decrease in corporate unrestricted cash and cash equivalents. This decrease in corporate unrestricted cash and cash equivalents was largely driven by the net impacts of our capital transactions the third quarter of 2023, when we purchased approximately $1 billion of our stock partially financed by $600 million of debt issuances. This was partially offset by positive cash flows from operations over the year.
We use our available cash and cash equivalents to satisfy our operational and regulatory requirements and to fund capital expenditures. We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from corporate operating activities and the potential issuance of debt or equity securities. We hold both corporate cash and cash associated with WSEs across multiple financial institutions to reduce concentrations of counterparty risk. We believe our existing corporate

TRINET	49	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

cash and cash equivalents and positive working capital will be sufficient to meet our working capital expenditure needs for at least the next twelve months.
The following table summarizes our purchase obligations as of December 31, 2023,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$120	$79	$40	$1	$—
(1) Our purchase obligations primarily consist of software licenses, consulting and maintenance agreements, and future sales and marketing events.
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2023			2022
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$539	$6	$545	$497	$65	$562
Investing activities	(65)	(5)	(70)	(214)	(12)	(226)
Financing activities	(546)	—	(546)	(536)	—	(536)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(72)	$1	$(71)	$(254)	$53	$(201)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$406	$1,131	$1,537	$660	$1,078	$1,738
End of period	$334	$1,132	$1,466	$406	$1,131	$1,537

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(67)	$—	$(67)	$(258)	$—	$(258)
Restricted	(5)	1	(4)	4	53	57
Operating Activities
Components of net cash provided by operating activities are as follows:

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$545	$562
Net cash provided by operating activities - Corporate	$539	$497
Net cash provided by operating activities - WSE	$6	$65
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
Our corporate operating cash flows in 2023 increased when compared to 2022 due to the increase in our net income and the timing of our payments of corporate obligations.

TRINET	50	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of business, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2023	2022
Investments:
Purchases of investments	$(281)	$(410)
Proceeds from sale and maturity of investments	286	469
Acquisition of subsidiaries	—	(229)
Cash provided by (used in) investments	$5	$(170)

Capital expenditures:
Software and hardware	$(70)	$(47)
Office furniture, equipment and leasehold improvements	(5)	(9)
Cash used in capital expenditures	$(75)	$(56)
Cash used in investing activities	$(70)	$(226)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At December 31, 2023, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of December 31, 2023, we held approximately $1.9 billion in restricted and unrestricted cash, cash equivalents and investments, of which $287 million was unrestricted cash and cash equivalents and $208 million was unrestricted investments. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.
Capital Expenditures
During the twelve months ended December 31, 2023 and 2022, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.

TRINET	51	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Financing Activities
Net cash used in financing activities in the years ended December 31, 2023 and 2022 consisted of our debt and equity-related activities.

	Year Ended December 31,
(in millions)	2023	2022
Financing activities
Repurchase of common stock, net of issuance costs	$(1,137)	$(536)
Proceeds from issuance of 2031 Notes	400	—
Payment of long-term financing fees and debt issuance costs	(9)	—
Draw down from revolving credit agreement borrowings	695	—
Repayment of borrowings under revolving credit agreement	(495)	—
Cash used in financing activities	$(546)	$(536)
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
During the year ended December 31, 2023, we repurchased 10,734,790 shares of our common stock for approximately $1,112 million through our existing stock repurchase program in addition to 128,551 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of December 31, 2023, approximately $433 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In March 2023, to ensure that we maintained liquidity during the regional banking liquidity challenges, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided, we repaid $200 million in March and $295 million in April. In September of 2023, we drew down $200 million under our 2021 Revolver to partially fund our share repurchases in the third quarter of 2023 noted above.
In August 2023, we issued $400 million aggregate principal amount of our 2031 Notes to partially fund share repurchases in the third quarter of 2023. In August 2023, concurrently with the issuance of the 2031 Notes, we amended certain provisions of our 2021 Credit Agreement, dated February 26, 2021, as amended, to, among other things (1) increase the aggregate capacity under our 2021 Revolver from $500 million to $700 million and (2) extend the maturity date of our 2021 Revolver to August 16, 2028.
In February of 2024, our board of directors declared a cash dividend of $0.25 per share, for a total payment of approximately $13 million.
Capital Resources
As of December 31, 2023, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolver. In September of 2023, we drew down $200 million of this revolver to partially fund our third quarter of 2023 share repurchases. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also

TRINET	52	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at December 31, 2023.
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
We review and evaluate these judgments and the associated recommendations in concluding the adequacy of accrued costs. Our quarterly reserving process involves the collaboration of our internal qualified actuaries and our actuarial and finance departments to approve a single point best estimate. In selecting this best estimate, management considers the actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include but are not limited to: the timing, volume, severity and complexity of claims, social and judicial trends, medical treatment trends, the extent of our historical loss data versus industry information, rates of participant turnover, the impact of MCT and seasonal trends, the impact of setting prices in advance of benefit periods, and the impact of unanticipated events. Where adjustments are necessary these are recorded in the period in which the adjustments are identified.
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

TRINET	53	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($31)
-2.5%	($18)
+2.5%	$19
+5.0%	$38
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our WSEs, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 86% of our group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
Costs covered by these insurance plans generally develop on average within three to six months so insurance costs and accrued health insurance costs include estimates of claims IBNP. Data is grouped and analyzed by insurance carrier.
To estimate accrued health benefits costs we use a number of inputs, assumptions and analytical techniques:
•historical loss claims payment patterns and MCT rates related to TriNet’s insurance policies,
•current period claims costs and claims reporting patterns (completion factors), and
•plan enrollment.
MCT rates are a significant factor we use in developing our accrued health insurance costs. MCT are developed through an analysis of claims incurred in prior months, provider pricing and indicators of health care utilization, including pharmacy utilization trends, and outpatient and inpatient utilization. Many factors may cause MCT to vary from our estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume,

TRINET	54	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

severity and complexity of claims, social and judicial trends, medical treatment trends, the extent of our historical loss data versus industry information, rates of participant turnover, the impact of MCT and seasonal trends, the impact of setting prices in advance of benefit periods, new treatment options, and the impact of unanticipated events.
The following table illustrates the sensitivity of changes in the MCT on our year end estimate of insurance costs (in millions of dollars):

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
The following table illustrates the sensitivity of changes in completion factors on our year end estimate of insurance costs (in millions of dollars):

Change in completion factors	Change in insurance costs
-0.75%	$19
-0.50%	$13
-0.25%	$6
+0.25%	$(6)
+0.50%	$(13)
+0.75%	$(19)
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
The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the estimated fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also allows us to refine these estimates over a one year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease net income and result in lower asset values on our consolidated balance sheets.
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

TRINET	55	2023 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Recent Accounting Pronouncements
Refer to Note 1 in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information related to recent accounting pronouncements.

TRINET	56	2023 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at December 31, 2023 and 2022.
As of December 31, 2023, we had drawn down $200 million under our floating rate 2021 Revolver. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of December 31, 2023 over the next twelve months was approximately $2 million.

TRINET	57	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

TRINET	58	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

TRINET	59	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The accrued workers’ compensation costs include estimates for reported and incurred but not reported losses, accrued costs on reported claims, and expenses associated with settling the claims. The estimates are based on the Company’s historical and industry loss experience, exposure data, an estimate of future cost trends, expected loss ratios, and loss development factors.
The accrued health insurance costs include estimates for claims incurred but not paid. The estimates are based on the Company’s historical claim payment patterns and medical cost trends, current period claim costs and claim reporting patterns, and plan enrollment.
Both the accrued workers’ compensation and health insurance costs are established using actuarial methods followed in the insurance industry and the Company uses qualified actuaries to develop these estimates.
Given the subjectivity of estimating the value of the accrued workers’ compensation and health insurance costs, performing audit procedures to evaluate whether accrued workers’ compensation and health insurance costs recorded for the year ended December 31, 2023 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 15, 2024

We have served as the Company's auditor since 2016.

TRINET	60	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 15, 2024

TRINET	61	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions except per share data)	2023	2022	2021
Professional service revenues	$756	$754	$639
Insurance service revenues	4,166	4,131	3,901
Total revenues	4,922	4,885	4,540
Insurance costs	3,513	3,463	3,339
Cost of providing services	307	303	264
Sales and marketing	285	242	202
General and administrative	211	241	176
Systems development and programming	65	73	50
Depreciation and amortization of intangible assets	72	64	54
Total costs and operating expenses	4,453	4,386	4,085
Operating income	469	499	455
Other income (expense):
Interest expense, bank fees and other	(40)	(39)	(20)
Interest income	72	22	6
Income before provision for income taxes	501	482	441
Income taxes	126	127	103
Net income	$375	$355	$338
Other comprehensive (loss) income, net of income taxes	3	(4)	(5)
Comprehensive income	$378	$351	$333

Net income per share:
Basic	$6.61	$5.66	$5.13
Diluted	$6.56	$5.61	$5.07
Weighted average shares:
Basic	57	63	66
Diluted	57	64	67
See accompanying notes.

TRINET	62	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$287	$354
Investments	65	76
Restricted cash, cash equivalents and investments	1,269	1,263
Accounts receivable, net	18	19
Unbilled revenue, net	447	375
Prepaid expenses, net	67	71
Other payroll assets	381	122
Other current assets	44	46
Total current assets	2,578	2,326
Restricted cash, cash equivalents and investments, noncurrent	158	153
Investments, noncurrent	143	151
Property and equipment, net	17	24
Operating lease right-of-use asset	24	31
Goodwill	462	462
Software and other intangible assets, net	172	163
Other assets	139	133
Total assets	$3,693	$3,443
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$87	$98
Revolving credit agreement borrowings	109	—
Client deposits and other client liabilities	65	106
Accrued wages	515	437
Accrued health insurance costs, net	175	174
Accrued workers' compensation costs, net	50	54
Payroll tax liabilities and other payroll withholdings	1,438	1,087
Operating lease liabilities	14	15
Insurance premiums and other payables	10	17
Total current liabilities	2,463	1,988
Long-term debt, noncurrent	984	496
Accrued workers' compensation costs, noncurrent, net	120	128
Deferred taxes	13	8
Operating lease liabilities, noncurrent	30	41
Other non current liabilities	5	7
Total liabilities	3,615	2,668
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 2022)
Common stock and additional paid-in capital	976	899
($0.000025 par value per share; 750,000,000 shares authorized; 50,664,471 and 60,555,661 shares issued and outstanding at December 31, 2023 and 2022, respectively)
Retained earnings (Accumulated deficit)	(896)	(119)
Accumulated other comprehensive loss	(2)	(5)
Total stockholders' equity	78	775
Total liabilities & stockholders' equity	$3,693	$3,443
See accompanying notes.

TRINET	63	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in millions)	2023	2022	2021
Total Stockholders' Equity, beginning balance	$775	$881	$607
Common Stock and Additional Paid-In Capital:
Beginning balance	899	808	747
Issuance of common stock from exercise of stock options	4	1	1
Issuance of common stock for employee stock purchase plan	11	10	10
Issuance of common stock for the acquisition of Zenefits	—	17	—
Repurchase of common stock	—	1	—
Stock based compensation expense	62	62	50
Ending balance	976	899	808

Retained Earnings (Accumulated Deficit):
Beginning balance	(119)	74	(144)
Net income	375	355	338
Repurchase of common stock	(1,122)	(524)	(94)
Awards effectively repurchased for required employee withholding taxes	(30)	(24)	(26)
Ending balance	(896)	(119)	74

Accumulated Other Comprehensive (Loss) Income:
Beginning balance	(5)	(1)	4
Other comprehensive (loss) income	3	(4)	(5)
Ending balance	(2)	(5)	(1)

Total Stockholders' Equity, ending balance	$78	$775	$881

See accompanying notes.

TRINET	64	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating activities
Net income	$375	$355	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	72	64	54
Amortization of deferred costs	40	38	31
Amortization of ROU asset, lease modification, impairment, and abandonment	9	25	12
Stock based compensation	59	62	50
Accretion of discount rate on lease liabilities	2	2	2
Provision for doubtful accounts	3	2	—
Deferred income taxes	5	(22)	(9)
Losses from disposition of assets	1	6	—
Losses and impairment on investments	1	18	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	—	3
Unbilled revenue, net	(72)	(51)	(78)
Prepaid expenses, net	4	(2)	(5)
Other payroll assets	(259)	(72)	10
Accounts payable and other current liabilities	(8)	(13)	33
Client deposits and other client liabilities	(40)	9	(37)
Accrued wages	77	65	60
Accrued health insurance costs, net	1	—	2
Accrued workers' compensation costs, net	(12)	(8)	(7)
Payroll taxes payable and other payroll withholdings	351	158	(166)
Operating lease liabilities	(17)	(17)	(13)
Other assets	(38)	(55)	(60)
Other liabilities	(7)	(2)	(2)
Net cash provided by operating activities	545	562	218
Investing activities
Purchases of marketable securities	(276)	(410)	(444)
Proceeds from sale and maturity of marketable securities	286	469	349
Acquisitions of property and equipment and projects in process	(75)	(56)	(40)
Acquisitions of subsidiaries, net of cash acquired	—	(229)	—
Other Investments	(5)	—	—
Net cash used in investing activities	(70)	(226)	(135)
Financing activities
Repurchase of common stock	(1,122)	(523)	(94)
Proceeds from issuance of common stock	15	11	11
Payment of long-term financing costs and debt issuance costs	(9)	—	(9)
Proceeds from issuance of 2031 Notes	400	—	—
Proceeds from issuance of 2029 Notes	—	—	500
Repayment of borrowings	—	—	(370)
Proceeds from revolving credit agreement borrowings	695	—	—
Repayment of borrowings under revolving credit agreement	(495)	—	—
Awards effectively repurchased for required employee withholding taxes	(30)	(24)	(26)
Net cash provided by (used in) financing activities	(546)	(536)	12
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	(71)	(201)	95
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,537	1,738	1,643
End of period	$1,466	$1,537	$1,738
Supplemental disclosures of cash flow information
Interest paid	$25	$18	$12
Income taxes paid, net	114	128	129
Supplemental schedule of noncash investing and financing activities
Payable for purchase of property and equipment	$4	$6	$3
Acquisitions of subsidiaries paid in stock	$—	$17	$—
See accompanying notes.

TRINET	65	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us) provides comprehensive HCM solutions for small and medium-size businesses under both a PEO model and an HRIS services model. These HCM solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through our PEO service model, we are the employer of record for certain employment-related administrative and regulatory purposes for WSEs, including:
•compensation through wages and salaries,
•certain employer payroll-related tax payments,
•employee payroll-related tax withholdings and payments,
•employee benefit programs, including health and life insurance, and
•workers' compensation coverage.
Our PEO clients are responsible for the day-to-day job responsibilities of the WSEs.
Through our HRIS services model, we provide cloud-based HCM services to SMBs that allows them to manage hiring, onboarding, employee information, payroll processing, payroll tax administration, health insurance, and other benefits, from a single cloud-based software platform. We are not the co-employer or employer of record for such employees.
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

TRINET	66	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Health benefits and workers' compensation services include performance obligations to provide TriNet-sponsored health benefits and workers' compensation insurance coverage through insurance policies provided by third-party insurance carriers and settle deductible amounts on those policies. Revenues associated with these performance obligations are reported as insurance services revenues and are recognized using the output method over the period of time that the client and WSEs are covered under TriNet-sponsored insurance policies. We control the selection of health benefits and workers' compensation coverage made available. As a result, we are the principal in this arrangement for revenue recognition purposes and insurance services revenues are reported gross.
In previous years, we created our Recovery Credits to assist in the economic recovery of our existing PEO clients and enhance our ability to retain these clients. These credits were based on the performance of our insurance costs and were recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheet. The change in balance for the liability for credits previously accrued is the following:

(in millions)	2023	2022
Balance at beginning of period	$75	$48
(+) Accruals	—	75
(-) Distributions to clients	(68)	(48)
Balance at end of period	$7	$75
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

TRINET	67	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The transaction price for the payroll and payroll tax processing performance obligations is determined upon establishment of the contract that contains the final terms of the arrangement, including the description and price of each service purchased. The estimated service fee is determined based on observable inputs and includes the following key assumptions: target profit margin, pricing strategies including the mix of services purchased and competitive factors, and client and industry specifics.
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
We require our clients to prefund payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. Under the provision of our contracts with clients, we generally will process the payment of a client’s payroll only when the client successfully funds the amount required. As a result, there is no financing arrangement for the contracts. However, certain contracts to provide payroll and payroll tax processing services permit the client to pay certain payroll tax components ratably over periods of up to 12 months rather than as payroll tax is otherwise determined and due, which may be considered a significant financing arrangement under FASB ASC Topic 606 Revenue from Contracts with Customers. However, as the period between our performing the service under the contract and when the client pays for the service is less than one year, we have elected, as a practical expedient, not to adjust the transaction price.
Unbilled Revenue
For our PEO clients, we recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as unbilled revenue. As of December 31, 2023 and 2022, advance collections included in unbilled revenue were $8 million and $9 million, respectively.
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new clients onboarded as we expect to recover these costs through future service fees. Such assets are amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, any incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both the initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. The below table summarizes the amounts capitalized and amortized during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions)	2023	2022	2021
Deferred commission expense:
Capitalized	$33	$32	$28
Amortized	35	31	25
Certain commission plans pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We did not have material contract liabilities as of December 31, 2023 and 2022.

TRINET	68	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accrued Workers' Compensation Costs
We have secured workers' compensation insurance policies with insurance carriers to administer and pay claims for our clients and WSEs. We are responsible for reimbursing the insurance carriers for losses up to $1 million per claim occurrence (deductible layer). Insurance carriers are responsible for administering and paying claims. We are responsible for reimbursing each carrier up to a deductible limit per occurrence. Accrued workers' compensation costs represent our liability to reimburse insurance carriers for our share of their losses and loss adjustment expenses. These accrued costs are established to provide for the estimated ultimate costs of paying claims within the deductible layer in accordance with workers' compensation insurance policies. These accrued costs include estimates for reported and incurred but not reported (IBNR) losses, accrued costs on reported claims, and expenses associated with settling the claims. In establishing these accrued costs, we use an external actuary to provide an estimate of undiscounted future cash payments that would be made to settle the claims based upon:
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

TRINET	69	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2023, the majority of our group health insurance costs related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
Accrued health insurance costs are established to provide for the estimated unpaid costs of reimbursing the carriers for paying claims within the deductible layer in accordance with risk-based health insurance policies. These accrued costs include estimates for claims incurred but not paid. We assess accrued health insurance costs regularly based upon actuarial studies that include other relevant factors such as current and historical claims payment patterns, plan enrollment and medical trend rates.
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of December 31, 2023 and 2022, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $58 million and $57 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2023 and 2022, accrued health insurance costs offsetting prepaid expenses were $68 million and $73 million, respectively.
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
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding debts that are collateralized by certain corporate assets. As of December 31, 2023 and 2022, the weighted-average rate used in discounting the lease liability was 4.2% and 3.9%, respectively.
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

TRINET	70	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
•amounts held in trust for current and future premium and claim obligations with our insurance carriers, which amounts are held in trust according to the terms of the relevant insurance policies and by the local insurance regulations of the jurisdictions in which the policies are in force.
Investments
Our marketable investments are primarily classified as available-for-sale and are carried at estimated fair value.
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

TRINET	71	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was immaterial at December 31, 2023 and 2022.
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
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for the years ended December 31, 2023, 2022 and 2021.
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
We capitalize internal and external costs incurred to develop internal-use computer software during the application development stage. Application development stage costs include software configuration, coding, and installation. Capitalized costs are amortized on a straight-line basis over the estimated useful life, typically ranging from three years to six years, commencing when the software is placed into service. We expense costs incurred during the preliminary project stage, as well as general and administrative, overhead, maintenance and training costs, and costs that do not add functionality to existing systems.

TRINET	72	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $37 million, $29 million, and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
We recognize deferred tax assets and liabilities based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, as well as the expected benefits of using net operating loss and other carryforwards. We establish a valuation allowance when it is determined more likely than not that the deferred tax assets will not be realized. Provision for income taxes may change when estimates used in determining valuation allowances change or when receipt of new information indicates the need for adjustment in valuation allowances. Changes in valuation allowances are reflected as a component of the provision for income taxes in the period of adjustment.
We recognize a reserve for uncertain tax positions taken or expected to be taken in a tax return when it is concluded that tax positions are not more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. Assumptions, judgment and the use of estimates are required in determining if the more likely than not standard has been met when developing the provision for income taxes and in determining the expected benefit. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the minimum probability threshold are included as other liabilities and are charged to earnings in the period that such determination is made. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in other non-current liabilities on the consolidated balance sheets.
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

TRINET	73	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
For certain clients, we require an indemnity guarantee payment (IGP) supported by a letter of credit, bond, or a certificate of deposit from certain financial institutions. The IGP typically equals the total payroll and service fee for one average payroll period.
No client accounted for more than 10% of total revenues in the years ended December 31, 2023, 2022 and 2021. Bad debt expense, net of recoveries was $3 million and $2 million for the years ended December 31, 2023 and 2022, respectively, and was immaterial for the year ended 2021.
Recent Accounting Pronouncements
Recently adopted accounting guidance
Recognizing and Measuring Contract Assets and Contract Liabilities From Contracts With Customers Acquired in a Business Combination – We early adopted ASU 2021-08 – Business Combinations (Topic 805) effective January 1, 2022. ASU 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that we recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC Topic 606 Revenue from Contracts with Customers. The adoption of ASU 2021-08 did not have a material effect on our financial statements.
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
Our total cash, cash equivalents and investments are summarized below:

	December 31, 2023			December 31, 2022
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$287	$—	$287	$354	$—	$354
Investments	—	65	65	—	76	76
Restricted cash, cash equivalents and investments
Payroll funds collected	1,067	—	1,067	1,062	—	1,062
Collateral for health benefits claims	31	113	144	29	110	139
Collateral for workers' compensation claims	54	2	56	58	—	58
Other security deposits	2	—	2	4	—	4
Total restricted cash, cash equivalents and investments	1,154	115	1,269	1,153	110	1,263
Investments, noncurrent	—	143	143	—	151	151
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	25	133	158	27	123	150
Other security deposits	—	—	—	3	—	3
Total	$1,466	$456	$1,922	$1,537	$460	$1,997

TRINET	74	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS

The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2023 and December 31, 2022 and the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2023
Cash equivalents:
Money market mutual funds	Level 1	$183	$—	$—	$183	$96	$—	$87
U.S. treasuries	Level 2	7	—	—	7	5	—	2
Total cash equivalents		190	—	—	190	101	—	89
AFS Investments:
Asset-backed securities	Level 2	41	—	(1)	40	—	40	—
Corporate bonds	Level 2	135	1	—	136	—	103	33
Agency securities	Level 2	40	—	(1)	39	—	10	29
U.S. treasuries	Level 2	231	1	(1)	231	—	47	184
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Other debt securities	Level 2	8	—	—	8	—	8	—
Total AFS Investments		$457	$2	$(3)	$456	$—	$208	$248

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2022
Cash equivalents:
Money market mutual funds	Level 1	$314	$—	$—	$314	$225	$—	$89
U.S. treasuries	Level 2	18	—	—	18	18	—	—
Total cash equivalents		332	—	—	332	243	—	89
AFS Investments:
Asset-backed securities	Level 2	42	—	(2)	40	—	40	—
Corporate bonds	Level 2	140	—	(1)	139	—	112	27
Agency securities	Level 2	33	—	(1)	32	—	5	27
U.S. treasuries	Level 2	229	—	—	229	—	62	167
Certificate of deposit	Level 2	12	—	—	12	—	—	12
Other debt securities	Level 2	8	—	—	8	—	7	1
Total AFS Investments		$464	$—	$(4)	$460	$—	$226	$234
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

TRINET	75	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.

We did not have any Level 3 financial instruments recognized in our balance sheets as of December 31, 2023 and December 31, 2022. There were no transfers between levels as of December 31, 2023 and December 31, 2022.

Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	December 31, 2023
One year or less	$93
Over one year through five years	332
Over five years through ten years	11
Over ten years	20
Total fair value	$456
The gross proceeds from sales and maturities of AFS securities for the years ended December 31, 2023, 2022, and 2021 are presented below. We had immaterial gross realized gains and losses from sales of investments for the year ended December 31, 2021.

	Year Ended December 31,
(in millions)	2023	2022	2021
Gross realized losses	$(1)	$(18)	$—
Gross proceeds from sales	150	227	162
Gross proceeds from maturities	137	253	187
Total	$286	$462	$349
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
As of December 31, 2022, management recorded an impairment loss of $7 million on fixed income securities due to the probability that management could sell these securities before they recover in value. None of this impairment was credit-related. After this recognized impairment, gross unrealized losses related to AFS investments in an unrealized loss position were $4 million. Gross unrealized losses were immaterial at December 31, 2023 and December 31, 2021.

Fair Value of Long-Term Debt
The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of December 31, 2023, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $443 million and $414 million, respectively. As of December 31, 2022, our 2029 Notes were carried at their cost, net of issuance costs, and had a fair value of $413 million.
Our 2021 Revolver is a floating rate debt. At December 31, 2023, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

TRINET	76	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(in millions)	December 31, 2023	December 31, 2022
Office equipment, including data processing equipment	$37	$36
Leasehold improvements	19	21
Furniture, fixtures, and equipment	14	16
Projects in progress	2	4
Total	72	77
Less: Accumulated depreciation	(55)	(50)
Less: Impairments (1)	$—	(3)
Property and equipment, net	$17	$24
(1)    Amount includes impairment of leasehold improvements in leased office space that we have exited. Refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Depreciation of property and equipment was $9 million, $10 million, and $9 million for years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 5. GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS, NET
Changes in goodwill for the years ended December 31, 2023 and 2022 are as follows:

(in millions)	Amount
Balance at December 31, 2021	$294
Additions	168
Balance at December 31, 2022	$462
Additions	—
Balance at December 31, 2023	$462
The following summarizes software and other intangible assets:

		December 31, 2023			December 31, 2022
(in millions)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangibles:
Software	3 years	350	(255)	95	278	(213)	65
Customer relationships	6 years	49	(18)	31	135	(93)	42
Developed technology	6 years	65	(19)	46	65	(9)	56
Total		$464	$(292)	$172	$478	$(315)	$163
Amortization of intangible assets during the years ended December 31, 2023, 2022 and 2021 was $63 million, $54 million and $50 million respectively. We evaluate the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the estimated remaining useful life. During the year ended December 31, 2021, we recognized a $7 million impairment of a customer relationship intangible due to higher than expected attrition. There were no impairment charges recognized for the years ended December 31, 2023 and 2022.

TRINET	77	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes our capitalized internally developed software costs and related depreciation expense.

	Year Ended December 31,
(in millions)	2023	2022	2021
Capitalized internally developed software costs	69	48	33
Depreciation expense for capitalized internally developed software costs	42	35	33
Expense related to intangibles amortization in future periods as of December 31, 2023 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2024	$59
2025	46
2026	31
2027	23
2028	7
2029 and thereafter	3
Total	$169
NOTE 6. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions)	2023	2022	2021
Total accrued costs, beginning of year	$189	$198	$205
Incurred
Current year	66	68	66
Prior years	(36)	(32)	(23)
Total incurred	30	36	43
Paid
Current year	(10)	(10)	(10)
Prior years	(34)	(35)	(40)
Total paid	(44)	(45)	(50)
Total accrued costs, end of year	$175	$189	$198
The following tables summarize workers' compensation liabilities on the consolidated balance sheets:

(in millions)	December 31, 2023	December 31, 2022
Total accrued costs, end of year	$175	$189
Collateral paid to carriers and offset against accrued costs	(5)	(7)
Total accrued costs, net of carrier collateral offset	$170	$182

Payable in less than 1 year (net of collateral paid to carriers of $1 and $2 as of December 31, 2023 and 2022, respectively)	$50	54
Payable in more than 1 year (net of collateral paid to carriers of $4 and $5 as of December 31, 2023 and 2022, respectively)	120	128
Total accrued costs, net of carrier collateral offset	$170	$182

TRINET	78	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the years ended December 31, 2023, 2022 and 2021, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of December 31, 2023 and 2022, we had $32 million and $43 million of collateral held by insurance carriers of which $5 million and $7 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 7. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 6 years. As of December 31, 2023, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
We recognized operating lease expense of $11 million, $15 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023 and 2022, we recognized $6 million and $20 million, respectively, of lease impairment due to the closing of several offices.
As of December 31, 2023 and 2022, the weighted average remaining lease term on our operating leases was 3.8 years and 4.4 years, respectively. Future minimum lease payments as of December 31, 2023 were as follows:

(in millions)	December 31, 2023
2024	$15
2025	13
2026	8
2027	7
2028	5
2029 and thereafter	—
Total future minimum lease payments	$48
Less: imputed interest	(4)
Total operating lease liabilities	$44
Current portion	14
Non-current portion	30

TRINET	79	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 8. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT BORROWINGS
The following table summarizes our long-term debt and revolving credit agreement borrowings as of December 31, 2023 and 2022.

(Dollars in millions)	Annual contractual interest rate	Effective interest rate	Principal amount	Deferred issuance costs	Less: current portion	Long-term debt, noncurrent
						December 31, 2023	December 31, 2022

2021 Revolver	6.58%	7.07%	$200	$—	$(109)	$91	$—
2029 Notes	3.50%	3.67%	$500	$(3)	$—	$497	$496
2031 Notes	7.13%	7.30%	$400	$(4)	$—	$396	$—
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
The annual interest rate for borrowings under our 2021 Revolver was previously calculated based on an applicable LIBOR tenor of our choosing, plus a margin of 1.25% to 2.00%, or, at our option, the alternative base rate (ABR), plus a margin of 0.25% to 1.00%. In the second quarter of 2023, we replaced the interest rate based on LIBOR and related LIBOR-based mechanics with an interest rate based on the forward-looking Secured Overnight Financing Rate (Term SOFR). Term SOFR loans will be charged interest at the Term SOFR rate (subject to a 0.00% floor), plus a margin between 1.25% and 2.00%, depending on the Company’s total net leverage ratio, plus a credit adjustment spread of 10 basis points for all tenors (such Term SOFR rate plus the credit adjustment spread, the "Adjusted Term SOFR Rate"). The applicable Term SOFR or ABR margin is based on our Total Leverage Ratio, as defined in the 2021 Credit Agreement. The ABR is the highest of (a) the applicable Federal Reserve Bank of New York rate in effect on such day (which rate is the greater of the Federal funds Effective Rate in effect on such day and the Overnight Bank Funding Rate in effect on such day), as defined in our 2021 Credit Agreement plus 0.50% (b) the prime rate in effect on such day, and (c) the Adjusted Term SOFR Rate for a one month interest period, as published by two U.S. Government Securities Business Days prior to such day daily plus 1.00%. The interest rate

TRINET	80	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
for 2023 borrowings under our 2021 Revolver was 6.582% - 8.125%. As of December 31, 2023, we had remaining capacity of $494 million under our 2021 Revolver.
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement, 2029 Notes and 2031 Notes at December 31, 2023.
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
NOTE 10. STOCK BASED COMPENSATION
Equity Based Incentive Plans
Our 2019 Equity Incentive Plan and as amended and restated (the 2019 Plan), approved in May 2019, provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. There were approximately 5 million shares available for grant under the 2019 Plan as of December 31, 2023.
The 2009 Equity Incentive Plan (the 2009 Plan), was replaced by the 2019 Plan, except that any outstanding awards granted under the 2009 Plan remain in effect pursuant to their terms.

TRINET	81	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Stock Options
Stock options are granted to employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options generally vest over 4 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2022	190,275	$20.50	1.5	$9
Exercised	(182,067)	20.50		14
Balance at December 31, 2023 (1)	8,208	$19.50	0.45	$1
(1)    All options are vested and exercisable.

	Year Ended December 31,
Additional Disclosures for Stock Options (in millions)	2023	2022	2021
Total intrinsic value of options exercised	14	8	6
Cash received from options exercised	4	1	1
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2023, 2022 and 2021 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting.
The following tables summarize RSU activity for the year ended December 31, 2023:
Time-based RSUs

	Total Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	1,198,561	$80.75
Granted	769,286	78.27
Vested	(617,937)	76.25
Forfeited	(120,708)	82.58
Nonvested at December 31, 2023	1,229,202	$80.88

	Year Ended December 31,
Additional Disclosures for equity-based plans	2023	2022	2021
Total grant date fair value of shares granted (in millions)	$60	$85	$47
Total grant date fair value of shares vested (in millions)	$47	$42	$34
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	213,569	204,191	207,603

TRINET	82	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Performance-based RSUs

	Total Number Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	202,586	$86.82
Granted	177,067	79.05
Vested	(156,642)	86.22
Nonvested at December 31, 2023	223,011	$81.08

	Year Ended December 31,
Additional Disclosures for equity-based plans	2023	2022	2021
Total grant date fair value of shares granted (in millions) (1)	$14	$20	$16
Total grant date fair value of shares vested (in millions)	$14	$17	$8
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	74,923	119,901	77,787
(1)    Amount includes fair value of finalized additional grant related to the most recently ended performance period.
Employee Stock Purchase Plan
Our 2014 Employee Stock Purchase Plan (ESPP) offers eligible employees an option to purchase shares of our common stock through payroll deductions. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. The plan is considered to be a compensatory plan. As of December 31, 2023, approximately 5 million shares were reserved for future issuances under the ESPP.
In applying the Black Scholes option valuation model for the ESPP options, we use the following assumptions:

	Year Ended December 31,
(in millions)	2023	2022	2021
Expected Term (in Years)	0.5	0.5	0.5
Expected Volatility	29-35%	21-39%	21-35%
Risk-Free Interest Rate	5.3-5.4%	0.7-4.5%	0.4-0.7%
Expected Dividend Yield	0%	0%	0%
Shares Issued under ESPP	175,446	158,134	136,861
Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of providing services	$14	$13	$12
Sales and marketing	8	7	6
General and administrative	33	38	29
Systems development and programming costs	4	4	3
Total stock based compensation expense	$59	$62	$50
Total stock based compensation capitalized	$3	$1	$1
Income tax benefit related to stock based compensation expense	$13	$13	$10
Tax benefit realized	$19	$14	$16

TRINET	83	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The table below summarizes unrecognized compensation expense for the year ended December 31, 2023 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested time based RSUs	$92	2.47
Nonvested performance based RSUs	10	1.66
NOTE 11. STOCKHOLDERS' EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the year ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Shares issued and outstanding, beginning balance	60,555,661	65,968,224	66,456,663
Issuance of common stock from vested restricted stock units	774,579	841,861	748,881
Issuance of common stock from exercise of stock options	182,067	116,592	73,118
Issuance of common stock for employee stock purchase plan	175,446	158,134	136,861
Issuance of common stock for the acquisition of Zenefits	—	193,221	—
Repurchase of common stock	(10,734,790)	(6,398,279)	(1,161,909)
Awards effectively repurchased for required employee withholding taxes	(288,492)	(324,092)	(285,390)
Shares issued and outstanding, ending balance	50,664,471	60,555,661	65,968,224
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
In August 2023, we completed a tender offer through which we repurchased 5,981,308 shares of common stock at a price of $107.00 per share, for total consideration of approximately $640 million. In September 2023, we repurchased 3,364,486 shares of common stock at a price of $107.00 per share, for total consideration of approximately $360 million, through a purchase agreement with our largest stockholder, Atairos Group, Inc. Atairos Group, Inc. agreed to proportionally sell additional shares so as to continue to beneficially own approximately 36% of the outstanding Shares immediately following the completion of the Closing.
We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity (retained deficit).

TRINET	84	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes the share repurchases under this program for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Total cost (in millions)	$1,112	$519	$94
Total shares	10,734,790	6,398,279	1,161,909
Average price per share	$103.59	$81.07	$81.13
As of December 31, 2023, $433 million remains available for repurchase under all authorizations approved by the board of directors.
Dividends

In February 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $13 million to be paid in the second quarter of 2024.

TRINET	85	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 12. INCOME TAXES
Provision for Income Taxes
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax year 2018 and subsequent years. The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$96	$112	$86
State	24	36	28
Foreign	2	—	1
Total Current	122	148	115
Deferred:
Federal	1	(17)	(7)
State	3	(6)	(3)
Foreign	—	2	(2)
Total Deferred	4	(21)	(12)
Total	$126	$127	$103
The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2023			2022			2021
(in millions, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$501			$482			$441
U.S. federal statutory tax rate		$105	21%		$101	21%		$93	21%
State income taxes, net of federal benefit		34	7		34	7		32	7
Tax rate change		1	—		—	—		(1)	—
Nondeductible meals, entertainment and penalties		2	—		3	1		2	—
Stock based compensation		(2)	—		3	1		(2)	—
Uncertain tax positions		—	—		—	—		(1)	—
Tax credits		(6)	(1)		(8)	(2)		(7)	(2)
State and tax return to provision adjustments		(11)	(2)		(9)	(2)		(10)	(2)
Other		3	—		3	—		(3)	(1)
Total		$126	25%		$127	26%		$103	23%

Our effective income tax rate decreased by 1% to 25% in 2023 from 26% in 2022. The decrease was primarily due to an increase in excludable income for state tax purposes and an increase in tax benefits related to stock-based compensation.

The Inflation Reduction Act enacted on August 16, 2022 introduced new provisions including an excise tax on net stock repurchases made after December 31, 2022.

Global tax developments from the Organization for Economic Cooperation and Development proposes implementation of a global minimum tax under the Pillar Two model rules. Management has determined this development applicable to multinational businesses does not have a material impact to our business, cash flows, or financial results.

TRINET	86	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2023	2022
Deferred tax assets:
Net operating losses (federal and state)	$6	$7
Accrued expenses	18	17
Accrued workers' compensation costs	9	8
Recovery credit	2	20
Operating lease liabilities	11	14
Stock based compensation	2	3
Tax benefits relating to uncertain positions	1	1
Tax credits (federal, state and foreign)	7	7
Section 174 Capitalized R&D	21	13
Other	2	3
Total	79	93
Valuation allowance	(8)	(8)
Total deferred tax assets	71	85
Deferred tax liabilities:
Depreciation and amortization	(48)	(54)
Prepaid commission expenses	(26)	(24)
Operating lease right-of-use assets	(5)	(10)
Total deferred tax liabilities	(79)	(88)
Net deferred tax liabilities	$(8)	$(3)

As of December 31, 2023 and 2022, we have federal net operating loss of $1 million and $2 million, respectively, which can be carried forward indefinitely. We have capital loss carryforwards of $3 million which will expire in 2027. As of December 31, 2023 and 2022, we have various state net operating loss carryforwards of $91 million and $94 million, respectively, most of which, if unused, will expire in years 2024 through 2043. As of December 31, 2023 and 2022, we have state tax credit carryforwards (net of federal benefit) of $5 million that will begin expiring in 2026. In addition, Canada tax credit carryforwards of $2 million will begin expiring in 2037.

TRINET	87	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Valuation Allowance
We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, related to state tax credits, state net operating loss and capital loss carryforwards. A reconciliation of the beginning and ending amount of the valuation allowance is presented in the table below:

	Year Ended December 31,
(in millions)	2023	2022	2021
Valuation allowance at January 1	$8	$5	$5
Charged to net income	—	3	—
Valuation allowance at December 31	8	8	5
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) related to uncertain income tax provisions, which would affect the effective tax rate if recognized, is presented in the table below:

	Year Ended December 31,
(in millions)	2023	2022	2021
Unrecognized tax benefits at January 1	$7	$7	$8
Additions for tax positions of current period	2	2	1
Reductions for tax positions of prior period:
Lapse of applicable statute of limitations	(2)	(2)	(1)
Adjustments to tax positions	—	—	(1)
Unrecognized tax benefits at December 31	$7	$7	$7
As of December 31, 2023 and 2022, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties, is included in other non-current liabilities on the consolidated balance sheets.
It is reasonably possible the amount of the unrecognized benefit could increase or decrease within the next twelve months, which would have an impact on net income.

TRINET	88	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 13. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net income	$375	$355	$338
Weighted average shares of common stock outstanding	57	63	66
Basic EPS	$6.61	$5.66	$5.13

Net income	$375	$355	$338
Weighted average shares of common stock outstanding	57	63	66
Dilutive effect of stock options and restricted stock units	—	1	1
Weighted average shares of common stock outstanding	57	64	67
Diluted EPS	$6.56	$5.61	$5.07

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	2	1
NOTE 14. 401(k) PLAN
The Company maintains a defined contribution 401(k) plan for the benefit of corporate employees. Under our 401(k) plan, eligible employees may elect to contribute based on their eligible compensation. The Company matches a portion of employee contributions, which amounted to $17 million, $14 million, and $15 million for the years ended December 31, 2023, 2022, and 2021, respectively.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.
NOTE 15. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically equity investment firm clients on which a board member serves in an executive role, an equity investment by those firms in a client/vendor company, or other clients/vendors on which our executive officer or board member serves as a member of the client/vendor company's board of directors. We have received $12 million, $16 million, and $14 million in total revenues from such related parties during the years ended December 31, 2023, 2022 and 2021, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $3 million, $2 million, and $2 million during the years ended December 31, 2023, 2022 and 2021, for services we received, respectively.

TRINET	89	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
The purchase price consisted of cash consideration paid of $192 million and 193,221 shares of TriNet common stock with a fair value of $17 million. In accordance with the merger agreement, certain holders of Zenefits stock received cash in lieu of stock. Holders of unvested Zenefits restricted stock received their pro-rata share of the consideration, payable in cash quarterly over 18 months, and was generally forfeited if the employee terminated service prior to vesting. This amount will be recorded as G&A expense over the 18-month service period. Acquisition-related costs are recorded as G&A expense for the years ended December 31, 2023 and 2022 and were not material.

TRINET	90	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes the fair value of the net assets acquired and allocation of the purchase price:

(in millions)	Amount
Total purchase price	$209

Asset Acquired:
Cash	$4
Restricted cash	5
Accounts receivable, net	4
Intangible assets	96
Operating lease right-of-use asset	9
Deferred tax asset	2
Other assets	5
Total assets acquired	125

Liabilities Assumed
Accounts payable and other current liabilities	$9
Deferred revenue	13
Operating lease liabilities	15
Deferred taxes	18
Total liabilities assumed	55
Net assets acquired	$70

Goodwill at acquisition	$139
Measurement period adjustments	(3)
Goodwill at December 31, 2022	$136
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

TRINET	91	2023 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The Company recorded the acquisition using the acquisition method of accounting for business combinations in accordance with ASC 805 and recognized identifiable assets acquired and liabilities assumed at their fair value as of the date of acquisition. We measure goodwill as the excess of the cash and stock consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K and may change over the measurement period as the analysis of the assets acquired and liabilities assumed is finalized and additional information is received. The measurement period has ended as of December 31, 2023.
The total purchase price consisted of cash consideration paid of $48 million. Acquisition-related costs are recorded as G&A expense for the years ended December 31, 2023 and 2022 and were not material. In connection with the acquisition, we issued an immaterial amount of RSUs to the Clarus R+D employees who are required to provide ongoing services to vest.
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
The intangible assets acquired were as follows:

(in millions)	Amount	Estimated Useful Life
Acquired technology	$9	6 years
Customer relationships	5	3 - 5 years
Total intangible assets	$14

TRINET	92	2023 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 in ensuring that
i.information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and
ii.such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On November 6, 2023, Paul Chamberlain, a member of the Board of Directors, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Chamberlain Plan”). The first possible trade date under the Chamberlain Plan is February 20, 2024, and the end date of the Chamberlain Plan is November 10, 2024 (subject to customary exceptions), for a duration of approximately one year. The Chamberlain Plan provides for the sale of up to 2,875 shares of the Company’s common stock.

TRINET	93	2023 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

TRINET	94	2023 FORM 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS	Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

TRINET	95	2023 FORM 10-K

FINANCIAL STATEMENT SCHEDULES	Table of Contents

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
Item 16. Form 10-K Summary.
None.

TRINET	96	2023 FORM 10-K

EXHIBITS	Table of Contents
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023

3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.4	3/27/2023

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36373	4.2	2/13/2020

4.3	Indenture, dated February 26, 2021, among the Company, the guarantors listed therein and U.S. Bank National Association, as trustee.	8-K	001-36373	4.1	2/26/2021

4.4	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust company, National Association, as trustee.	8-K	001-36373	4.1	8/16/2023

4.5	Form of 3.500% Senior Notes due 2029 (included in exhibit 4.3).	8-K	001-36373	4.2	2/26/2021

4.6	Form of 7.125% Senior Notes due 2031 (included in exhibit 4.1)	8-K	001-36373	4.2	8/16/2023

4.7	Credit Agreement dated as of February 26, 2021, among TriNet USA, Inc. as Holdings, the lenders from time-to-time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-36373	10.1	2/26/2021

4.8	Third Amendment, dated as of May 22, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties thereto, the lenders party thereto and the Administrative Agent.	8-K	001-36373	4.1	5/26/2023

4.9	Fourth Amendment, dated as of August 16, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties thereto, the lenders party thereto and the Administrative Agent.	8-K	001-36373	10.1	8/16/2023

4.10	First Supplemental Indenture, dated August 16, 2023, to Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023

10.1*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.2*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.3*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	4/30/2018

TRINET	97	2023 FORM 10-K

EXHIBITS	Table of Contents

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.4*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/29/2019

10.5*	TriNet Group, Inc. Amended and Restated 2019 Equity Incentive Plan.	DEF-14A	001-36373	Appendix A	4/12/2022

10.6*	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of January 15, 2020.	10-Q	001-36373	10.4	4/28/2020

10.7*	Form of Restricted Stock Unit Grant Notice under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2021.	10-Q	001-36373	10.4	4/26/2021

10.8*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2020.	10-Q	001-36373	10.5	4/26/2021

10.9*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.10*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.11*	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36373	10.2	7/26/2023

10.12*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.13	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.14*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.15*	Amended and Restated Employment Agreement, dated March 28, 2022, by between Samantha Wellington and TriNet USA, Inc.	8-K	001-36373	10.1	3/29/2022

10.16*	Second Amended and Restated Employment Agreement, dated July 25, 2020, between TriNet USA, Inc. and Olivier Kohler.	8-K	001-36373	10.2	11/19/2020

10.17*	Employment Agreement dated August 13, 2020, between TriNet Group, Inc. and Kelly Lee Tuminelli.	10-Q	001-36373	10.1	10/26/2020

10.18*	Executive Employment Agreement, dated June 14, 2022, by and between Jay Venkat and TriNet USA, Inc.	8-K	001-36373	10.1	6/15/2022

10.19*	Amended and Restated Employment Agreement, dated November 15, 2022, by and between Alex Warren and TriNet USA, Inc.	10-K	001-36373	10.20	2/15/2023

10.20*	TriNet Group, Inc. Amended and Restated Executive Compensation Clawback Policy	10-Q	001-36373	10.1	7/26/2023

TRINET	98	2023 FORM 10-K

EXHIBITS	Table of Contents

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.21*	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

10.22	Amendment No. 1 to the Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 13, 2023	10-K	001-36373	10.22	2/15/2023

10.23	Repurchase Agreement by and between TriNet Group, Inc. and AGI-T, L.P., dated as of July 30, 2023	8-K	001-36373	10.1	7/31/2023

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.SCHCAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.					X

101.CALDEF	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document.					X

101.DEFLAB	Inline XBRL Taxonomy Extension Definition Label Linkbase Document.					X

101.LABPRE	Inline XBRL Taxonomy Extension Label Presentation Linkbase Document.					X

101.PRE104	XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (embedded with the Inline XBRL document).					X

*	Constitutes a management contract or compensatory plan or arrangement.
**	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	99	2023 FORM 10-K

SIGNATURES	Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of 15th February, 2023.

TRINET GROUP, INC.

Date: February 15, 2024	By:	/s/ Burton M. Goldfield
Burton M. Goldfield
Chief Executive Officer

Date: February 15, 2024	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Burton M. Goldfield and Kelly Tuminelli, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

TRINET	100	2023 FORM 10-K

SIGNATURES	Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Goldfield	Chief Executive Officer (principal executive officer)	February 15, 2024
Burton M. Goldfield

/s/ Kelly Tuminelli	Chief Financial Officer (principal financial officer and principal accounting officer)	February 15, 2024
Kelly Tuminelli

/s/ Michael J. Angelakis	Director	February 15, 2024
Michael J. Angelakis

/s/ Paul Chamberlain	Director	February 15, 2024
Paul Chamberlain

/s/ Ralph Clark	Director	February 15, 2024
Ralph Clark

/s/ Maria Contreras-Sweet	Director	February 15, 2024
Maria Contreras-Sweet

/s/ David C. Hodgson	Director	February 15, 2024
David C. Hodgson

/s/ Dr. Jacqueline Kosecoff	Director	February 15, 2024
Dr. Jacqueline Kosecoff

/s/ Wayne B. Lowell	Director	February 15, 2024
Wayne B. Lowell

/s/ Myrna Soto	Director	February 15, 2024
Myrna Soto

TRINET	101	2023 FORM 10-K