Form 10-Q
period 2024-03-31
TRINET GROUP, INC.
filed 2024-04-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 19, 2024 was 50,563,849.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2024

TRINET	2	2024 Q1 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2022 Credits	Includes both of our announced 2022 credits, each of which provides eligible clients with discretionary credits, subject to certain predefined conditions.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently August 16, 2023.
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet’s internal employees (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
COVID-19	Novel coronavirus
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ESAC	Employer Services Assurance Corporation
ETR	Effective tax rate
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PFC	Payroll funds collected
PSR	Professional service revenues
R&D	Research and Development
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit

TRINET	3	2024 Q1 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
TriNet Clarus R+D	Clarus R+D Solutions, LLC
U.S.	United States
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. and its subsidiaries

TRINET	4	2024 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; the impact of our ongoing efforts to ensure that our billing practices best match the expectations of our customers and the impact on our WSE count; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the effect that our stock repurchase program will have on our business; the impact of our notes; our ability to leverage our scale and industry HR experience to deliver vertical focused offerings; the impact of planned improvements to our technology platform and HRIS software and whether they will meet the needs of our current clients and attract new ones; the implementation of our ERP system and its impact on our internal financial controls and operations; our ability to improve operating efficiencies; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, and EPLI risk; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; the impact of our plans to improve our sales performance, grow net new clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024 (our 2023 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Form 10-K, and those appearing in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of discontinuing our discretionary credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to protect against and remediate cyber-attacks, breaches, disclosures and other data-related incidents, whether intentional or inadvertent and whether attributable to us or our service providers; our ability to comply with evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; the impact of new and changing laws regarding remote work; our ability to comply with the licensing requirements that govern our solutions; the outcome of existing and future legal and tax

TRINET	5	2024 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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
Website Disclosures
We use our website (www.trinet.com) to announce material non-public information to the public and to comply with our disclosure obligations under Reg FD. We also use our website to communicate with the public about our Company, our services, and other matters. Our SEC filings, press releases and recent public conference calls and webcasts can also be found on our website. The information we post on our website could be deemed to be material information under Reg FD. We encourage investors and others interested in our Company to review the information we post on our website. Information contained in or accessible through our website is not a part of this report.
Our Company is the sole owner of the trademark “TriNet” and other trademarks appearing in this report. Our Company does not intend to use or display trade names or trademarks owned by others in a manner that would imply any form of association with any of those companies.

TRINET	6	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the first quarter of 2024 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
During the three months ended March 31, 2024, we:
•improved sales performance and customer retention,
•continued to grow total revenues and manage expenses prudently,
•launched a common stock dividend of $0.25 per share paid in April 2024,
•welcomed Mike Simonds as our new President and CEO, and
•celebrated our ten-year anniversary as a NYSE-listed company.

TRINET	7	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the first quarter ended March 31, 2024, when compared to the same period of 2023, are noted below:
Q1 2024

	$1.3B		$122M		86%
	Total revenues		Operating income		Insurance cost ratio
	1%	increase	(28)%	decrease	4%	increase

	$91M		$1.78		$111M
	Net income		Diluted EPS		Adjusted Net income *
	(31)%	decrease	(18)%	decrease	(26)%	decrease

	348,164		351,919		195,157
	Average WSEs **		Total WSEs **		Average HRIS Users
	6%	increase	7%	increase	(16)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**
Total WSEs and Average WSEs include approximately 19,600 and 17,600, respectively, for incremental WSEs that were charged a platform user access fee. Additionally, Total WSEs and Average WSEs include approximately 5,300 and 5,400, respectively, of incremental additional service recipients for the quarter ended March 31, 2024. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

Our total revenues increased 1% compared to the same period in 2023, driven by rate increases, partially offset by lower health plan enrollment.
During the first quarter of 2024, our Average WSEs and Total WSEs increased 6% and 7%, respectively, compared to the same period in 2023, primarily due to additional PEO Platform Users and additional service recipients identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers.
Our ICR was 4 points higher compared to the same period in 2023, driven by increased health benefits utilization rates and inflation in health costs.
Higher insurance costs, operating expenses and interest expense, partially offset by higher revenues, resulted in decreases of net income and Adjusted Net income of 31% and 26%, respectively, as compared to the same period in 2023.

TRINET	8	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the first quarter ended March 31, 2024, when compared to the same period of 2023. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2023 Form 10-K.

	Three Months Ended March 31,
(in millions, except operating metrics data)	2024	2023	% Change
Income Statement Data:
Professional service revenues	$214	$205	4%
Insurance service revenues	1,050	1,041	1
Total revenues	1,264	1,246	1
Insurance costs	907	852	6
Operating expenses	235	225	4
Total costs and operating expenses	1,142	1,077	6
Operating income	122	169	(28)
Other income (expense):
Interest expense, bank fees and other	(16)	(7)	129
Interest income	18	18	—
Income before provision for income taxes	124	180	(31)
Income taxes	33	49	(33)
Net income	$91	$131	(31)%

Cash Flow Data:
Net cash used in operating activities	(122)	(77)	58
Net cash used in investing activities	(47)	(23)	104
Net cash provided by (used in) financing activities	(30)	200	(115)

Non-GAAP measures (1):
Adjusted EBITDA	$180	223	(19)
Adjusted Net income	$111	150	(26)
Corporate Operating Cash Flows	201	169	19

Operating Metrics:
Insurance Cost Ratio	86%	82%	4
Average WSEs (2)	348,164	327,107	6%
Total WSEs (2)	351,919	328,299	7%
Average HRIS Users	195,157	231,347	(16)%
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    Total WSEs and Average WSEs include approximately 19,600 and 17,600, respectively, for incremental WSEs that were charged a platform user access fee for the first quarter ended March 31, 2024,. Additionally, Total WSEs and Average WSEs include approximately 5,300 and 5,400, respectively, incremental additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

The following table summarizes our balance sheet data as of March 31, 2024 compared to December 31, 2023.

(in millions)	March 31, 2024	December 31, 2023	% Change
Balance Sheet Data:
Working capital	$171	$115	49%
Total assets	3,968	3,693	7
Debt	1,093	1,093	—
Total stockholders’ equity	143	78	83

TRINET	9	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

(1)    Non-GAAP effective tax rate is 25.6% for the first quarters of 2024 and 2023, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	10	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$91	$131
Provision for income taxes	33	49
Stock based compensation	20	11
Interest expense, bank fees and other	16	7
Depreciation and amortization of intangible assets	18	18
Amortization of cloud computing arrangements	2	2
Transaction and integration costs	—	5
Adjusted EBITDA	$180	$223
Adjusted EBITDA Margin	14.2%	17.9%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$91	$131
Effective income tax rate adjustment	1	3
Stock based compensation	20	11
Amortization of other intangible assets, net	5	6
Transaction and integration costs	—	5
Income tax impact of pre-tax adjustments	(6)	(6)
Adjusted Net Income	$111	$150

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash used in operating activities	$(122)	$(77)
Less: Change in WSE related other current assets	(420)	(178)
Less: Change in WSE related liabilities	97	(68)
Net cash used in operating activities - WSE	$(323)	$(246)
Net cash provided by operating activities - Corporate	$201	$169

TRINET	11	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We support WSEs from the date on which their co-employment with TriNet commences through the end of their co-employment with TriNet and also after their co-employment period. We define WSEs to include co-employees and other individuals receiving PEO services, such as individuals who receive COBRA benefits post co-employment or are subject to partnership tax reporting as well as individuals who utilize our PEO platform on behalf of TriNet PEO clients. As part of an ongoing effort to ensure that our billing practices best match the expectations of our customers, in the third quarter of 2023 we determined that certain individuals such as those described above and certain co-employees were not previously or consistently counted in Total WSEs and Average WSEs. This resulting adjustment increased our reported Total WSEs by approximately 5,300 for March 31, 2024 and Average WSEs by approximately 5,400 for the first quarter of 2024. We intend to continue our ongoing effort to ensure that our billing practices best match the expectations of our customers and in the future we may identify additional individuals that should be included in Total WSEs and Average WSEs.
In December 2023, we implemented a platform user access fee to charge clients for those users of our PEO platform that may not be co-employed by us and to charge clients for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, this includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. The amount of the fee is comparable to the fee we charge for users of our HRIS platform. While the amount of revenue we recognized for this service to date has not been significant, these users of the PEO platform for whose access we charged this fee increased our reported Total WSEs by approximately 19,600 as of March 31, 2024 and Average WSEs by approximately 17,600 for the first quarter of 2024.
The effect of this new fee is that we are now receiving revenue from two types of users on our PEO platform, those that are co-employed in our PEO business and those that are utilizing our PEO platform, albeit in a more limited capacity. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023

Average WSEs	348,164	327,107	6
Co-Employed	330,566	327,107	1
PEO Platform Users	17,598	N/A	N/A
Total WSEs	351,919	328,299	7
Co-Employed	332,361	328,299	1
PEO Platform Users	19,558	N/A	N/A
Average WSEs increased 6% when comparing the first quarter of 2024 to the same period in 2023, primarily due to the additional Co-Employed and PEO Platform Users WSEs described above. The growth in Average WSEs was driven by our Main Street, Non-Profit and Financial Services verticals, partially offset by decreases in our Technology and Professional Services verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs increased 7% when compared to the same period in 2023, primarily due to the additional Co-Employed and PEO Platform Users WSEs described above.
Anticipated revenues for future periods can diverge from the revenue expectation derived from Average WSEs or Total WSEs due to pricing differences across our HCM solutions and services and the degree to which clients and WSEs elect to participate in our solutions during future periods. In addition to focusing on growing our Average WSE

TRINET	12	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the first quarter 2024 and 2023, was 195,157, and 231,347, respectively. This decline is being driven by both higher client attrition as compared to new client additions and lower hiring by HRIS clients similar to SMB hiring trends that we have observed in our PEO business.
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

TRINET	13	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended March 31,
(in millions)	2024	2023
Insurance costs	$907	$852
Insurance service revenues	1,050	1,041
Insurance Cost Ratio	86%	82%

ICR increased for the first quarter as compared to the same period in 2023, primarily driven by higher insurance costs. Insurance costs increased due to higher costs associated with medical services utilization, in particular pharmacy costs and outpatient services. This was partially offset by favorable prior period development in workers' compensation.
Total Revenues
Our revenues consist of PSR and ISR. PSR represents fees charged to clients for processing payroll-related transactions on behalf of our PEO and HRIS clients, access to our HR expertise, employment and benefit law compliance services, other HR-related and tax credit filing services and fees charged to access our cloud-based HRIS services. ISR consists of insurance-related billings and administrative fees collected from PEO clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly total revenues per Average WSE is a measure we use to monitor our PEO pricing strategies. This measure was flat during the first quarter of 2024 compared to the same period in 2023.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of Average WSEs within our verticals combined with the composition of our enrolled WSEs within our insurance service offerings and the composition of products and services our clients receive, including TriNet Clarus R+D, and
•HRIS - incremental HRIS cloud services revenue.

TRINET	14	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only
The increase in total revenue for the first quarter of 2024 was primarily driven by rate increases, partially offset by lower health plan enrollment.
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
The table below provides a view of the changes in components of operating income for the first quarter of 2024, as compared to the same period in 2023.

(in millions)
$169	First Quarter 2023 Operating Income
+18	Higher total revenues primarily driven by rate increases from our PEO services, partially offset by lower health plan enrollment.
-55	Higher insurance costs primarily driven by higher health insurance utilization and rate inflation.
-10	OE increased due to higher compensation expenses partially offset by lower transaction and integration costs and discretionary spending.
$122	First Quarter 2024 Operating Income

TRINET	15	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HRIS cloud services clients was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
PEO Services	$203	$193
HRIS Cloud Services	11	12
Total	$214	$205

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
The increase in PSR for the first quarter of 2024 was primarily driven by higher Average WSEs and rates, partially offset by changes in composition of Average WSEs across our verticals and the composition of products and services our clients receive, including TriNet Clarus R+D.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).

TRINET	16	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

The increase in ISR for the first quarter was primarily driven by rate increases, partially offset by lower health plan enrollment.
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
Insurance costs increased for the first quarter, primarily due to higher utilization, primarily due to prescription and outpatient services as well as inflationary increases in rates paid for services. This was partially offset by lower health plan enrollment.

TRINET	17	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes COPS, S&M, G&A, SD&P, and D&A.
We had approximately 3,600 colleagues as of March 31, 2024 primarily across the U.S. but also in India and Canada. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 68% and 65% of our OE in the first quarters of 2024 and 2023, respectively.

Transaction and integration costs associated with our acquisitions of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, and employee retention costs tied to ongoing employment.
During the first quarter of 2024 , OE increased 4% when compared to the same period in 2023. The ratio of OE to total revenues was 19% for the first quarters of 2024 and 2023.

% represents portion of compensation related expense included in operating expenses

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	18	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$225	Q1 2023 Operating Expenses
+1	COPS increased slightly due to higher compensation expense.
+3	S&M increased, driven primarily by higher compensation to support our sales force together with higher corporate events expenses, partially offset by lower advertising costs.
+5	G&A increased due to higher compensation expense partially offset by lower transaction and integration expense.
+1	SD&P was consistent with the prior period as higher compensation expense was offset by lower consulting expense.
—	D&A was consistent with the prior period.
$235	Q1 2024 Operating Expense
The primary spend type drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest income from cash and investments and interest expense on our outstanding debt.
Interest income for the first quarter of 2024 was consistent with the prior period. The higher interest expense, bank fees and other for the first quarter of 2024 was primarily due to the additional interest on our 2031 Notes issued in the third quarter of 2023.

TRINET	19	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Income Taxes
Our ETR was 27% for the first quarter of 2024 and 2023. The increase in tax benefits related to stock-based compensation from the first quarter of 2023 was offset by an increase in non-deductible compensation in the first quarter of 2024.

TRINET	20	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	March 31, 2024			December 31, 2023
(in millions)	Corporate	WSE	Total	Corporate	WSE	Total
Current assets:
Cash and cash equivalents	$298	$—	$298	$287	$—	$287
Investments	85	—	85	65	—	65
Restricted cash, cash equivalents and investments	135	924	1,059	22	1,247	1,269
Other current assets	94	1,304	1,398	73	884	957
Total current assets	$612	$2,228	$2,840	$447	$2,131	$2,578

Total current liabilities	$441	$2,228	$2,669	$332	$2,131	$2,463

Working capital	$171	$—	$171	$115	$—	$115
As of March 31, 2024, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

TRINET	21	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Working capital for corporate purposes
Corporate working capital as of March 31, 2024 increased $56 million from December 31, 2023, primarily due to the increases in our corporate unrestricted cash and cash equivalents, investments and other current assets, which was driven by our cash flows from operations. The increase in restricted cash, cash equivalents and investments was largely offset by the increase in total current liabilities. These increases were primarily driven by the contribution of HRIS assets into our trust. Refer to Note 1 in Item 1 of this Form 10-Q for more details.
In December of 2023, TriNet created a trust for the purpose of holding funds provided by HRIS clients for the remittance to HRIS Users, tax authorities and other recipients. This trust is consolidated into our financial statements. During the first quarter of 2024, the trust assumed ownership and responsibility of certain bank accounts that hold HRIS client funds. The associated cash is reflected on our balance sheet as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and client deposits and other client liabilities and assumed the related liabilities. As of March 31, 2024, the balance of restricted cash in the trust was $113 million.
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

Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2024			2023
	Corporate	WSE	Total	Corporate	WSE	Total
Net cash provided by (used in):
Operating activities	$201	$(323)	$(122)	$169	$(246)	$(77)
Investing activities	(47)	—	(47)	(21)	(2)	(23)
Financing activities	(30)	—	(30)	200	—	200
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$124	$(323)	$(199)	$348	$(248)	$100
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$334	$1,132	$1,466	$406	$1,131	$1,537
End of period	$458	$809	$1,267	$754	$883	$1,637

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$11	$—	$11	$353	$—	$353
Restricted	$113	$(323)	$(210)	$(5)	$(248)	$(253)
Operating Activities
Components of net cash used in operating activities are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash used in operating activities:	$(122)	$(77)
Net cash used in operating activities - WSE	(323)	(246)
Net cash provided by operating activities - Corporate	201	169
The year-over-year change in net cash used in operating activities for WSE purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities. We expect the changes in

TRINET	22	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
restricted cash and cash equivalents to correspond to WSE cash provided by (or used in) operations as we manage our obligations associated with WSEs through restricted cash.
Our corporate operating cash flows in the three months ended March 31, 2024 increased, when compared to the same period in 2023, primarily due to the timing of our payments of corporate obligations.
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of business, partially offset by proceeds from the sale and maturity of investments.

	Three Months Ended March 31,
(in millions)	2024	2023
Investments:
Purchases of investments	$(95)	$(82)
Proceeds from sale and maturity of investments	66	76
Cash used in investments	$(29)	$(6)
Cash used in capital expenditures	$(18)	$(17)
Cash used in investing activities	$(47)	$(23)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At March 31, 2024, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA+.
As of March 31, 2024, we held approximately $1.8 billion in restricted and unrestricted cash, cash equivalents and investments, of which $298 million was unrestricted cash and cash equivalents and $246 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the three months ended March 31, 2024 and 2023, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash provided by (used in) financing activities in the three months ended March 31, 2024 and 2023 consisted of our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2024	2023
Financing activities
Repurchase of common stock, net of issuance costs	$(30)	$(95)
Draw down from revolving credit agreement borrowings	—	495
Repayment of revolving credit agreement borrowings	—	(200)
Cash provided by (used in) financing activities	$(30)	$200
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

TRINET	23	2024 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
During the three months ended March 31, 2024, we repurchased 197,872 shares of our common stock for approximately $23 million through our existing stock repurchase program in addition to 59,249 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of March 31, 2024, approximately $409 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
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
In February of 2024, our board of directors declared a cash dividend of $0.25 per share, for a total payment of approximately $13 million paid in April 2024.
Capital Resources
As of March 31, 2024, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
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
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at March 31, 2024.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2023 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	24	2024 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at March 31, 2024 and December 31, 2023.
As of March 31, 2024, we had drawn down $200 million under our floating rate 2021 Revolver. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of March 31, 2024 over the next twelve months was approximately $2 million.

TRINET	25	2024 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	26	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions except per share data)	2024	2023
Professional service revenues	$214	$205
Insurance service revenues	1,050	1,041
Total revenues	1,264	1,246
Insurance costs	907	852
Cost of providing services	79	78
Sales and marketing	72	69
General and administrative	48	43
Systems development and programming	18	17
Depreciation and amortization of intangible assets	18	18
Total costs and operating expenses	1,142	1,077
Operating income	122	169
Other income (expense):
Interest expense, bank fees and other	(16)	(7)
Interest income	18	18
Income before provision for income taxes	124	180
Income taxes	33	49
Net income	$91	$131
Other comprehensive income (loss), net of income taxes	(3)	3
Comprehensive income	$88	$134

Net income per share:
Basic	$1.80	$2.18
Diluted	$1.78	$2.17
Weighted average shares:
Basic	51	60
Diluted	51	60
See accompanying notes.

TRINET	27	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$298	$287
Investments	85	65
Restricted cash, cash equivalents and investments	1,059	1,269
Accounts receivable, net	11	18
Unbilled revenue, net	467	447
Prepaid expenses, net	79	67
Other payroll assets	791	381
Other current assets	50	44
Total current assets	2,840	2,578
Restricted cash, cash equivalents and investments, noncurrent	152	158
Investments, noncurrent	161	143
Property and equipment, net	15	17
Operating lease right-of-use asset	22	24
Goodwill	462	462
Software and other intangible assets, net	174	172
Other assets	142	139
Total assets	$3,968	$3,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$122	$87
Revolving credit agreement borrowings	109	109
Client deposits and other client liabilities	51	65
Accrued wages	537	515
Accrued health insurance costs, net	167	175
Accrued workers' compensation costs, net	51	50
Payroll tax liabilities and other payroll withholdings	1,611	1,438
Operating lease liabilities	14	14
Insurance premiums and other payables	7	10
Total current liabilities	2,669	2,463
Long-term debt, noncurrent	984	984
Accrued workers' compensation costs, noncurrent, net	120	120
Deferred taxes	13	13
Operating lease liabilities, noncurrent	27	30
Other non-current liabilities	12	5
Total liabilities	3,825	3,615
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023)
Common stock and additional paid-in capital	996	976
($0.000025 par value per share; 750,000,000 shares authorized; 50,573,176 and 50,664,471 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)
Accumulated deficit	(848)	(896)
Accumulated other comprehensive loss	(5)	(2)
Total stockholders' equity	143	78
Total liabilities & stockholders' equity	$3,968	$3,693
See accompanying notes.

TRINET	28	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Total Stockholders' Equity, beginning balance	$78	$775
Common Stock and Additional Paid-In Capital
Beginning balance	976	899
Stock based compensation expense	20	11
Ending balance	996	910

Retained Earnings (Accumulated Deficit)
Beginning balance	(896)	(119)
Net income	91	131
Dividends Declared	(13)	—
Repurchase of common stock	(23)	(91)
Awards effectively repurchased for required employee withholding taxes	(7)	(4)
Ending balance	(848)	(83)

Accumulated Other Comprehensive Income
Beginning balance	(2)	(5)
Other comprehensive income (loss)	(3)	3
Ending balance	(5)	(2)
Total Stockholders' Equity, ending balance	$143	$825

See accompanying notes.

TRINET	29	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities
Net income	$91	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	18	18
Amortization of deferred costs	11	12
Amortization of ROU asset, lease modification, impairment, and abandonment	2	2
Stock based compensation	20	11
Provision for doubtful accounts	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	6	3
Unbilled revenue, net	(20)	5
Prepaid expenses, net	(12)	(14)
Other assets	(21)	(10)
Other payroll assets	(410)	(180)
Accounts payable and other liabilities	20	30
Client deposits and other client liabilities	(14)	25
Accrued wages	23	(21)
Accrued health insurance costs, net	(7)	(5)
Accrued workers' compensation costs, net	1	(1)
Payroll taxes payable and other payroll withholdings	173	(80)
Operating lease liabilities	(4)	(4)
Net cash used in operating activities	(122)	(77)
Investing activities
Purchases of marketable securities	(95)	(82)
Proceeds from sale and maturity of marketable securities	66	76
Acquisitions of property and equipment and projects in process	(18)	(17)
Net cash used in investing activities	(47)	(23)
Financing activities
Repurchase of common stock	(23)	(91)
Awards effectively repurchased for required employee withholding taxes	(7)	(4)
Proceeds from revolving credit agreement borrowings	—	495
Repayment of revolving credit agreement borrowings	—	(200)
Net cash provided by (used in) financing activities	(30)	200
Net change in cash and cash equivalents, unrestricted and restricted	(199)	100
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,466	1,537
End of period	$1,267	$1,637

Supplemental disclosures of cash flow information
Interest paid	$26	$11
Income taxes paid, net	$7	$4
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$—
Payable for purchase of property and equipment	$3	$5
See accompanying notes.

TRINET	30	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior year amounts have been reclassified to conform to current period presentation.
When entering into contractual arrangements with other entities, we assess whether we have a variable interest. If we determine that we have a variable interest, we then determine whether the arrangement is with a variable interest entity ("VIE"). If the arrangement is with a VIE, we assess whether we are the primary beneficiary of the VIE by identifying the most significant activities and determining who has the power over those activities and who has the obligation to absorb the majority of the losses or benefits of the VIE. We consolidate a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits, making us the primary beneficiary.
Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.
In December 2023, we created a trust ("the Trust") for the purpose of holding HRIS clients' payroll funds for the remittance to HRIS Users, tax authorities and other recipients. The Trust's assets are restricted and can only be used for payments on behalf of HRIS clients, payments on behalf of the HRIS Users, repayments of any advances from TriNet, or payments to TriNet of interest income earned on the balances of the Trust. In the event of any

TRINET	31	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
losses, creditors to the Trust have recourse to the Trust's property and not that of TriNet overall. The risks associated with the Trust are similar to those that currently exist for the Company such as banking losses in excess of FDIC insurance levels, interest rate and market conditions.
We determined that this Trust meets the definition of a variable interest entity and as the primary beneficiary we have both the power to direct the Trust’s activities that most significantly affect its performance and we have the right to receive benefits from the Trust, in the form of interest income. As a result, this Trust is consolidated into our financial statements. During the first quarter of 2024, the Trust assumed ownership and responsibility of certain bank accounts that hold HRIS client funds and assumed the related liabilities.
The following table presents the assets and liabilities of the Trust which are included in our consolidated balance sheet. These amounts on any particular date can vary due to timing of cash receipts and remittance to HRIS users and payroll tax agencies.

March 31,
(in millions)	2024
ASSETS
Current assets:
Cash and cash equivalents	$1
Restricted cash, cash equivalents and investments	113
Total current assets	114
Total assets	$114
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$1
Accrued wages	15
Payroll tax liabilities and other payroll withholdings	98
Total current liabilities	114
Total liabilities	$114
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
The fees for access to health benefits and workers' compensation insurance performance obligations are determined during client on-boarding and annually through the enrollment processes based on the types of benefits coverage the WSEs have elected and the applicable risk profile of the client. We estimate our service fees based on actuarial forecasts of our expected insurance premiums and loss sensitive premium costs and amounts to cover our costs to administer these programs.

TRINET	32	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
In previous years, we created our Recovery Credits to assist in the economic recovery of our existing PEO clients and enhance our ability to retain these clients. These credits were based on the performance of our insurance costs and were recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the balance sheets. The change in balance for the liability for credits previously accrued is the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$7	$75
(+) Accruals	—	—
(-) Distributions to clients	(7)	(8)
Balance at end of period	$—	$67
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the three months ended March 31, 2024, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of March 31, 2024 and December 31, 2023, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $65 million and $58 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of March 31, 2024 and December 31, 2023, accrued health insurance costs offsetting prepaid expenses were $71 million and $68 million, respectively.
Restricted Cash, Cash Equivalents and Investments
Restricted cash, cash equivalents and investments presented on our consolidated balance sheets include:
•cash and cash equivalents in Trust accounts functioning as security deposits for our insurance carriers,
•payroll funds collected representing cash collected in advance from clients which we designate as restricted for the purpose of funding WSE and HRIS User payroll and payroll taxes and other payroll related liabilities, and
•amounts held in Trust for current and future premium and claim obligations with our insurance carriers, which amounts are held in Trust according to the terms of the relevant insurance policies and by the local insurance regulations of the jurisdictions in which the policies are in force.
Recent Accounting Pronouncements
Recently issued accounting guidance

TRINET	33	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Income Taxes
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2024. We are currently evaluating the provisions of this ASU.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The ASU is effective for TriNet for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the provisions of this ASU.

TRINET	34	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund, for PEO customers, as well as amounts held by our statutory Trust for our HRIS Users, is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls, payroll tax liabilities and other payroll withholdings.
We also invest available corporate funds, primarily in fixed income securities which meet the requirements of our corporate investment policy and are classified as AFS.
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2024			December 31, 2023
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$298	$—	$298	$287	$—	$287
Investments	—	85	85	—	65	65
Restricted cash, cash equivalents and investments:
Payroll funds collected	743	—	743	1,067	—	1,067
Collateral for health benefits claims	32	114	146	31	113	144
Collateral for workers' compensation claims	55	—	55	54	2	56
Trust for our HRIS Users	113	—	113	—	—	—
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	945	114	1,059	1,154	115	1,269
Investments, noncurrent	—	161	161	—	143	143
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	24	128	152	25	133	158
Total	$1,267	$488	$1,755	$1,466	$456	$1,922

TRINET	35	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2024 and December 31, 2023 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
March 31, 2024
Cash equivalents:
Money market mutual funds	Level 1	$327	$—	$—	$327	$40	$—	$287
U.S. treasuries	Level 2	4	—	—	4	1	—	3
Total cash equivalents		331	—	—	331	41	—	290
AFS Investments:
Asset-backed securities	Level 2	38	—	—	38	—	38	—
Corporate bonds	Level 2	148	—	—	148	—	115	33
Agency securities	Level 2	37	—	(1)	36	—	8	28
U.S. treasuries	Level 2	260	—	(4)	256	—	77	179
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Other debt securities	Level 2	8	—	—	8	—	8	—
Total AFS Investments		$493	$—	$(5)	$488	$—	$246	$242

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2023
Cash equivalents:
Money market mutual funds	Level 1	$183	$—	$—	$183	$96	$—	$87
U.S. treasuries	Level 2	7	—	—	7	5	—	2
Total cash equivalents		190	—	—	190	101	—	89
AFS Investments:
Asset-backed securities	Level 2	41	—	(1)	40	—	40	—
Corporate bonds	Level 2	135	1	—	136	—	103	33
Agency securities	Level 2	40	—	(1)	39	—	10	29
U.S. treasuries	Level 2	231	1	(1)	231	—	47	184
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Other debt securities	Level 2	8	—	—	8	—	8	—
Total AFS Investments		$457	$2	$(3)	$456	$—	$208	$248
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

TRINET	36	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. There were no transfers between levels as of March 31, 2024 and December 31, 2023.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2024
One year or less	$113
Over one year through five years	347
Over five years through ten years	10
Over ten years	18
Total fair value	$488
The gross proceeds from sales and maturities of AFS securities for the three months ended March 31, 2024 and March 31, 2023 are presented below. We had immaterial gross realized gains and losses from sales of investments for the first quarter of 2024 and immaterial gross realized gains for the first quarter of 2023.

	Three Months Ended March 31,
(in millions)	2024	2023
Gross proceeds from sales	$39	$32
Gross proceeds from maturities	27	44
Total	$66	$76
Fair Value of Long-Term Debt
The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of March 31, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $449 million and $411 million, respectively. As of December 31, 2023, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $443 million and $414 million, respectively.
Our 2021 Revolver is a floating rate debt. At March 31, 2024 and December 31, 2023, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

TRINET	37	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Total accrued costs, beginning of period	$175	$189
Incurred
Current year	16	16
Prior years	(4)	(6)
Total incurred	12	10
Paid
Current year	(1)	(1)
Prior years	(11)	(11)
Total paid	(12)	(12)
Total accrued costs, end of period	$175	$187
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2024	December 31, 2023
Total accrued costs, end of period	$175	$175
Collateral paid to carriers and offset against accrued costs	(4)	(5)
Total accrued costs, net of carrier collateral offset	$171	$170
Payable in less than 1 year (net of collateral paid to carriers of $1 and $1 at March 31, 2024 and December 31, 2023, respectively)	$51	$50
Payable in more than 1 year (net of collateral paid to carriers of $3 and $4 at March 31, 2024 and December 31, 2023, respectively)	120	120
Total accrued costs, net of carrier collateral offset	$171	$170
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2024, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of March 31, 2024 and December 31, 2023, we had $31 million and $32 million of collateral held by insurance carriers of which $4 million and $5 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	38	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 6. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2024 and 2023 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting.
The following tables summarize RSU activity for the three months ended March 31, 2024:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	1,229,202	$80.88
Granted	488,872	125.52
Vested	(155,051)	76.36
Forfeited	(18,289)	83.55
Nonvested at March 31, 2024	1,544,734	$95.43
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	223,011	$81.08
Granted	129,631	125.65
Vested	(5,067)	92.53
Forfeited	(2,598)	77.00
Nonvested at March 31, 2024	344,977	$97.69
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of providing services	$4	$3
Sales and marketing	3	2
General and administrative	12	5
Systems development and programming costs	1	1
Total stock based compensation expense	$20	$11
Total stock based compensation capitalized	$1	$1
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three months ended March 31, 2024 and 2023:

TRINET	39	2024 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended March 31,
	2024	2023
Shares issued and outstanding, beginning balance	50,664,471	60,555,661
Issuance of common stock from vested restricted stock units	160,118	135,074
Issuance of common stock from exercise of stock options	5,708	39,791
Repurchase of common stock	(197,872)	(1,157,871)
Awards effectively repurchased for required employee withholding taxes	(59,249)	(49,701)
Shares issued and outstanding, ending balance	50,573,176	59,522,954
Stock Repurchases
As of March 31, 2024, there is $409 million remaining in the total authorization of $2,715 million of our ongoing stock repurchase program.
Dividends
In February 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $13 million paid in April 2024.
NOTE 8. INCOME TAXES
Our ETR was 27% for the first quarter of 2024 and 2023. The increase in tax benefits related to stock-based compensation from the first quarter of 2023 was offset by an increase in non-deductible compensation in the first quarter of 2024.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax years 2018 and subsequent years.
NOTE 9. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net income	$91	$131
Weighted average shares of common stock outstanding	51	60
Basic EPS	$1.80	$2.18
Net income	$91	$131
Weighted average shares of common stock outstanding	51	60
Dilutive effect of stock options and restricted stock units	—	—
Weighted average shares of common stock outstanding	51	60
Diluted EPS	$1.78	$2.17

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	2

TRINET	40	2024 Q1 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2023 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
January 1 - January 31, 2024	74,713	$115.61	70,464	$425
February 1 - February 29, 2024	143,018	$114.75	88,530	$414
March 1 - March 31, 2024	39,390	$128.04	38,878	$409
Total	257,121		197,872
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $2,715 million as of March 31, 2024. The total remaining authorization for future stock repurchases under our stock repurchase program was $409 million as of March 31, 2024. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $23 million of our outstanding stock during the three months ended March 31, 2024.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
On February 23, 2024, Burton M. Goldfield, a member of the Board of Directors, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Goldfield Plan”). The first possible trade date under the Goldfield Plan is May 28, 2024, and the end date of the Goldfield Plan is February 28, 2025 (subject to customary exceptions), for a duration of approximately one year. The Goldfield Plan calls for the sale of an amount of shares that Mr. Goldfield could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The exact number of shares to be sold pursuant to the Goldfield Plan depends on the number of shares to be withheld by us on equity awards that will vest during the duration of the Goldfield Plan, among other factors. For purposes of this disclosure, without

TRINET	41	2024 Q1 FORM 10-Q

OTHER INFORMATION	Table of Contents
subtracting any shares to be withheld upon future vesting events, the aggregate number of shares currently expected to be sold pursuant to the Goldfield Plan is 74,379.

TRINET	42	2024 Q1 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	3/27/2023
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
10.1	Employment Agreement between TriNet Group, Inc. and Michael Q. Simonds, dated February 12, 2024	8-K	001-36373	10.1	2/15/2024
10.2	Transition Agreement between TriNet Group, Inc. and Burton M. Goldfield, dated February 13, 2024	8-K	001-36373	10.1	2/15/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	43	2024 Q1 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: April 26, 2024	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: April 26, 2024	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	44	2024 Q1 FORM 10-Q