Form 10-Q
period 2024-06-30
TRINET GROUP, INC.
filed 2024-07-26
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 19, 2024 was 49,672,774.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2024

TRINET	2	2024 Q2 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently August 16, 2023.
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet’s internal employees (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERP	Enterprise resource planning
ESAC	Employer Services Assurance Corporation
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FFCRA	Families First Coronavirus Response Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
IRS	Internal Revenue Service
ICR	Insurance cost ratio
ISR	Insurance service revenues
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected
PSR	Professional service revenues
R&D	Research and Development
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit

TRINET	3	2024 Q2 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
TriNet Clarus R+D	Clarus R+D Solutions, LLC
TriNet Trust	Trust which was created for the purpose of holding funds provided by HRIS clients for the remittance to HRIS Users, tax authorities and other recipients
U.S.	United States
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. and its subsidiaries

TRINET	4	2024 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	5	2024 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	6	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the first half of 2024 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
So far in 2024, we:
•improved sales performance and customer retention,
•continued to grow total revenues with disciplined expense management in light of rising insurance costs,
•repurchased approximately 1.25 million shares of our common stock through our existing stock repurchase program,
•paid common stock dividends of $0.25 per share in April and July 2024,
•welcomed Mike Simonds as our new President and CEO, and
•celebrated our ten-year anniversary as a NYSE-listed company.

TRINET	7	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the second quarter and first half of 2024, when compared to the same periods of 2023, are noted below:
Q2 2024

	$1.2B		$80M		88%
	Total revenues		Operating income		Insurance cost ratio
	1%	increase	(18)%	decrease	4%	increase

	$60M		$1.20		$78M
	Net income		Diluted EPS		Adjusted Net income *
	(28)%	decrease	(13)%	decrease	(26)%	decrease

	351,455		354,028		191,220
	Average WSEs **		Total WSEs **		Average HRIS Users
	7%	increase	6%	increase	(13)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**
Total WSEs and Average WSEs include incremental WSEs that were charged a platform user access fee and incremental additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

Our total revenues increased 1% compared to the same period in 2023, driven by rate increases partially offset by lower health plan enrollment.
During the second quarter of 2024, our Average WSEs and Total WSEs increased 7% and 6%, respectively, compared to the same period in 2023, primarily due to additional PEO Platform Users and additional service recipients identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers.
Our ICR was 4 points higher compared to the same period in 2023, driven by increased health benefits utilization rates and inflation in health costs, partially offset by favorable workers' compensation prior period claims development.
Higher insurance costs and interest expense, partially offset by higher revenues and lower operating expenses, resulted in decreases of net income and Adjusted Net income of 28% and 26%, respectively, as compared to the same period in 2023.

TRINET	8	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
YTD 2024

	$2.5B		$202M		87%
	Total revenues		Operating income		Insurance cost ratio
	1%	increase	(24)%	decrease	4%	increase

	$152M		$2.98		$189M
	Net income		Diluted EPS		Adjusted Net income *
	(29)%	decrease	(16)%	decrease	(26)%	decrease

	349,810		354,028		193,188
	Average WSEs **		Total WSEs **		Average HRIS Users
	7%	increase	6%	increase	(13)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**
Total WSEs and Average WSEs include incremental WSEs that were charged a platform user access fee and incremental additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

TRINET	9	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the second quarter and first half of 2024, when compared to the same periods of 2023. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2023 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except operating metrics data)	2024	2023	% Change	2024	2023	% Change
Income Statement Data:
Professional service revenues	$186	$177	5%	$400	$382	5%
Insurance service revenues	1,040	1,032	1	2,090	2,073	1
Total revenues	1,226	1,209	1	2,490	2,455	1
Insurance costs	916	868	6	1,823	1,720	6
Operating expenses	230	244	(6)	465	468	(1)
Total costs and operating expenses	1,146	1,112	3	2,288	2,188	5
Operating income	80	97	(18)	202	267	(24)
Other income (expense):
Interest expense, bank fees and other	(16)	(6)	167	(32)	(13)	146
Interest income	17	20	(15)	35	38	(8)
Income before provision for income taxes	81	111	(27)	205	292	(30)
Income taxes	21	28	(25)	53	78	(32)
Net income	$60	$83	(28)%	$152	$214	(29)%

Cash Flow Data:
Net cash provided by (used in) operating activities				(245)	67	(466)
Net cash used in investing activities				(49)	(31)	58
Net cash used in financing activities				(178)	(100)	78%

Non-GAAP measures (1):
Adjusted EBITDA	136	161	(16)	316	385	(18)
Adjusted Net income	78	105	(26)	189	256	(26)
Corporate Operating Cash Flows				130	255	(49)%

Operating Metrics:
Insurance Cost Ratio	88%	84%	4	87%	83%	4
Average WSEs (2)	351,455	327,376	7	349,810	327,242	7
Total WSEs (2)	354,028	334,046	6	354,028	334,046	6
Average HRIS Users	191,220	219,026	(13)%	193,188	223,155	(13)%
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
(2)    Total WSEs and Average WSEs include incremental WSEs that were charged a platform user access fee and incremental additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”
The following table summarizes our balance sheet data as of June 30, 2024 compared to December 31, 2023.

(in millions)	June 30, 2024	December 31, 2023	% Change
Balance Sheet Data:
Working capital	$103	$115	(10)%
Total assets	3,703	3,693	—
Debt	1,068	1,093	(2)
Total stockholders’ equity	100	78	28

TRINET	10	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
- Assets associated with WSEs and TriNet Trust (accounts receivable, unbilled revenue, prepaid expenses, other payroll assets and other current assets) and
- Liabilities associated with WSEs and TriNet Trust (client deposits and other client liabilities, accrued wages, payroll tax liabilities and other payroll withholdings, accrued health insurance costs, accrued workers' compensation costs, insurance premiums and other payables, and other current liabilities).	• Provides information that our stockholders and management can use to evaluate our cash flows from operations independent of the current assets and liabilities associated with our WSEs and TriNet Trust.
• Enhances comparisons to prior periods and, accordingly, used as a liquidity measure to manage liquidity between corporate and WSE and TriNet Trust related activities, and to help determine and plan our cash flow and capital strategies.

(1)    Non-GAAP effective tax rate is 25.6% for the second quarters and full years of 2024 and 2023, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	11	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$60	$83	$152	$214
Provision for income taxes	21	28	53	78
Stock based compensation	18	17	38	28
Interest expense, bank fees and other	16	6	32	13
Depreciation and amortization of intangible assets	19	18	37	36
Amortization of cloud computing arrangements	2	2	4	4
Transaction and integration costs	—	7	—	12
Adjusted EBITDA	$136	$161	$316	$385
Adjusted EBITDA Margin	11.1%	13.3%	12.7%	15.7%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$60	$83	$152	$214
Effective income tax rate adjustment	—	—	1	3
Stock based compensation	18	17	38	28
Amortization of other intangible assets, net	5	5	10	11
Non-cash interest expense	1	1	1	1
Transaction and integration costs	—	7	—	12
Income tax impact of pre-tax adjustments	(6)	(8)	(13)	(13)
Adjusted Net Income	$78	$105	$189	$256

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$(245)	$67
Less: Change in WSE & TriNet Trust related other current assets	(439)	89
Less: Change in WSE & TriNet Trust related current liabilities	64	(277)
Net cash used in operating activities - WSE & TriNet Trust	$(375)	$(188)
Net cash provided by operating activities - Corporate	$130	$255
Beginning in the second quarter of 2024, we have included the changes in the assets and liabilities of the TriNet Trust from cash provided by (used in) operating activities for our WSEs because the underlying cash flows of the TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows.

TRINET	12	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We support WSEs from the date on which their co-employment with TriNet commences through the end of their co-employment with TriNet and also after their co-employment period. We define WSEs to include co-employees and other individuals receiving PEO services, such as individuals who receive COBRA benefits post co-employment or are subject to partnership tax reporting as well as individuals who utilize our PEO platform on behalf of TriNet PEO clients. As part of an ongoing effort to ensure that our billing practices best match the expectations of our customers, in the third quarter of 2023 we determined that certain individuals such as those described above and certain co-employees were not previously or consistently counted in Total WSEs and Average WSEs. This resulting adjustment increased our reported Total WSEs by approximately 5,500 for June 30, 2024 and Average WSEs by approximately 5,500 for the second quarter of 2024 and 5,400 for the first half of 2024. We intend to continue our ongoing effort to ensure that our billing practices best match the expectations of our customers and in the future we may identify additional individuals that should be included in Total WSEs and Average WSEs.
In December 2023, we implemented a platform user access fee to charge clients for those users of our PEO platform that may not be co-employed by us and to charge clients for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, this includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. The amount of the fee is comparable to the fee we charge for users of our HRIS platform. While the amount of revenue we recognized for this service to date has not been significant, these users of the PEO platform for whose access we charged this fee increased our reported Total WSEs by approximately 18,300 as of June 30, 2024 and Average WSEs by approximately 18,500 for the second quarter of 2024 and 18,000 for the first half of 2024.
The effect of this new fee is that we are now receiving revenue from two types of users on our PEO platform, those that are co-employed in our PEO business and those that are utilizing our PEO platform, albeit in a more limited capacity. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2024	2023	2024	2023	Q2 2024 vs. Q2 2023	YTD 2024 vs. YTD 2023

Average WSEs	351,455	327,376	349,810	327,242	7%	7%
Co-Employed	332,966	327,376	331,766	327,242	2	1
PEO Platform Users	18,489	N/A	18,044	N/A	N/A	N/A
Total WSEs	354,028	334,046	354,028	334,046	6	6
Co-Employed	335,768	334,046	335,768	334,046	1	1
PEO Platform Users	18,260	N/A	18,260	N/A	N/A	N/A
Average WSEs increased 7% when comparing the second quarter of 2024 to the same period in 2023, primarily due to the additional co-employed and PEO platform users described above. From a vertical perspective, declines in our Technology and Professional Services verticals were largely offset by increases in our Main Street and Non-Profit verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs increased 6% when compared to the same period in 2023, primarily due to the additional co-employed and PEO platform Users WSEs described above.

TRINET	13	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the second quarter of 2024 and 2023, was 191,220, and 219,026, respectively. Average HRIS Users for the first half of 2024 and 2023, was 193,188, and 223,155, respectively. This decline is primarily driven by higher client attrition in addition to decreased staffing by HRIS clients similar to SMB trends that we have observed in our PEO business.
Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.
We purchase workers' compensation and health benefits coverage for our WSEs. Under the insurance policies for this coverage, we bear claims costs up to a defined deductible amount. Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We set our insurance service fees for workers’ compensation and health benefits in advance for fixed benefit periods. As a result, any increases in insurance costs above our projections, will be reflected as a higher ICR, and result in lower net income. Any decreases in insurance costs below our projections, will be reflected as a lower ICR and result in higher net income, and can also be an indicator that insurance costs are developing more slowly than our projections, which are reflected in our fees, and this can have a negative impact over time on client retention and new sales.

TRINET	14	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Insurance costs	$916	$868	$1,823	$1,720
Insurance service revenues	1,040	1,032	2,090	2,073
Insurance Cost Ratio	88%	84%	87%	83%

ICR increased for the second quarter and first half of 2024 as compared to the same periods in 2023, primarily driven by higher insurance costs. Insurance costs increased due to higher costs associated with medical services utilization, both inpatient and outpatient services as well as pharmacy costs. This was partially offset by favorable prior period development in workers' compensation.
Total Revenues
Our revenues consist of PSR and ISR. PSR represents fees charged to clients for processing payroll-related transactions on behalf of our PEO and HRIS clients, access to our HR expertise and technology, employment and benefit law compliance services, other HR-related and tax credit filing services and fees charged to access our cloud-based HRIS services. ISR consists of insurance-related billings and administrative fees collected from PEO clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly total revenues per Average WSE is a measure we use to monitor our PEO pricing strategies. This measure was flat during the second quarter and first half of 2024 compared to the same periods in 2023.
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
•HRIS - incremental HRIS cloud services revenue.

TRINET	15	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only
The increase in total revenue for the second quarter and first half of 2024 was primarily driven by higher Average WSEs and rate increases, partially offset by lower health plan enrollment.
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

TRINET	16	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The table below provides a view of the changes in components of operating income for the second quarter and first half of 2024, as compared to the same periods in 2023.

(in millions)
$97	Second Quarter 2023 Operating Income
+17	Higher total revenues primarily driven by higher Average WSEs and rate increases from our PEO services, partially offset by lower health plan enrollment.
-48	Higher insurance costs primarily driven by higher health insurance utilization and cost inflation.
+14	OE decreased due to lower transaction and integration costs and discretionary spending, partially offset by higher compensation expenses.
$80	Second Quarter 2024 Operating Income

(in millions)
$267	YTD 2023 Operating Income
+35	Higher total revenues primarily driven by higher Average WSEs and rate increases from our PEO services, partially offset by lower health plan enrollment.
-103	Higher insurance costs primarily driven by higher health insurance utilization and cost inflation.
+3	OE decreased due to lower transaction and integration costs and discretionary spending, partially offset by higher compensation expenses.
$202	YTD 2024 Operating Income

TRINET	17	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HRIS cloud services clients was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023		2024	2023
PEO Services	$176	$166		$379	$359
HRIS Cloud Services	10	11	11	21	23
Total	$186	$177		$400	$382

We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of Average WSEs across our verticals and the composition of products and services our clients receive, including TriNet Clarus R+D, and
•HRIS - incremental HRIS cloud services revenue.
The increase in PSR for the second quarter and first half of 2024 was primarily driven by higher Average WSEs and rate increases.

TRINET	18	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

The increase in ISR for the second quarter and first half of 2024 was primarily driven by higher Average WSEs and rate increases, partially offset by lower health plan enrollment.
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
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period co-employed Average WSEs,

TRINET	19	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled WSEs within our insurance service offerings (health plan enrollment).
Insurance costs increased for the second quarter and first half of 2024, primarily due to higher utilization of inpatient and outpatient services, increased rates paid for those services and an increase in pharmacy utilization with a shift to higher cost prescription medications. This was partially offset by favorable workers' compensation prior period claims development and lower health plan enrollment.

TRINET	20	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes COPS, S&M, G&A, SD&P, and D&A.
We had approximately 3,700 colleagues as of June 30, 2024 primarily across the U.S., India and Canada. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 68% and 63% of our OE in the second quarters of 2024 and 2023 and 68% and 64% in the first half of 2024 and 2023, respectively.

Transaction and integration costs associated with our acquisitions of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, and employee retention costs tied to ongoing employment.
During the second quarter and first half of 2024, OE decreased 6% and 1% respectively, when compared to the same periods in 2023. The ratio of OE to total revenues was 19% for the second quarter and first half of 2024.

% represents portion of compensation related expense included in operating expenses

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent period-over-period change.

TRINET	21	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$244	Q2 2023 Operating Expenses
-4	COPS decreased due to lower compensation expense.
+2	S&M increased slightly, driven primarily by higher compensation to support our sales force, partially offset by lower advertising costs.
-13	G&A decreased due to lower consulting and transaction and integration costs.
—	SD&P was consistent with the prior period.
+1	D&A was consistent with the prior period.
$230	Q2 2024 Operating Expense

(in millions)
$468	YTD 2023 Operating Expenses
-2	COPS decreased due to lower compensation expense.
+5	S&M increased, driven primarily by higher compensation to support our sales force, partially offset by lower advertising costs.
-8	G&A decreased due to lower consulting and transaction and integration costs partially offset by higher compensation expense.
+1	SD&P was consistent with the prior period as higher compensation expense was offset by lower technology expense.
+1	D&A was consistent with the prior period.
$465	YTD 2024 Operating Expense

TRINET	22	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary spend type drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest income from cash and investments and interest expense on our outstanding debt.

TRINET	23	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The lower interest income for the second quarter and first half of 2024 was primarily due to holding less cash and investments as we initiated our quarterly dividends and executed on a significant amount of stock buybacks over the past year, including a public tender offer in the third quarter of 2023. The higher interest expense, bank fees and other for the second quarter of 2024 was primarily due to the additional interest on our 2031 Notes issued in the third quarter of 2023.
Income Taxes
Our ETR was 25% for the second quarter of 2024 and 2023 and 26% and 27% for the first half of 2024 and 2023, respectively. The decrease in rates for the first half of 2024 compared to the same period in 2023 was primarily due to an increase in excludable income for state tax purposes.

TRINET	24	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Included in our balance sheets are assets and liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs. Although we are not subject to regulatory restrictions that require us to do so, we distinguish and manage our corporate assets and liabilities separately from those current assets and liabilities held by us to satisfy our employer obligations associated with our WSEs.
In December of 2023, TriNet created a trust for the purpose of holding funds provided by HRIS clients for the remittance to HRIS Users, tax authorities and other recipients. This trust is consolidated into our financial statements. During the first quarter of 2024, TriNet Trust assumed ownership and responsibility of certain bank accounts that hold HRIS client funds. The associated cash is reflected on our balance sheet as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and client deposits and other client liabilities and assumed related liabilities. As of June 30, 2024, the balance of restricted cash in TriNet Trust was $91 million. Beginning in the second quarter of 2024, we include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows.

	June 30, 2024			December 31, 2023
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$176	$1	$177	$287	$—	$287
Investments	72	—	72	65	—	65
Restricted cash, cash equivalents and investments	22	871	893	22	1,247	1,269
Other current assets	101	1,323	1,424	73	884	957
Total current assets	$371	$2,195	$2,566	$447	$2,131	$2,578

Total current liabilities	$268	$2,195	$2,463	$332	$2,131	$2,463

Working capital	$103	$—	$103	$115	$—	$115
As of June 30, 2024, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Working capital for WSEs and TriNet Trust related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occur two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premium and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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

TRINET	25	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
cash, cash equivalents and investments as current and noncurrent assets to match against the anticipated timing of payments to carriers.
Working capital for corporate purposes
Corporate working capital as of June 30, 2024 decreased $12 million from December 31, 2023, primarily due to the decreases in our corporate unrestricted cash and cash equivalents driven by our cash used in financing activities partially offset by our cash flows from operations.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2024			2023
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$130	$(375)	$(245)	$255	$(188)	$67
Investing activities	(49)	—	(49)	(31)	—	(31)
Financing activities	(178)	—	(178)	(100)	—	(100)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(97)	$(375)	$(472)	$124	$(188)	$(64)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$334	$1,132	$1,466	$406	$1,131	$1,537
End of period	$237	$757	$994	$530	$943	$1,473

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(111)	$1	$(110)	$127	$—	$127
Restricted	$14	$(376)	$(362)	$(3)	$(188)	$(191)
Operating Activities
Components of net cash provided by (used in) operating activities are as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in) operating activities:	$(245)	$67
Net cash used in operating activities - WSE & TriNet Trust	(375)	(188)
Net cash provided by operating activities - Corporate	130	255
The year-over-year change in net cash used in operating activities for WSE & TriNet Trust purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities. We expect the changes in restricted cash and cash equivalents to correspond to WSE & TriNet Trust cash provided by (or used in) operations as we manage our obligations associated with WSEs and HRIS Users through restricted cash.
Our corporate operating cash flows in the first half of June 30, 2024 decreased, when compared to the same periods in 2023, primarily due to the timing of our payments of corporate obligations.

TRINET	26	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of business, partially offset by proceeds from the sale and maturity of investments.

	Six Months Ended June 30,
(in millions)	2024	2023
Investments:
Purchases of investments	$(139)	$(170)
Proceeds from sale and maturity of investments	125	173
Cash used in investments	$(14)	$3
Acquisitions of property and equipment and software	(35)	(34)
Cash used in capital expenditures	$(35)	$(34)
Cash used in investing activities	$(49)	$(31)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At June 30, 2024, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of June 30, 2024, we held approximately $1.5 billion in restricted and unrestricted cash, cash equivalents and investments, of which $177 million was unrestricted cash and cash equivalents and $228 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the first half of 2024 and 2023, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the first half of 2024 and 2023 consisted of our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2024	2023
Financing activities
Repurchase of common stock, net of issuance	$(140)	$(100)
Draw down from revolving credit agreement borrowings	—	495
Repayment of revolving credit agreement borrowings	(25)	(495)
Dividends paid	(13)	—
Cash used in financing activities	$(178)	$(100)
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

TRINET	27	2024 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
consideration of approximately $360 million, through a private repurchase from our largest stockholder, Atairos Group, Inc.
During the first half of 2024, we repurchased 1,254,318 shares of our common stock for approximately $134 million through our existing stock repurchase program in addition to 52,149 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of June 30, 2024, approximately $299 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In February of 2024, our board of directors declared a cash dividend of $0.25 per share, for a total payment of approximately $13 million paid in April 2024. In June 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, which was paid in July 2024.
Capital Resources
As of June 30, 2024, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
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
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at June 30, 2024.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2023 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	28	2024 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at June 30, 2024 and December 31, 2023.
As of June 30, 2024, we had drawn down $175 million under our floating rate 2021 Revolver. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of June 30, 2024 over the next twelve months was approximately $1.8 million.

TRINET	29	2024 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	30	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2024	2023	2024	2023
Professional service revenues	$186	$177	$400	$382
Insurance service revenues	1,040	1,032	2,090	2,073
Total revenues	1,226	1,209	2,490	2,455
Insurance costs	916	868	1,823	1,720
Cost of providing services	75	79	154	156
Sales and marketing	72	70	144	139
General and administrative	47	60	95	103
Systems development and programming	17	17	35	34
Depreciation and amortization of intangible assets	19	18	37	36
Total costs and operating expenses	1,146	1,112	2,288	2,188
Operating income	80	97	202	267
Other income (expense):
Interest expense, bank fees and other	(16)	(6)	(32)	(13)
Interest income	17	20	35	38
Income before provision for income taxes	81	111	205	292
Income taxes	21	28	53	78
Net income	$60	$83	$152	$214
Other comprehensive income (loss), net of income taxes	—	(4)	(3)	(1)
Comprehensive income	$60	$79	$149	$213

Net income per share:
Basic	$1.21	$1.40	$3.01	$3.58
Diluted	$1.20	$1.38	$2.98	$3.56
Weighted average shares:
Basic	50	60	50	60
Diluted	51	60	51	60
See accompanying notes.

TRINET	31	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$177	$287
Investments	72	65
Restricted cash, cash equivalents and investments	893	1,269
Accounts receivable, net	15	18
Unbilled revenue, net	485	447
Prepaid expenses, net	76	67
Other payroll assets	800	381
Other current assets	48	44
Total current assets	2,566	2,578
Restricted cash, cash equivalents and investments, noncurrent	163	158
Investments, noncurrent	156	143
Property and equipment, net	14	17
Operating lease right-of-use asset	21	24
Goodwill	462	462
Software and other intangible assets, net	176	172
Other assets	145	139
Total assets	$3,703	$3,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$85	$87
Revolving credit agreement borrowings	84	109
Client deposits and other client liabilities	70	65
Accrued wages	558	515
Accrued health insurance costs, net	182	175
Accrued workers' compensation costs, net	43	50
Payroll tax liabilities and other payroll withholdings	1,421	1,438
Operating lease liabilities	13	14
Insurance premiums and other payables	7	10
Total current liabilities	2,463	2,463
Long-term debt, noncurrent	984	984
Accrued workers' compensation costs, noncurrent, net	107	120
Deferred taxes	13	13
Operating lease liabilities, noncurrent	24	30
Other non-current liabilities	12	5
Total liabilities	3,603	3,615
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023)
Common stock and additional paid-in capital	1,021	976
($0.000025 par value per share; 750,000,000 shares authorized; 49,710,395 and 50,664,471 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)
Accumulated deficit	(916)	(896)
Accumulated other comprehensive loss	(5)	(2)
Total stockholders' equity	100	78
Total liabilities & stockholders' equity	$3,703	$3,693
See accompanying notes.

TRINET	32	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total Stockholders' Equity, beginning balance	$143	$825	$78	$775
Common Stock and Additional Paid-In Capital
Beginning balance	996	910	976	899
Issuance of common stock from exercise of stock options	—	1	—	1
Issuance of common stock for employee stock purchase plan	7	6	7	6
Stock based compensation expense	18	17	38	28
Ending balance	1,021	934	1,021	934

Retained Earnings (Accumulated Deficit)
Beginning balance	(848)	(83)	(896)	(120)
Net income	60	83	152	214
Common stock dividends	(12)	—	(25)	—
Repurchase of common stock	(111)	(8)	(135)	(98)
Awards effectively repurchased for required employee withholding taxes	(5)	(5)	(12)	(9)
Ending balance	(916)	(13)	(916)	(13)

Accumulated Other Comprehensive Income
Beginning balance	(5)	(2)	(2)	(5)
Other comprehensive income (loss)	—	(4)	(3)	(1)
Ending balance	(5)	(6)	(5)	(6)
Total Stockholders' Equity, ending balance	$100	$915	$100	$915

See accompanying notes.

TRINET	33	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities
Net income	$152	$214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	37	36
Amortization of deferred costs	21	20
Amortization of ROU asset, lease modification, impairment, and abandonment	3	2
Stock based compensation	38	28
Other	1	2
Changes in operating assets and liabilities:
Accounts receivable, net	3	(1)
Unbilled revenue, net	(38)	12
Prepaid expenses, net	(9)	(24)
Other assets	(33)	—
Other payroll assets	(419)	68
Accounts payable and other liabilities	(11)	—
Client deposits and other client liabilities	5	(27)
Accrued wages	43	—
Accrued health insurance costs, net	7	(5)
Accrued workers' compensation costs, net	(21)	(9)
Payroll taxes payable and other payroll withholdings	(17)	(241)
Operating lease liabilities	(7)	(8)
Net cash provided by (used in) operating activities	(245)	67
Investing activities
Purchases of marketable securities	(139)	(170)
Proceeds from sale and maturity of marketable securities	125	173
Acquisitions of property and equipment and software	(35)	(34)
Net cash used in investing activities	(49)	(31)
Financing activities
Repurchase of common stock	(135)	(98)
Proceeds from issuance of common stock	7	7
Proceeds from revolving credit agreement borrowings	—	495
Revolver repayment	—	(495)
Awards effectively repurchased for required employee withholding taxes	(12)	(9)
Repayment of revolving credit agreement borrowings	(25)	—
Dividends paid	(13)	—
Net cash provided by (used in) financing activities	(178)	(100)
Net change in cash and cash equivalents, unrestricted and restricted	(472)	(64)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,466	1,537
End of period	$994	$1,473

Supplemental disclosures of cash flow information
Interest paid	$30	$12
Income taxes paid, net	$62	$58
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$12	$—
Payable for purchase of property and equipment	$2	$5
See accompanying notes.

TRINET	34	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior year amounts have been reclassified to conform to current period presentation.
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
In December 2023, we created a trust ("TriNet Trust") for the purpose of holding HRIS clients' payroll funds for the remittance to HRIS Users, tax authorities and other recipients. TriNet Trust's assets are restricted and can only be used for payments on behalf of HRIS clients, payments on behalf of the HRIS Users, repayments of any advances from TriNet, or payments to TriNet of interest income earned on the balances of TriNet Trust. In the event of any

TRINET	35	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
losses, creditors to the Trust have recourse to TriNet Trust's property and not that of TriNet overall. The risks associated with the Trust are similar to those that currently exist for the Company such as banking losses in excess of FDIC insurance levels, interest rate and market conditions.
We determined that TriNet Trust meets the definition of a variable interest entity and as the primary beneficiary we have both the power to direct TriNet Trust’s activities that most significantly affect its performance and we have the right to receive benefits from TriNet Trust, in the form of interest income. As a result, TriNet Trust is consolidated into our financial statements. During the first quarter of 2024, TriNet Trust assumed ownership and responsibility of certain bank accounts that hold HRIS client funds and assumed related liabilities.
The following table presents the assets and liabilities of TriNet Trust which are included in our consolidated balance sheet. These amounts on any particular date can vary due to timing of cash receipts and remittance to HRIS users and payroll tax agencies.

June 30,
(in millions)	2024
ASSETS
Current assets:
Cash and cash equivalents	$1
Restricted cash, cash equivalents and investments	91
Total current assets	92
Total assets	$92
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$1
Accrued wages	14
Payroll tax liabilities and other payroll withholdings	78
Total current liabilities	92
Total liabilities	$92
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

TRINET	36	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
In previous years, we created our Recovery Credits to assist in the economic recovery of our existing PEO clients and enhance our ability to retain these clients. These credits were based on the performance of our insurance costs and were recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the consolidated balance sheets. As of June 30, 2024, all Recovery Credits have been distributed to clients. The change in balance for the liability for credits previously accrued is the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$—	$67	$7	$75
(+) Accruals	—	—	—	—
(-) Distributions to clients	—	(17)	(7)	(25)
Balance at end of period	$—	$50	$—	$50
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2024, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2024 and December 31, 2023, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $59 million and $58 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of June 30, 2024 and December 31, 2023, accrued health insurance costs offsetting prepaid expenses were $73 million and $68 million, respectively.
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
Recent Accounting Pronouncements
Recently issued accounting guidance

TRINET	37	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

TRINET	38	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2024			December 31, 2023
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$177	$—	$177	$287	$—	$287
Investments	—	72	72	—	65	65
Restricted cash, cash equivalents and investments:
Payroll funds collected	605	—	605	1,067	—	1,067
Collateral for health benefits claims	34	113	147	31	113	144
Collateral for workers' compensation claims	48	—	48	54	2	56
Trust for our HRIS Users	91	—	91	—	—	—
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	780	113	893	1,154	115	1,269
Investments, noncurrent	—	156	156	—	143	143
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	37	126	163	25	133	158
Total	$994	$467	$1,461	$1,466	$456	$1,922

TRINET	39	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2024 and December 31, 2023 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
June 30, 2024
Cash equivalents:
Money market mutual funds	Level 1	$128	$—	$—	$128	$38	$—	$90
U.S. treasuries	Level 2	7	—	—	7	—	—	7
Total cash equivalents		135	—	—	135	38	—	97
AFS Investments:
Asset-backed securities	Level 2	43	—	—	43	—	43	—
Corporate bonds	Level 2	137	—	—	137	—	103	34
Agency securities	Level 2	34	—	(1)	33	—	7	26
U.S. treasuries	Level 2	249	—	(3)	246	—	68	178
Certificate of deposit	Level 2	1	—	—	1	—	—	1
Other debt securities	Level 2	7	—	—	7	—	7	—
Total AFS Investments		$471	$—	$(4)	$467	$—	$228	$239

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2023
Cash equivalents:
Money market mutual funds	Level 1	$183	$—	$—	$183	$96	$—	$87
U.S. treasuries	Level 2	7	—	—	7	5	—	2
Total cash equivalents		190	—	—	190	101	—	89
AFS Investments:
Asset-backed securities	Level 2	41	—	(1)	40	—	40	—
Corporate bonds	Level 2	135	1	—	136	—	103	33
Agency securities	Level 2	40	—	(1)	39	—	10	29
U.S. treasuries	Level 2	231	1	(1)	231	—	47	184
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Other debt securities	Level 2	8	—	—	8	—	8	—
Total AFS Investments		$457	$2	$(3)	$456	$—	$208	$248
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

TRINET	40	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. There were no transfers between levels as of June 30, 2024 and December 31, 2023.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2024
One year or less	$91
Over one year through five years	351
Over five years through ten years	8
Over ten years	17
Total fair value	$467
The gross proceeds from sales and maturities of AFS securities for the three and six months ended June 30, 2024 and June 30, 2023 are presented below. We had immaterial gross realized gains and losses from sales of investments for the first half of 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gross proceeds from sales	$22	$52	$61	$84
Gross proceeds from maturities	37	45	64	89
Total	$59	$97	$125	$173
Fair Value of Long-Term Debt
The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the senior notes is considered Level 2 in the hierarchy for fair value measurement. As of June 30, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $445 million and $406 million, respectively. As of December 31, 2023, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $443 million and $414 million, respectively.
Our 2021 Revolver is a floating rate debt. At June 30, 2024 and December 31, 2023, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

TRINET	41	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total accrued costs, beginning of period	$175	$187	$175	$189
Incurred
Current year	14	18	30	34
Prior years	(26)	(17)	(30)	(23)
Total incurred	(12)	1	—	11
Paid
Current year	(1)	(1)	(2)	(2)
Prior years	(8)	(9)	(19)	(20)
Total paid	(9)	(10)	(21)	(22)
Total accrued costs, end of period	$154	$178	$154	$178
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2024	December 31, 2023
Total accrued costs, end of period	$154	$175
Collateral paid to carriers and offset against accrued costs	(4)	(5)
Total accrued costs, net of carrier collateral offset	$150	$170
Payable in less than 1 year (net of collateral paid to carriers of $1 and $1 at June 30, 2024 and December 31, 2023, respectively)	$43	$50
Payable in more than 1 year (net of collateral paid to carriers of $3 and $4 at June 30, 2024 and December 31, 2023, respectively)	107	120
Total accrued costs, net of carrier collateral offset	$150	$170
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2024, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of June 30, 2024 and December 31, 2023, we had $31 million and $32 million of collateral held by insurance carriers of which $4 million and $5 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	42	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The following tables summarize RSU activity for the six months ended June 30, 2024:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	1,229,202	$80.88
Granted	534,379	124.22
Vested	(324,921)	82.11
Forfeited	(30,505)	86.28
Nonvested at June 30, 2024	1,408,155	$96.08
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	223,011	$81.08
Granted	129,631	125.65
Vested	(5,067)	92.53
Forfeited	(2,598)	77.00
Nonvested at June 30, 2024	344,977	$96.08
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of providing services	$4	$4	$8	$7
Sales and marketing	3	2	6	4
General and administrative	9	10	21	15
Systems development and programming costs	2	1	3	2
Total stock based compensation expense	$18	$17	$38	$28
Total stock based compensation capitalized	$1	$—	$2	$1
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and six months ended June 30, 2024 and 2023:

TRINET	43	2024 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares issued and outstanding, beginning balance	50,573,176	59,522,954	50,664,471	60,555,661
Issuance of common stock from vested restricted stock units	169,870	167,852	329,988	302,926
Issuance of common stock from exercise of stock options	—	41,876	5,708	81,667
Issuance of common stock for employee stock purchase plan	75,944	104,017	75,944	104,017
Repurchase of common stock	(1,056,446)	(108,018)	(1,254,318)	(1,265,889)
Awards effectively repurchased for required employee withholding taxes	(52,149)	(53,721)	(111,398)	(103,422)
Shares issued and outstanding, ending balance	49,710,395	59,674,960	49,710,395	59,674,960
Stock Repurchases
As of June 30, 2024, there was $299 million remaining in the total authorization of $2,715 million of our ongoing stock repurchase program.
Dividends
In February 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $13 million, which was paid in April 2024. In June 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, which was paid in July 2024.
NOTE 8. INCOME TAXES
Our ETR was 25% for the second quarter of 2024 and 2023 and 26% and 27% for the first half of 2024 and 2023, respectively. The decrease in rates for the first half of 2024 compared to the same period in 2023 was primarily due to an increase in excludable income for state tax purposes.
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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$60	$83	$152	$214
Weighted average shares of common stock outstanding	50	60	50	60
Basic EPS	$1.21	$1.40	$3.01	$3.58
Net income	$60	$83	$152	$214
Weighted average shares of common stock outstanding	50	60	50	60
Dilutive effect of stock options and restricted stock units	1	—	1	—
Weighted average shares of common stock outstanding	51	60	51	60
Diluted EPS	$1.20	$1.38	$2.98	$3.56

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	—	1	1

TRINET	44	2024 Q2 FORM 10-Q

OTHER INFORMATION	Table of Contents

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
April 1 - April 30, 2024	163,243	$106.65	163,191	$392
May 1 - May 31, 2024	723,736	$103.47	671,639	$322
June 1 - June 30, 2024	221,616	$104.85	221,616	$299
Total	1,108,595		1,056,446
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $2,715 million as of June 30, 2024. The total remaining authorization for future stock repurchases under our stock repurchase program was $299 million as of June 30, 2024. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $110 million of our outstanding stock during the three months ended June 30, 2024.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

TRINET	45	2024 Q2 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
10.1	Employment Agreement between TriNet Group, Inc. and Michael Q. Simonds, dated February 12, 2024	8-K	001-36373	10.1	2/15/2024
10.2	Transition Agreement between TriNet Group, Inc. and Burton M. Goldfield, dated February 13, 2024	8-K	001-36373	10.1	2/15/2024
10.3	Transition Agreement between TriNet Group, Inc. and Alexander Warren, dated June 3, 2024					X
10.4	Employment Agreement between TriNet USA, Inc. and Timothy N. Nimmer, dated June 24, 2024					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	46	2024 Q2 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: July 26, 2024	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: July 26, 2024	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	47	2024 Q2 FORM 10-Q