Form 10-Q
period 2024-09-30
TRINET GROUP, INC.
filed 2024-10-25
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 18, 2024 was 49,576,019.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2024

TRINET	2	2024 Q3 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently August 16, 2023
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet’s internal employees (as distinguished from WSEs and HRIS Users)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERP	Enterprise resource planning
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
ICR	Insurance cost ratio
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected
PSR	Professional service revenues
Recovery Credits	Historical credits granted to eligible clients allowing them a discrete reduction in the cost of future services
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit
SaaS	Software as a Service

TRINET	3	2024 Q3 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
Senior Notes	The 2029 Notes and the 2031 Notes
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
SMB	Small and medium-size business
TriNet Clarus R+D	Clarus R+D Solutions, LLC
TriNet Trust	Trust which was created for the purpose of holding funds provided by HRIS clients for the remittance to HRIS Users, tax authorities and other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO
YTD	Year to date
Zenefits	YourPeople, Inc. and its subsidiaries

TRINET	4	2024 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements

For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; the impact of our ongoing efforts to ensure that our billing practices best match the services we provide and the expectations of our customers and the impact on our WSE count; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the effect that our stock repurchase program will have on our business; the impact of our obligations pursuant to our Senior Notes; our ability to leverage our scale and industry HR experience to deliver vertical focused offerings; the impact of planned improvements to our technology platform and HRIS software and whether they will meet the needs of our current clients and attract new ones; the implementation of our ERP system and its impact on our internal financial controls and operations; our ability to improve operating efficiencies; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, and EPLI risk; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; the impact of our plans to improve our sales performance, grow net new clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024 (our 2023 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Form 10-K, those appearing under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and those appearing in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of discontinuing our discretionary credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to protect against and remediate cyber-attacks, breaches, disclosures and other data-related incidents, whether intentional or inadvertent and whether attributable to us or our service providers; our ability to comply with evolving data privacy and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business;

TRINET	5	2024 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; the impact of new and changing laws regarding remote work; our ability to comply with the licensing requirements that govern our solutions; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operations and stock price due to factors outside of our control; our ability to comply with the restrictions of our 2021 Credit Agreement and meet our debt obligations; the impact of concentrated ownership in our stock by Atairos and other large stockholders; and our ability to manage risks associated with our international operations. Any of these factors could cause our actual results to differ materially from our anticipated results.
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

TRINET	6	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the nine months ended September 30, 2024 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
So far in 2024, we:
•improved PEO sales performance and customer retention,
•continued to grow total revenues with disciplined expense management in light of rising insurance costs,
•repurchased approximately 1.46 million shares of our common stock through our existing stock repurchase program,
•initiated a common stock dividend of $0.25 per share in April and July 2024 and declared common stock dividends of $0.25 per share to be paid in October 2024,
•welcomed Mike Simonds as our new President and CEO, and
•opened a new business and technological innovation center in Hyderabad, India.

TRINET	7	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Performance Highlights
Our results for the third quarter and nine months ended September 30, 2024, when compared to the same periods of 2023, are noted below:
Q3 2024

	$1.2B		$58M		90%
	Total revenues		Operating income		Insurance cost ratio
	1%	increase	(50)%	decrease	6%	increase

	$45M		$0.89		$59M
	Net income		Diluted EPS		Adjusted Net income *
	(52)%	decrease	(45)%	decrease	(46)%	decrease

	355,948		356,137		183,410
	Average WSEs **		Total WSEs **		Average HRIS Users
	7%	increase	6%	increase	(13)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**
Total WSEs and Average WSEs include incremental WSEs that were charged a platform user access fee and incremental additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

Our total revenues increased 1% compared to the same period in 2023, driven by higher Average co-employed WSEs and rate increases, partially offset by lower HRIS revenue.
During the third quarter of 2024, our Average WSEs and Total WSEs increased 7% and 6%, respectively, compared to the same period in 2023, primarily due to additional PEO Platform Users and additional service recipients identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers.
Our ICR was 6 points higher compared to the same period in 2023, driven by a shift in more severe medical service utilization, higher rates paid for outpatient services, and increasing specialty drug utilization. Our increase in ICR for the nine months ended September 30, 2024 set forth in the table below was partially offset by favorable workers' compensation prior period claims development during the second quarter of 2024.
Higher insurance costs and interest expense, partially offset by higher revenues and lower operating expenses, resulted in decreases of net income and Adjusted Net income of 52% and 46%, respectively, as compared to the same period in 2023.

TRINET	8	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
YTD 2024

	$3.7B		$261M		88%
	Total revenues		Operating income		Insurance cost ratio
	1%	increase	(32)%	decrease	5%	increase

	$196M		$3.87		$247M
	Net income		Diluted EPS		Adjusted Net income *
	(36)%	decrease	(26)%	decrease	(32)%	decrease

	351,856		356,137		189,929
	Average WSEs **		Total WSEs **		Average HRIS Users
	7%	increase	6%	increase	(13)%	decrease

*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**
Total WSEs and Average WSEs include incremental WSEs that were charged a platform user access fee and incremental additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

TRINET	9	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the third quarter and nine months ended September 30, 2024, when compared to the same periods of 2023. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2023 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except operating metrics data)	2024	2023	% Change	2024	2023	% Change
Income Statement Data:
Professional service revenues	$184	$185	0%	$584	$567	3%
Insurance service revenues	1,053	1,037	2	3,143	3,110	1
Total revenues	1,237	1,222	1	3,727	3,677	1
Insurance costs	949	874	9	2,772	2,594	7
Operating expenses	230	232	(1)	694	701	(1)
Total costs and operating expenses	1,179	1,106	7	3,466	3,295	5
Operating income	58	116	(50)	261	382	(32)
Other income (expense):
Interest expense, bank fees and other	(15)	(10)	50	(47)	(23)	104
Interest income	15	18	(17)	49	57	(14)
Income before provision for income taxes	58	124	(53)	263	416	(37)
Income taxes	13	30	(57)	67	108	(38)
Net income	$45	$94	(52)%	$196	$308	(36)%

Cash Flow Data:
Net cash used in operating activities				(276)	(43)	542
Net cash used in investing activities				(25)	(57)	(56)
Net cash used in financing activities				(217)	(523)	(59)%

Non-GAAP measures (1):
Adjusted EBITDA	109	172	(37)	425	557	(24)
Adjusted Net income	59	109	(46)	247	365	(32)
Corporate Operating Cash Flows				213	386	(45)%

Operating Metrics:
Insurance Cost Ratio	90%	84%	6	88%	83%	5
Average WSEs (2)	355,948	333,286	7	351,856	329,257	7
Total WSEs (2)	356,137	335,741	6	356,137	335,741	6
Average HRIS Users	183,410	210,863	(13)%	189,929	219,058	(13)%
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
The following table summarizes our balance sheet data as of September 30, 2024 compared to December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023	% Change
Balance Sheet Data:
Working capital	$165	$115	43%
Total assets	3,729	3,693	1
Debt	1,068	1,093	(2)
Total stockholders’ equity	129	78	65

TRINET	10	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

(1)    Non-GAAP effective tax rate is 25.6% for 2024 and 2023, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	11	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$45	$94	$196	$308
Provision for income taxes	13	30	67	108
Stock based compensation	15	15	53	43
Interest expense, bank fees and other	15	10	47	23
Depreciation and amortization of intangible assets	19	17	56	53
Amortization of cloud computing arrangements	2	3	6	7
Transaction and integration costs	—	3	—	15
Adjusted EBITDA	$109	$172	$425	$557
Adjusted EBITDA Margin	8.8%	14.1%	11.4%	15.1%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$45	$94	$196	$308
Effective income tax rate adjustment	(2)	(2)	—	1
Stock based compensation	15	15	53	43
Amortization of other intangible assets, net	5	5	14	16
Non-cash interest expense	1	—	2	1
Transaction and integration costs	—	3	—	15
Income tax impact of pre-tax adjustments	(5)	(6)	(18)	(19)
Adjusted Net Income	$59	$109	$247	$365

The table below presents a reconciliation of net cash provided by operating activities to Corporate Operating Cash Flows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash used in operating activities	$(276)	$(43)
Less: Change in WSE & TriNet Trust related other current assets	(548)	(134)
Less: Change in WSE & TriNet Trust related current liabilities	59	(295)
Net cash used in operating activities - WSE & TriNet Trust	$(489)	$(429)
Net cash provided by operating activities - Corporate	$213	$386

TRINET	12	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We support WSEs from the date on which their co-employment with TriNet commences through the end of their co-employment with TriNet and also after their co-employment period. We define WSEs to include co-employees and other individuals receiving PEO services, such as individuals who receive COBRA benefits post co-employment or are subject to partnership tax reporting as well as individuals who utilize our PEO platform on behalf of TriNet PEO clients. As part of an ongoing effort to ensure that our billing practices best match the expectations of our customers, in the third quarter of 2023 we determined that certain individuals such as those described above and certain co-employees were not previously or consistently counted in Total WSEs and Average WSEs. This resulting adjustment is reflected in Total WSEs for both September 30, 2024 and 2023, and increased Average WSEs by approximately 5,500 for the third quarter of 2024 and 5,400 for the nine months ended September 30, 2024. We intend to continue our ongoing effort to ensure that our billing practices best match the services we provide and the expectations of our customers and in the future we may identify additional individuals that should be included in Total WSEs and Average WSEs.
In December 2023, we implemented a platform user access fee to charge clients for those users of our PEO platform that may not be co-employed by us and to charge clients for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, such as partners in a partnership, this also includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. The amount of the fee is comparable to the fee we charge for users of our HRIS platform. While the amount of revenue we recognized for this service to date has not been significant, these users of the PEO platform for whose access we charged this fee increased our reported Total WSEs by approximately 22,100 as of September 30, 2024 and Average WSEs by approximately 19,900 for the third quarter of 2024 and 18,700 for the nine months ended September 30, 2024.
The effect of this new fee is that we are now receiving revenue from two types of users on our PEO platform, those that are co-employed in our PEO business and those that are utilizing our PEO platform, albeit in a more limited capacity. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Three Months Ended September 30, 2024		Nine Months Ended September 30,		% Change
	2024	2023	2024	2023	Q3 2024 vs. Q3 2023	YTD 2024 vs. YTD 2023

Average WSEs	355,948	333,286	351,856	329,257	7%	7%
Co-Employed	336,013	333,286	333,182	329,257	1	1
PEO Platform Users	19,935	N/A	18,674	N/A	N/A	N/A
Total WSEs	356,137	335,741	356,137	335,741	6	6
Co-Employed	333,997	335,741	333,997	335,741	(1)	(1)
PEO Platform Users	22,140	N/A	22,140	N/A	N/A	N/A
Average WSEs increased 7% when comparing the third quarter of 2024 to the same period in 2023, primarily due to the additional co-employed and PEO platform users described above. From a vertical perspective, declines in our Technology, Professional Services and Life Sciences verticals were largely offset by increases in our Main Street, Financial Services and Non-Profit verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs increased 6% when compared to the same period in 2023, primarily due to the additional PEO platform Users WSEs described above.

TRINET	13	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
HRIS Users

Average HRIS Users is a volume measure we use to monitor the performance of our cloud-based HRIS services. Average HRIS Users for the third quarter of 2024 and 2023, was 183,410, and 210,863, respectively. Average HRIS Users for the nine months ended September 30, 2024 and 2023, was 189,929, and 219,058, respectively. This decline is primarily driven by client attrition outpacing new client additions in addition to decreased staffing by HRIS clients similar to SMB trends that we have observed in our PEO business.
Insurance Cost Ratio (ICR)
ICR is a performance measure calculated as the ratio of insurance costs to insurance service revenues. We believe that ICR promotes an understanding of our insurance cost trends and our ability to align our relative pricing to risk performance.
We purchase workers' compensation and health benefits coverage for our WSEs. Under the insurance policies for this coverage, we bear claims costs up to a defined deductible amount. Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by our WSEs’ health and workers' compensation insurance claims experience. We set our insurance service fees for workers’ compensation and health benefits in advance for fixed benefit periods. As a result, any increases in insurance costs above our projections, will be reflected as a higher ICR, and result in lower net income. Any decreases in insurance costs below our projections, will be reflected as a lower ICR and result in higher net income.

TRINET	14	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Insurance costs	$949	$874	$2,772	$2,594
Insurance service revenues	1,053	1,037	3,143	3,110
Insurance Cost Ratio	90%	84%	88%	83%

ICR increased for the third quarter and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily driven by higher insurance costs outpacing the growth in ISR. Insurance costs increased due to more severe medical service utilization, higher rates paid for outpatient services, as well as increased specialty medications for diabetes and obesity. During the nine months ended September 30, 2024, this was partially offset by favorable prior period development in workers' compensation.
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
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased by 1% during the third quarter of 2024 compared to the same periods in 2023.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of co-employed Average WSEs within our verticals combined with the composition of our enrolled co-employed WSEs within our insurance service offerings and the composition of products and services our clients receive, including TriNet Clarus R+D and PEO Platform Users, and
•HRIS - incremental HRIS cloud services revenue.

TRINET	15	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only
The increase in total revenue for the third quarter and nine months ended September 30, 2024 was primarily driven by higher co-employed Average WSEs and rate increases, partially offset by lower HRIS revenue and slightly lower health plan enrollment.
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

TRINET	16	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The table below provides a view of the changes in components of operating income for the third quarter and nine months ended September 30, 2024, as compared to the same periods in 2023.

(in millions)
$116	Third Quarter 2023 Operating Income
+15	Higher total revenues primarily driven by higher Average WSEs and rate increases from our PEO services, partially offset by lower HRIS revenue.
-75	Higher insurance costs primarily driven by higher health insurance utilization and cost inflation.
+2	OE decreased due to lower spend in transaction and integration costs as well as lower conferences and events expenses, partially offset by higher consulting costs.
$58	Third Quarter 2024 Operating Income

(in millions)
$382	YTD 2023 Operating Income
+50	Higher total revenues primarily driven by higher Average WSEs and rate increases from our PEO services, partially offset by lower health plan enrollment.
-178	Higher insurance costs primarily driven by higher health insurance utilization and cost inflation.
+7	OE decreased due to lower spend in transaction and integration, advertising and legal fees, partially offset by higher stock based compensation and consulting costs.
$261	YTD 2024 Operating Income

TRINET	17	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HRIS cloud services clients was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
PEO Services	$174	$168	$552	$527
HRIS Cloud Services	10	17	32	40
Total	$184	$185	$584	$567

We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of co-employed Average WSEs across our verticals and the composition of products and services our clients receive, including TriNet Clarus R+D and PEO Platform Users, and
•HRIS - incremental HRIS cloud services revenue.
PSR for the third quarter was flat compared to prior period. The increase in PSR for the nine months ended September 30, 2024 was primarily driven by higher co-employed Average WSEs and rate increases. The decrease in HRIS revenue compared to the prior periods was primarily due to an acceleration of revenue in 2023 related to a termination agreement in a broker partner which did not recur in 2024.
Insurance Service Revenues

TRINET	18	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

The increase in ISR for the third quarter and nine months ended September 30, 2024 was primarily driven by higher co-employed Average WSEs and rate increases.
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
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and

TRINET	19	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).
Insurance costs increased for the third quarter and nine months ended September 30, 2024, primarily due to more severe medical service utilization, higher rates paid for outpatient services and increased specialty drugs utilization, particularly medications for diabetes and obesity. During the nine months ended September 30, 2024, this trend was partially offset by favorable workers' compensation prior period claims development.

TRINET	20	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Operating Expenses
OE includes COPS, S&M, G&A, SD&P, and D&A.
We had approximately 3,700 colleagues as of September 30, 2024 primarily across the U.S., India and Canada. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 69% of our OE in the third quarters of 2024 and 2023 and 71% and 69%, respectively, in the nine months ended September 30, 2024 and 2023.

Transaction and integration costs associated with our acquisitions of Zenefits and Clarus R+D are included in G&A. These costs include advisory, legal, and employee retention costs tied to ongoing employment.
During the third quarter and nine months ended September 30, 2024, OE decreased 1% when compared to the same periods in 2023. The ratio of OE to total revenues was 19% for the third quarter and nine months ended September 30, 2024.

% represents portion of compensation related expense included in operating expenses

We analyze and present our OE based upon the business functions COPS, S&M, G&A and SD&P and D&A. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent period-over-period change.

TRINET	21	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$232	Q3 2023 Operating Expenses
—	COPS was consistent with prior period.
-1	S&M decreased primarily due to lower conferences and events expenses, partially offset by higher compensation to support our sales force.
-5	G&A decreased primarily due to lower compensation and lower facilities costs.
+2	SD&P increased primarily due to higher compensation and higher system maintenance costs related to recently implemented software.
+2	D&A increased primarily due to higher software amortization costs.
$230	Q3 2024 Operating Expense

(in millions)
$701	YTD 2023 Operating Expenses
-3	COPS decreased primarily due to lower compensation and legal fees, partially offset by higher tax and licenses expenses.
+4	S&M increased primarily due to higher compensation to support our sales force, partially offset by lower advertising costs and lower conferences and events expenses.
-14	G&A decreased primarily due to lower consulting and transaction and integration costs, partially offset by higher stock based compensation.
+3	SD&P increased primarily due to higher consulting costs, partially offset by lower technology expense.
+3	D&A increased, driven by higher software amortization costs.
$694	YTD 2024 Operating Expense

TRINET	22	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary spend type drivers to the changes in our OE are presented below:
Other Income (Expense)
Other income (expense) consists primarily of interest income from cash and investments and interest expense on our outstanding debt.

TRINET	23	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The lower interest income for the third quarter and nine months ended September 30, 2024 was primarily due to holding less cash and investments as we executed on a significant amount of stock buybacks over the past year, including a public tender offer in the third quarter of 2023, and began paying quarterly dividends. The higher interest expense, bank fees and other for the third quarter and nine months ended September 30, 2024 was primarily due to the additional interest on our 2031 Notes issued in the third quarter of 2023.
Income Taxes
Our ETR was 23% and 24% for the third quarter of 2024 and 2023, respectively, and 25% and 26% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in rates as compared to the same periods in 2023 was primarily due to an increase in excludable income for state tax purposes and adjustments to prior year tax expense.

TRINET	24	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
In December of 2023, TriNet created a trust for the purpose of holding funds provided by HRIS clients for the remittance to HRIS Users, tax authorities and other recipients. This trust is consolidated into our financial statements. During the first quarter of 2024, TriNet Trust assumed ownership and responsibility of certain bank accounts that hold HRIS client funds. The associated cash is reflected on our balance sheet as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and client deposits and other client liabilities and assumed related liabilities. As of September 30, 2024, the balance of restricted cash in TriNet Trust was $81 million. Beginning in the second quarter of 2024, we include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows.

	September 30, 2024			December 31, 2023
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$250	$1	$251	$287	$—	$287
Investments	50	—	50	65	—	65
Restricted cash, cash equivalents and investments	23	757	780	22	1,247	1,269
Other current assets	92	1,432	1,524	73	884	957
Total current assets	$415	$2,190	$2,605	$447	$2,131	$2,578

Total current liabilities	$250	$2,190	$2,440	$332	$2,131	$2,463

Working capital	$165	$—	$165	$115	$—	$115
As of September 30, 2024, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

TRINET	25	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
cash, cash equivalents and investments as current and noncurrent assets to match against the anticipated timing of payments to carriers.
Working capital for corporate purposes
Corporate working capital as of September 30, 2024 increased $50 million from December 31, 2023, primarily due to the decreases in our corporate current liabilities.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in millions)	2024			2023
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$213	$(489)	$(276)	$386	$(429)	$(43)
Investing activities	(28)	3	(25)	(56)	(1)	(57)
Financing activities	(217)	—	(217)	(523)	—	(523)
Net decrease in cash and cash equivalents, unrestricted and restricted	$(32)	$(486)	$(518)	$(193)	$(430)	$(623)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$334	$1,132	$1,466	$406	$1,131	$1,537
End of period	$302	$646	$948	$213	$701	$914

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(36)	$—	$(36)	$(184)	$—	$(184)
Restricted	$4	$(486)	$(482)	$(9)	$(430)	$(439)
Operating Activities
Components of net cash used in operating activities are as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash used in operating activities:	$(276)	$(43)
Net cash used in operating activities - WSE & TriNet Trust	(489)	(429)
Net cash provided by operating activities - Corporate	213	386
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
Our corporate operating cash flows in the nine months ended September 30, 2024 decreased, when compared to the same period in 2023, primarily due to the decrease in our net income and the timing of our payments of corporate obligations.

TRINET	26	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investing Activities
Cash used in investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of business, partially offset by proceeds from the sale and maturity of investments.

	Nine Months Ended September 30,
(in millions)	2024	2023
Investments:
Purchases of investments	$(161)	$(226)
Proceeds from sale and maturity of investments	196	223
Cash used in investments	$35	$(3)
Acquisitions of property and equipment and software	(60)	(54)
Cash used in capital expenditures	$(60)	$(54)
Cash used in investing activities	$(25)	$(57)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At September 30, 2024, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA.
As of September 30, 2024, we held approximately $1.4 billion in restricted and unrestricted cash, cash equivalents and investments, of which $251 million was unrestricted cash and cash equivalents and $195 million was unrestricted investments. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the nine months ended September 30, 2024 and 2023, we continued to make investments in software and hardware and we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2024 and 2023 consisted of our debt and equity-related activities.

	Nine Months Ended September 30,
(in millions)	2024	2023
Financing activities
Repurchase of common stock, net of issuance	$(167)	$(1,114)
Proceeds from issuance of 2031 Notes	—	400
Payment of long-term financing fees and debt issuance costs	—	(9)
Proceeds from revolving credit agreement borrowings	—	695
Repayment of borrowings under revolving credit facility	(25)	(495)
Dividends paid	(25)	—
Cash used in financing activities	$(217)	$(523)
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

TRINET	27	2024 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
During the nine months ended September 30, 2024, we repurchased 1,455,515 shares of our common stock for approximately $154 million through our existing stock repurchase program in addition to 58,636 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of September 30, 2024, approximately $279 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In February 2024, our board of directors declared a cash dividend of $0.25 per share, for a total payment of approximately $13 million, which was paid in April 2024. In June 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, which was paid in July 2024. In September 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, to be paid in October 2024.
Capital Resources
As of September 30, 2024, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
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
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at September 30, 2024.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2023 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	28	2024 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Quantitative and Qualitative Disclosures About Market Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. Changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of rate changes on investment balances was not material at September 30, 2024 and December 31, 2023.
As of September 30, 2024, we had drawn down $175 million under our floating rate 2021 Revolver. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of September 30, 2024 over the next twelve months was approximately $1.8 million.

TRINET	29	2024 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	30	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share data)	2024	2023	2024	2023
Professional service revenues	$184	$185	$584	$567
Insurance service revenues	1,053	1,037	3,143	3,110
Total revenues	1,237	1,222	3,727	3,677
Insurance costs	949	874	2,772	2,594
Cost of providing services	74	74	228	231
Sales and marketing	74	75	218	214
General and administrative	46	51	140	154
Systems development and programming	17	15	52	49
Depreciation and amortization of intangible assets	19	17	56	53
Total costs and operating expenses	1,179	1,106	3,466	3,295
Operating income	58	116	261	382
Other income (expense):
Interest expense, bank fees and other	(15)	(10)	(47)	(23)
Interest income	15	18	49	57
Income before provision for income taxes	58	124	263	416
Income taxes	13	30	67	108
Net income	$45	$94	$196	$308
Other comprehensive income (loss), net of income taxes	7	(2)	4	(3)
Comprehensive income	$52	$92	$200	$305

Net income per share:
Basic	$0.90	$1.65	$3.91	$5.23
Diluted	$0.89	$1.63	$3.87	$5.20
Weighted average shares:
Basic	50	57	50	59
Diluted	50	58	51	59
See accompanying notes.

TRINET	31	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$251	$287
Investments	50	65
Restricted cash, cash equivalents and investments	780	1,269
Accounts receivable, net	15	18
Unbilled revenue, net	511	447
Prepaid expenses, net	64	67
Other payroll assets	883	381
Other current assets	51	44
Total current assets	2,605	2,578
Restricted cash, cash equivalents and investments, noncurrent	153	158
Investments, noncurrent	145	143
Property and equipment, net	14	17
Operating lease right-of-use asset	30	24
Goodwill	462	462
Software and other intangible assets, net	179	172
Other assets	141	139
Total assets	$3,729	$3,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$82	$87
Revolving credit agreement borrowings	75	109
Client deposits and other client liabilities	39	65
Accrued wages	566	515
Accrued health insurance costs, net	193	175
Accrued workers' compensation costs, net	44	50
Payroll tax liabilities and other payroll withholdings	1,420	1,438
Operating lease liabilities	15	14
Insurance premiums and other payables	6	10
Total current liabilities	2,440	2,463
Long-term debt, noncurrent	993	984
Accrued workers' compensation costs, noncurrent, net	107	120
Deferred taxes	18	13
Operating lease liabilities, noncurrent	30	30
Other non-current liabilities	12	5
Total liabilities	3,600	3,615
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2024 and December 31, 2023)
Common stock and additional paid-in capital	1,037	976
($0.000025 par value per share; 750,000,000 shares authorized; 49,611,791 and 50,664,471 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)
Accumulated deficit	(910)	(896)
Accumulated other comprehensive loss	2	(2)
Total stockholders' equity	129	78
Total liabilities & stockholders' equity	$3,729	$3,693
See accompanying notes.

TRINET	32	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total Stockholders' Equity, beginning balance	$100	$915	$78	$775
Common Stock and Additional Paid-In Capital
Beginning balance	1,021	934	976	899
Issuance of common stock from exercise of stock options	—	3	—	3
Issuance of common stock for employee stock purchase plan	—	—	6	6
Stock based compensation expense	16	16	55	45
Ending balance	1,037	953	1,037	953

Retained Earnings (Accumulated Deficit)
Beginning balance	(916)	(13)	(896)	(120)
Net income	45	94	196	308
Common stock dividends	(12)	—	(37)	—
Repurchase of common stock	(21)	(1,011)	(155)	(1,109)
Awards effectively repurchased for required employee withholding taxes	(6)	(5)	(18)	(14)
Ending balance	(910)	(935)	(910)	(935)

Accumulated Other Comprehensive Income
Beginning balance	(5)	(6)	(2)	(5)
Other comprehensive income (loss)	7	(2)	4	(3)
Ending balance	2	(8)	2	(8)
Total Stockholders' Equity, ending balance	$129	$10	$129	$10

See accompanying notes.

TRINET	33	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities
Net income	$196	$308
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangible assets	56	53
Amortization of deferred costs	32	31
Amortization of ROU asset, lease modification, impairment, and abandonment	4	5
Deferred income taxes	3	—
Stock based compensation	53	43
Other	3	1
Changes in operating assets and liabilities:
Accounts receivable, net	2	(4)
Unbilled revenue, net	(64)	(29)
Prepaid expenses, net	3	(4)
Other assets	(44)	(44)
Other payroll assets	(502)	(104)
Accounts payable and other liabilities	(13)	9
Client deposits and other client liabilities	(27)	(33)
Accrued wages	52	21
Accrued health insurance costs, net	18	9
Accrued workers' compensation costs, net	(19)	(9)
Payroll taxes payable and other payroll withholdings	(18)	(283)
Operating lease liabilities	(11)	(13)
Net cash used in operating activities	(276)	(43)
Investing activities
Purchases of marketable securities	(161)	(226)
Proceeds from sale and maturity of marketable securities	196	223
Acquisitions of property and equipment and software	(60)	(54)
Net cash used in investing activities	(25)	(57)
Financing activities
Repurchase of common stock	(155)	(1,109)
Proceeds from issuance of common stock	6	9
Proceeds from revolving credit agreement borrowings	—	695
Revolver repayment	—	(495)
Proceeds from issuance of 2031 Notes	—	400
Awards effectively repurchased for required employee withholding taxes	(18)	(14)
Payment of long-term financing fees and debt issuance costs	—	(9)
Repayment of revolving credit agreement borrowings	(25)	—
Dividends paid	(25)	—
Net cash used in financing activities	(217)	(523)
Net change in cash and cash equivalents, unrestricted and restricted	(518)	(623)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,466	1,537
End of period	$948	$914

Supplemental disclosures of cash flow information
Interest paid	$55	$21
Income taxes paid, net	$67	$89
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$12	$—
Payable for purchase of property and equipment	$2	$2
See accompanying notes.

TRINET	34	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior year amounts have been reclassified to conform to current period presentation.
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

TRINET	35	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The following table presents the assets and liabilities of TriNet Trust which are included in our consolidated balance sheet. These amounts on any particular date can vary due to timing of cash receipts and remittances.

September 30, 2024
(in millions)	TriNet Trust
ASSETS
Current assets:
Cash and cash equivalents	$1
Restricted cash, cash equivalents and investments	81
Total current assets	82
LIABILITIES
Current liabilities:
Accrued wages	12
Payroll tax liabilities and other payroll withholdings	70
Total current liabilities	82
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

TRINET	36	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
In previous years, we created our Recovery Credits to assist in the economic recovery of our existing PEO clients and enhance our ability to retain these clients. These credits were based on the performance of our insurance costs and were recorded as a reduction to insurance services revenues and included in client deposits and other client liabilities on the consolidated balance sheets. As of September 30, 2024, all Recovery Credits have been distributed to clients. The change in balance for the liability for credits previously accrued is the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$—	$50	$7	$75
(+) Accruals	—	—	—	—
(-) Distributions to clients	—	(8)	(7)	(33)
Balance at end of period	$—	$42	$—	$42
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the nine months ended September 30, 2024, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of September 30, 2024 and December 31, 2023, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $56 million and $58 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of September 30, 2024 and December 31, 2023, accrued health insurance costs offsetting prepaid expenses were $78 million and $68 million, respectively.
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
Recent Accounting Pronouncements
Recently issued accounting guidance

TRINET	37	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

TRINET	38	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Our total cash, cash equivalents and investments are summarized below:

	September 30, 2024			December 31, 2023
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$251	$—	$251	$287	$—	$287
Investments	—	50	50	—	65	65
Restricted cash, cash equivalents and investments:
Payroll funds collected	496	—	496	1,067	—	1,067
Collateral for health benefits claims	42	111	153	31	113	144
Collateral for workers' compensation claims	48	—	48	54	2	56
Trust for our HRIS Users	81	—	81	—	—	—
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	669	111	780	1,154	115	1,269
Investments, noncurrent	—	145	145	—	143	143
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	28	125	153	25	133	158
Total	$948	$431	$1,379	$1,466	$456	$1,922

TRINET	39	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of September 30, 2024 and December 31, 2023 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
September 30, 2024
Cash equivalents:
Money market mutual funds	Level 1	$164	$—	$—	$164	$77	$—	$87
U.S. treasuries	Level 2	1	—	—	1	—	—	1
Total cash equivalents		165	—	—	165	77	—	88
AFS Investments:
Asset-backed securities	Level 2	40	—	—	40	—	40	—
Corporate bonds	Level 2	126	2	—	128	—	93	35
Agency securities	Level 2	28	—	—	28	—	6	22
U.S. treasuries	Level 2	225	2	—	227	—	50	177
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Other debt securities	Level 2	6	—	—	6	—	6	—
Total AFS Investments		$427	$4	$—	$431	$—	$195	$236

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2023
Cash equivalents:
Money market mutual funds	Level 1	$183	$—	$—	$183	$96	$—	$87
U.S. treasuries	Level 2	7	—	—	7	5	—	2
Total cash equivalents		190	—	—	190	101	—	89
AFS Investments:
Asset-backed securities	Level 2	41	—	(1)	40	—	40	—
Corporate bonds	Level 2	135	1	—	136	—	103	33
Agency securities	Level 2	40	—	(1)	39	—	10	29
U.S. treasuries	Level 2	231	1	(1)	231	—	47	184
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Other debt securities	Level 2	8	—	—	8	—	8	—
Total AFS Investments		$457	$2	$(3)	$456	$—	$208	$248
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

TRINET	40	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. There were no transfers between levels as of September 30, 2024 and December 31, 2023.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	September 30, 2024
One year or less	$91
Over one year through five years	318
Over five years through ten years	6
Over ten years	16
Total fair value	$431
The gross proceeds from sales and maturities of AFS securities for the three and nine months ended September 30, 2024 and 2023 are presented below. We had immaterial gross realized gains and losses from sales of investments for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Gross proceeds from sales	$31	$30	$93	$115
Gross proceeds from maturities	39	19	103	108
Total	$70	$49	$196	$223
Fair Value of Long-Term Debt
The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement. As of September 30, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $464 million and $417 million, respectively. As of December 31, 2023, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $443 million and $414 million, respectively.
Our 2021 Revolver is a floating rate debt. At September 30, 2024 and December 31, 2023, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

TRINET	41	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total accrued costs, beginning of period	$154	$178	$175	$189
Incurred
Current year	8	13	37	47
Prior years	6	(2)	(23)	(25)
Total incurred	14	11	14	22
Paid
Current year	(3)	(4)	(5)	(6)
Prior years	(10)	(7)	(29)	(27)
Total paid	(13)	(11)	(34)	(33)
Total accrued costs, end of period	$155	$178	$155	$178
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	September 30, 2024	December 31, 2023
Total accrued costs, end of period	$155	$175
Collateral paid to carriers and offset against accrued costs	(4)	(5)
Total accrued costs, net of carrier collateral offset	$151	$170
Payable in less than 1 year (net of collateral paid to carriers of $1 and $1 at September 30, 2024 and December 31, 2023, respectively)	$44	$50
Payable in more than 1 year (net of collateral paid to carriers of $3 and $4 at September 30, 2024 and December 31, 2023, respectively)	107	120
Total accrued costs, net of carrier collateral offset	$151	$170
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended September 30, 2024, incurred losses from prior years increased primarily due to a relatively higher than expected reported claim frequency and severity for 2023 claims in comparison to 2024 claims. For the nine months ended September 30, 2024, favorable development is due to lower than expected reported claim frequency and severity for years prior to 2023.
As of September 30, 2024 and December 31, 2023, we had $26 million and $32 million of collateral held by insurance carriers of which $4 million and $5 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	42	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The following tables summarize RSU activity for the nine months ended September 30, 2024:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	1,229,202	$80.88
Granted	568,303	122.73
Vested	(477,058)	84.57
Forfeited	(54,007)	91.44
Nonvested at September 30, 2024	1,266,440	$96.88
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	223,011	$81.08
Granted	138,882	124.48
Vested	(14,159)	87.19
Forfeited	(15,428)	102.10
Nonvested at September 30, 2024	332,306	$96.31
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of providing services	$4	$3	$12	$10
Sales and marketing	3	2	9	6
General and administrative	7	9	28	24
Systems development and programming costs	1	1	4	3
Total stock based compensation expense	$15	$15	$53	$43
Total stock based compensation capitalized	$1	$1	$2	$2
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and nine months ended September 30, 2024 and 2023:

TRINET	43	2024 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares issued and outstanding, beginning balance	49,710,395	59,674,960	50,664,471	60,555,661
Issuance of common stock from vested restricted stock units	161,229	161,125	491,217	464,051
Issuance of common stock from exercise of stock options	—	73,818	5,708	155,485
Issuance of common stock for employee stock purchase plan	—	—	75,944	104,017
Repurchase of common stock	(201,197)	(9,345,794)	(1,455,515)	(10,611,683)
Awards effectively repurchased for required employee withholding taxes	(58,636)	(56,519)	(170,034)	(159,941)
Shares issued and outstanding, ending balance	49,611,791	50,507,590	49,611,791	50,507,590
Stock Repurchases
As of September 30, 2024, there was $279 million remaining in the total authorization of $2,715 million of our ongoing stock repurchase program.
Dividends
In February 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $13 million, which was paid in April 2024. In June 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, which was paid in July 2024. In September 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, to be paid in October 2024.
NOTE 8. INCOME TAXES
Our ETR was 23% and 24% for the third quarter of 2024 and 2023, respectively, and 25% and 26% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in rates as compared to the same periods in 2023 was primarily due to an increase in excludable income for state tax purposes and adjustments to prior year tax expense.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax years 2019 and subsequent years.
NOTE 9. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$45	$94	$196	$308
Weighted average shares of common stock outstanding	50	57	50	59
Basic EPS	$0.90	$1.65	$3.91	$5.23
Net income	$45	$94	$196	$308
Weighted average shares of common stock outstanding	50	57	50	59
Dilutive effect of stock options and restricted stock units	—	1	1	—
Weighted average shares of common stock outstanding	50	58	51	59
Diluted EPS	$0.89	$1.63	$3.87	$5.20

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	—	1	1

TRINET	44	2024 Q3 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
Other than the risk factor below, there have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2023 Form 10-K.
We face risks associated with our international operations
In August 2024, we opened a new office in Hyderabad, India, which increases the size and scale of our India-based workforce and operations. Historically, our business and operations have been primarily conducted in the United States. A disruption to, or our failure to successfully integrate, our operations in India involves risks. The risks associated with this and potential future international operations include:

•fluctuations in foreign currency exchange rates and global market volatility;
•difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes;
•geopolitical, economic or social instability or military conflict;
•natural disasters, terrorist attacks and other events over which we have no control;
•compliance with local laws and regulations, including privacy and security laws and regulations;
•compliance with laws governing doing business outside the United States, including foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous sanctions and anti-corruption laws, export and import controls, trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls;
•laws and business practices favoring local companies; and
•management of potentially adverse tax consequences from India, the United States, or both, as a result of our multi-jurisdiction operations.

Any of these risks could have an adverse impact on our ability to successfully manage our business and consequently have a material adverse effect on our business, financial condition and results of operations.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
July 1 - July 31, 2024	93,175	$104.41	93,073	$289
August 1 - August 31, 2024	107,426	$95.49	56,451	$284
September 1 - September 30, 2024	59,232	$96.57	51,673	$279
Total	259,833		201,197
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

TRINET	45	2024 Q3 FORM 10-Q

OTHER INFORMATION	Table of Contents
$2,715 million as of September 30, 2024. The total remaining authorization for future stock repurchases under our stock repurchase program was $279 million as of September 30, 2024. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $20 million of our outstanding stock during the three months ended September 30, 2024.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
On August 6, 2024, Jeff Hayward, our Chief Technology Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Hayward Plan”). The first possible trade date under the Hayward Plan is November 29, 2024, and the end date of the Hayward Plan is November 25, 2025 (subject to customary exceptions), for a duration of approximately one year and three months. The Hayward Plan calls for the sale of an amount of shares that Mr. Hayward could receive upon the future vesting of certain outstanding and expected equity awards, net of any shares withheld by us to satisfy applicable taxes. The exact number of shares to be sold pursuant to the Hayward Plan depends on the number of shares to be withheld by us and the amount of any additional equity awards that may be granted and that will vest during the duration of the Hayward Plan, among other factors. For purposes of this disclosure, without taking into account (i) any future equity awards account under the company’s equity-based incentive plans (ii) any new shares purchased under the company’s employee stock purchase plan or (iii) subtracting any shares to be withheld upon future vesting events, the aggregate number of shares currently expected to be sold pursuant to the Hayward Plan is 18,497.

TRINET	46	2024 Q3 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
10.1	Employment Agreement between TriNet USA, Inc. and Anthony Shea Treadway, dated July 1, 2024					X
10.2	Employment Agreement between TriNet USA, Inc. and Sidney Majalya, dated September 4, 2024					X
10.3	Employment Agreement between TriNet USA, Inc. and Jeffery Hayward, dated June 6, 2022					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	47	2024 Q3 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: October 25, 2024	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: October 25, 2024	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	48	2024 Q3 FORM 10-Q