Form 10-K
period 2024-12-31
TRINET GROUP, INC.
filed 2025-02-13
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2024, was $3.1 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 6, 2025 was 49,527,551.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 22, 2025, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year Ended December 31, 2024

GLOSSARY	Table of Contents
Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part I, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

2021 Credits	Our announced 2021 credits, which provided eligible clients with discretionary credits, subject to certain predefined conditions.
2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently August 16, 2023.
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2022 Credits	Includes both of our announced 2022 credits, each of which provided eligible clients with discretionary credits, subject to certain predefined conditions.
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
ABR	Alternative base rate
ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
ASU	Accounting Standards Update
Board	The Company's board of directors
CARES Act	Coronavirus Aid Relief and Economic Security Act
CEO	Chief Executive Officer
CIRT	Cybersecurity Incident Response Team
COBRA	Consolidated Omnibus Budget Reconciliation Act
CODM	Chief Operating Decision Maker
Colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
COVID-19	Novel coronavirus
CSO	Chief Security Officer
D&A	Depreciation and amortization expenses
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERM	Enterprise Risk Management
ERTC	Employee Retention Tax Credit
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FDIC	The Federal Deposit Insurance Corporation
FFCRA	Families First Coronavirus Response Act
FLSA	Fair Labor Standards Act
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States

TRINET	1	2024 FORM 10-K

GLOSSARY	Table of Contents

HCM	Human capital management
HIPAA	Health Insurance Portability and Accountability Act
HITECH Act	Health Information Technology for Economic and Clinical Health Act
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
IBNP	Incurred but not yet paid
IBNR	Incurred but not yet reported
ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
IGP	Indemnity Guarantee Payment
IRC	Incident Review Committee
IRCF	Integrated Risk and Control Framework
IRM	Information Risk Management
IRS	Internal Revenue Service
ISR	Insurance service revenues
LDF	Loss development factor
LIBOR	London Inter-bank Offered Rate
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEWA	Multiple Employer Welfare Arrangement
ML	Machine learning
N/A	Not applicable
NIST	National Institute of Standards and Technology
NLRA	National Labor Relations Act
NLRB	National Labor Relations Board
n.m.	Not meaningful
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
OMS	Open Market Solutions offering that includes Broker Select and Broker Flex offerings
PATH	Protecting Americans From Tax Hikes
PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected
PHI	Protected Health Information
PSR	Professional service revenues
R&D	Research and Development
Recovery Credit	Our 2020 recovery credit to provide eligible clients with one-time reductions against fees for future services
Recovery Credits	Collectively, our Recovery Credit, 2021 Credits, and 2022 Credits
Reg FD	Regulation Fair Disclosure
Risk Committee	The Risk Committee of the Board
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
S&M	Sales and marketing
S&P	Standard & Poor's

TRINET	2	2024 FORM 10-K

GLOSSARY	Table of Contents

SaaS	Software as a service
SBC	Stock Based Compensation
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TCJA	Tax Cuts and Jobs Act
TriNet Clarus R+D	Clarus R+D Solutions, LLC
TriNet Trust	Trust which was created for the purpose of holding funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO
Zenefits	YourPeople, Inc. and its subsidiaries

TRINET	3	2024 FORM 10-K

BUSINESS	Table of Contents

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report on Form 10-K (Form 10-K), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” “impact,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our plans and ability to grow our client base; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the effect that our stock repurchase program will have on our business; the impact of planned improvements to our technology platform and whether they will meet the needs of our current clients and attract new ones; our ability to improve operating efficiencies; our strategic realignment and related restructuring initiatives; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; the payment of dividends of $0.25 per share in the first quarter of 2025; fluctuations in the period-to-period timing of when we incur certain operating expenses; the impact of increases and decreases in interest rates on our investments and borrowings; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.

Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout this Form 10-K, including under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, and in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; our inability to realize or sustain the expected benefits from our business realignment initiatives; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of discontinuing our discretionary credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to comply with evolving data privacy, AI and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to keep pace with changes in technology or provide timely enhancements to our solutions and support; risks associated with our international operations; our ability to operate a business subject to numerous complex laws; changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state, and local levels; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; the impact of new and changing laws regarding remote work; our ability to comply with the licensing requirements that govern our solutions; the failure of third-party service providers performing their functions; the failure to comply with anti-corruption laws and regulations, economic and trade sanctions, and similar laws; the

TRINET	4	2024 FORM 10-K

BUSINESS	Table of Contents

outcome of existing and future legal and tax proceedings; fluctuation in our results of operations and stock price due to factors outside of our control; our ability to comply with the restrictions of our indebtedness and meet our debt obligations; the need for additional capital or to restructure our existing debt; the continuation of our stock repurchase program; and the impact of concentrated ownership in our stock by Atairos and other large stockholders and the anti-takeover provisions in our charter documents and under Delaware law. Any of these factors could cause our actual results to differ materially from our anticipated results.

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

TRINET	5	2024 FORM 10-K

BUSINESS	Table of Contents

PART I
Item 1. Business
TriNet is a leading provider of HR solutions for SMBs. We offer advanced technology-enabled services that include human capital expertise, employee benefits such as health insurance and retirement plans, payroll and payroll tax administration, risk mitigation, and compliance consulting. Our long-term objective is to be the premier provider of HR services for a broad range of SMBs through industry-leading benefits, sales distribution excellence, and a world-class services delivery model.
Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. We are the largest publicly traded company in the U.S. that focuses primarily on the PEO business, in terms of the number of WSEs we serve. In 2024, we processed $73 billion in payroll and payroll taxes for our clients and ended the year with approximately 360,700 WSEs.
We aim to differentiate ourselves from other PEOs in three substantive areas. First, we offer a high-quality, integrated service solution that is tailored to high-income, employee-centric SMBs. Our primary targeted industry verticals include technology, financial services, life sciences, nonprofit, professional services, and main street. Second, we offer our clients a premium HR advisory experience featuring high-touch services and efficient issue resolution, to yield a high level of customer satisfaction and retention. Finally, we believe our risk-based model allows our clients to better manage their benefits costs over the long term.
Our medium-term strategy includes taking actions to increase revenue growth through improved benefits options and risk management capabilities, expanded sales force scale, tenure, and productivity, and expanded distribution channels. In addition, we will focus on cost discipline, operational efficiencies in our service delivery model, and prudent capital allocation, while being strategic with re-investments.
Our Service Models
We deliver a comprehensive suite of HCM services that help our clients administer and manage various HR-related needs and functions, such as compensation, benefits, payroll processing, tax credit support, employee data, health insurance, workers' compensation, EPLI and other employment risk mitigation programs, employee performance management and training, on-boarding and off-boarding, and other transactional HR needs using our PEO technology platform and benefits and compliance expertise.
We deliver our services primarily through our PEO services that we provide via our co-employment model, and to a lesser extent, through our ASO-only services, which we anticipate will grow in the future.
PEO Services
TriNet has historically focused almost exclusively on the PEO business, and PEO services remain our core business. Our PEO services offer our clients our most complete HCM solution generally including all of the services described below.
ASO Services
Until recently, we offered a SaaS-only solution as the primary offering of our HRIS services. We are however currently transitioning this SaaS-only solution to offerings that combine the SaaS solution with a significant service component. We now refer to these offerings as ASO services, and are marketed as "HR Plus". ASO services include payroll processing, benefits management, HR administration and compliance management to provide HCM solutions that our clients can tailor dynamically over time based on their needs. Unlike our PEO services, our ASO services do not include co-employment or access to our TriNet sponsored health benefit plans. However, our ASO clients will have access to our benefits administration platform that can administer third-party benefits and integrates with 401(k) retirement plans.
This transition from our HRIS offering to our ASO offering will result in not only a significant change in the level of service but also price for our clients currently using HRIS. As a result, we anticipate significant attrition in our existing HRIS client population during 2025.

TRINET	6	2024 FORM 10-K

BUSINESS	Table of Contents

Our Services
Our comprehensive HR solutions include the following capabilities:

HR CONSULTING EXPERTISE	BENEFIT OPTIONS	PAYROLL SERVICES	RISK MITIGATION	TECHNOLOGY PLATFORM	CONTRACTOR AND GLOBAL WORKFORCE SUPPORT
HR Consulting Expertise
We use the collective knowledge and experience of our teams of HR, benefits, payroll, risk management and compliance professionals to help our clients navigate many of the administrative, regulatory and practical requirements associated with being employers. We do this by incorporating our knowledge and experience into our services and our technology platforms and by making our professionals available to consult with clients on a variety of HR needs, including talent management, retention and terminations, benefits enrollment, immigration and visas, payroll tax credits, employment compliance and regulatory developments and many other industry-specific and general HR topics. Depending on their needs, our clients have access to varying levels of service and support from our professionals, ranging from call center support to pooled HR resources. Our professionals also provide additional specialized HR consulting services upon request.
Benefit Options
In our PEO business, we utilize our scale to provide our WSEs access to a broad range of TriNet-sponsored employee benefit and insurance programs with features and at costs that we believe many of our clients would be unable to obtain on their own. We believe that our TriNet-sponsored programs help our PEO clients compete for talent against larger businesses. Our benefit and insurance programs are designed to comply with federal, state and local regulations, and our benefit and insurance service offerings include plan selection and administration, enrollment management, leave management, plan document distribution and WSE and client communications.
Under these benefit and insurance programs, we pay third-party insurance carriers for WSE insurance benefits and reimburse insurance carriers or third-party administrators for claims payments within our insurance deductible layer, where applicable.
We sponsor and administer several employee benefit plans for our WSEs through a broad range of carriers, including group health, dental, vision, short- and long-term disability, and life insurance as an employer plan sponsor under Section 3(5) of ERISA. We also provide for other benefit programs to be made available to WSEs, including flexible spending accounts, health savings accounts, retirement benefits, COBRA benefits, supplemental insurance, and commuter benefits, as well as other programs such as home insurance, critical illness insurance, accident insurance, hospital indemnity, pet insurance, and auto insurance. For further discussion of our insurance programs, including policies where we reimburse our carriers for certain amounts relating to claims, refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
We also offer PEO clients the option to obtain their own client-sponsored benefits through our OMS product family. Our OMS clients receive PEO services such as HR, payroll, payroll tax, and risk management from TriNet while sponsoring their own health benefits obtained through a broker.
Payroll Services
We help our PEO and ASO clients manage their employee compensation by providing multi-state payroll processing, tax administration and tax credit services and other payroll-related services, such as time and attendance management, time off and overtime tracking, and expense management solutions. Our clients and WSEs can access payroll and tax information using our various online and mobile tools. Our payroll tax administration and tax credit services include calculating, withholding, remitting and reporting certain federal, state and local payroll and unemployment taxes on behalf of clients and WSEs.

TRINET	7	2024 FORM 10-K

BUSINESS	Table of Contents

Risk Mitigation
We monitor employment-related legal and regulatory developments at the federal, state, and local levels to help our PEO and ASO clients comply with employment laws and mitigate many of the risks associated with being an employer. We provide HR guidance on employment laws and regulations, such as those relating to minimum wage, unemployment insurance, family and medical leave and anti-discrimination. For our PEO clients, our TriNet-sponsored benefit plans are designed to comply with applicable laws and regulations, such as the ACA, reducing this compliance burden to our clients.
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
Contractor and Global Workforce Support
TriNet provides clients with a simplified solution for handling independent contractors with our contractor payments application, featuring a software solution that allows clients to onboard, manage and pay independent contractors. In addition, for clients with employees outside the U.S., we provide payroll and HR support through international employer of record partners.
Our PEO Co-Employment Model
Our PEO services operate on the basis of a co-employment model, under which employment-related responsibilities are allocated by contract between us and our PEO clients. The co-employment model allows WSEs to receive the full scope of our services, including providing WSEs with access to TriNet-sponsored employee benefit plan offerings. Each of our PEO clients enters into a client service agreement with us that defines the suite of services and benefits to be provided by us, the fees payable to us, and the division of responsibilities between us and our clients as co-employers. WSEs also separately acknowledge the co-employment relationship and the allocation of employment-related responsibilities between TriNet and the client co-employer. The division of responsibilities under our client service agreements is typically as follows:
TriNet Responsibilities
We generally assume responsibility for, and manage certain risks associated with:
•payments of salaries, wages and certain other compensation to WSEs from our own bank accounts (based on client reports and payments), including the processing of garnishment and wage deduction orders,
•reporting of wages, withholding and deposit of associated payroll taxes as the employer of record,
•provision and maintenance of workers' compensation insurance and workers' compensation claims processing,

TRINET	8	2024 FORM 10-K

BUSINESS	Table of Contents

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
Client Responsibilities
Our clients are responsible for employment-related responsibilities that we do not specifically assume, generally including:
•day-to-day management of their worksites and WSEs,
•compliance with laws associated with the classification of employees as exempt or non-exempt, such as overtime pay and minimum wage law compliance,
•accurate and timely reporting to TriNet of compensation and deduction information, including information relating to hours worked, rates of pay, salaries, wages and other compensation, and work locations,
•accurate and timely reporting to TriNet of information relating to workplace injuries, employee hires and termination, and certain other information relevant to TriNet’s services,
•provision and administration of any employee benefits not provided by TriNet, such as equity incentive plans or nonqualified deferred compensation plans,
•compliance with all laws and regulations applicable to the clients' workplace and business, including work eligibility laws, laws relating to workplace safety or the environment, laws relating to family and medical leave, laws pertaining to employee organizing efforts and collective bargaining and employee termination notice requirements,
•payment of TriNet invoices, which include reimbursement for salary, wages and other relevant compensation to WSEs and applicable employment taxes and service fees, and
•all other matters for which TriNet does not assume responsibility under the client service agreement, such as intellectual property ownership and protection and liability for products produced and services provided by the client company to its own clients.
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
For our PEO services, we also assume responsibility for payment and liability for the withholding and remittance of federal and state income and employment taxes with respect to salaries, wages and certain other compensation paid to WSEs, although we reserve the right to seek recourse against our clients for any liabilities arising out of their conduct. We perform these functions as the statutory employer for federal employment tax purposes since our clients transfer legal control over these payroll functions to us. The laws that govern the payment of salaries, wages and related payroll taxes for our WSEs are complex and the various federal, state and local laws that govern such payments can vary significantly. Based on applicable law in any jurisdiction, we or our client may be held ultimately liable for those obligations if we fail to remit taxes.
Our ASO services do not involve co-employment, and this reduces the responsibility and liability that we assume when providing these services. For example, while we may facilitate payroll processing for ASO clients, TriNet is not the employer of record. ASO clients generally remain responsible for, among other things, workers’ compensation insurance, obtaining and sponsoring group health, welfare and retirement benefits, administering unemployment claims, and in some cases payroll tax reporting. The additional responsibilities that PEOs assume, and risks that PEOs manage, for our PEO clients is a key difference between our PEO and ASO services.

TRINET	9	2024 FORM 10-K

BUSINESS	Table of Contents

Market Trends and Developments Affecting Our Business
The U.S. economy grew modestly during 2024 with unemployment remaining steady while inflation stabilized during the year. We observed the following industry trends in 2024:
•SMB Economic Performance. Over any year, SMBs generally experience staffing changes, either resulting in a net increase or decrease in staffing. In 2024 the extent of net staffing increases differed based on industry and geographic region. Our clients experienced staffing reductions in the technology and professional services sectors, while staffing levels rose in other sectors such as main street and nonprofit. Other industries remained stable. Overall in 2024, net hiring was low relative to our historical experience.
•Continued Insurance Cost Variability and Volatility. In 2024, we experienced higher than anticipated health benefits utilization and inflation in healthcare costs, which are affected by factors such as market-wide pharmaceutical price increases, as well as the impact of rising wages and other costs which led to increased costs associated with contract renewals between health insurers and health care providers.
•Tax Credit Backlogs. Many of the key economic assistance programs that SMBs relied on during the COVID-19 pandemic have now expired, including the ERTC. Although these programs have expired, processing backlogs and a temporary halt in September 2023 in processing new ERTC claims at the IRS have resulted in many SMBs, including some of our clients, continuing to wait to receive their tax credits. In many cases, SMBs still participated in these programs retroactively via payroll tax filing amendments. Many SMBs continue to wait for their credits to be processed.
•Interest Rates. After a period of rising interest rates, we saw short-term rates begin to decrease in the second half of 2024. While this period of higher interest rates may have resulted in lower overall hiring among our SMB clients, we have not yet seen hiring rates rise as a result of the recent decrease in short-term rates. Further, the lower short-term interest rates resulted in reduced interest income on our cash deposits, a driver of our financial results, but will also result in lower interest expense on our outstanding borrowings under our 2021 Revolver.
•Privacy Laws and Regulations. We have seen increased focus at every level of government inside and outside of the United States on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, as well as the growing use of AI. As the patchwork of laws becomes increasingly complex, we expect the effort and cost of complying with all of the requirements to also increase and the likelihood of compliance failures to rise.
•PEO Benefit Plan Legislation. Various state governments from time to time seek to regulate PEO health plans. State regulations on PEO health plans can limit our options for providing TriNet sponsored benefits to our PEO clients or eliminate those benefits entirely. We devote substantial time and resources to monitor and respond to these developments. We expect to continue to see these legislative and regulatory efforts across the country.
For more information regarding the developments above, refer to Part II, Item 7. MD&A and Part I, Item 1A. Risk Factors in this Form 10-K.
Our Technology and Service Development Efforts
We continued to make significant investments in our PEO technology platform. These investments are intended to provide our clients (including PEO and ASO clients) and WSEs with enhanced functionality, ease of use, HR management options, security and an optimized user experience. We intend to continue making these and other similar investments in 2025 and beyond to drive operating efficiencies and improve client retention and satisfaction over the long term.
In 2024, we continued to develop our next-generation cloud-based platform. This new platform, which combines elements of our original PEO and HRIS platforms, is intended to further modernize our customers’ experience through more self-service capabilities and other important functions to, in turn, enable us to service SMBs throughout a larger portion of their lifecycle. Moreover, we have also begun to explore integrating new technologies, including expanding our existing AI/ML capabilities, into the customer experience to allow us to create efficiencies in the way we serve our customers and the way we operate internally.

TRINET	10	2024 FORM 10-K

BUSINESS	Table of Contents

Our Clients and Geographies
Our clients are distributed across a variety of industries. Our PEO clients generally execute annual service contracts with us that automatically renew. In most cases, our PEO clients may cancel these contracts with 30 days' notice to us and we may cancel these contracts with 30 days' notice to our clients. Our ASO clients execute contracts with monthly or annual terms and clients can typically cancel these contracts with 30 days’ notice to us. In some cases, our clients may incur fees associated with early termination.
Our top five PEO markets are California, New York, Florida, Texas and Massachusetts, which account for approximately 63% of our total WSE paid wages for the year ended December 31, 2024. Nearly all of our revenues are generated within the United States and its territories and substantially all our long-lived assets are located in the United States.
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
We believe that a key reason why our PEO services are attractive to SMBs is because of our ability to provide access to a broad range of workers' compensation, health insurance and other benefits programs on a cost-effective basis. Our customers may obtain their own insurance through brokers and other providers of insurance and benefits coverage, and our PEO offerings must be priced competitively with those provided by these competitors for us to attract and retain our clients.
Our PEO clients are typically looking for high-touch HR compliance and services support, TriNet sponsored employee benefits, TriNet responsibility for processing payroll and payroll taxes, and access to EPLI claims support and other substantial HR services. By contrast, many of our ASO clients are looking for more self-directed, focused and less expensive ASO services. We do not co-employ the employees of our ASO clients and do not provide them with TriNet sponsored health benefits. As a result, our ASO services compete with services provided by a wider array of HCM companies outside of the PEO industry.
For additional information about our competition, please refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading – "We must continue to work to improve our services to meet the expectations of our clients and regulators, or we may lose our clients and materially harm our business".
Our Sales and Marketing Organizations
We sell our solutions through our sales organization, offering our solutions directly to clients and through key strategic partnerships with brokers and other channel partners. We have aligned our PEO sales organization by industry vertical with the goal of growing profitable market share in targeted industries. Our PEO vertical approach deepens our network of relationships and gives us an understanding of the unique HR needs facing SMBs in those industries. Our sales representatives are supported by marketing, brand, lead generation efforts, and referral sources and networks. We increasingly use technology and remote communication tools to engage with customers and prospects virtually.

TRINET	11	2024 FORM 10-K

BUSINESS	Table of Contents

Our marketing organization supports our sales representatives across the entire customer journey, from brand awareness and lead generation to customer nurturing, and leverages referral sources and networks. We increasingly utilize technology and remote communication tools to engage with customers and prospective customers effectively.
To connect with SMBs, we leverage diverse channels, including sponsorships with associations and aligned brands. Key initiatives include promoting our PEO and ASO services through both physical and virtual events and workshops. Programs such as TriNet PeopleForce, monthly PEO, and ongoing ASO virtual events allow us to target specific verticals and geographic markets. As a sponsor of the Small Business Association’s National Small Business Week, we also host a dedicated week-long event to deliver valuable, targeted content to the SMB community. During these events, we frequently include specialists and customers to provide actionable, real-world insights.
We seek to generate sales opportunities, build brand awareness, enhance client retention, and establish our reputation as an HCM thought leader in key industry verticals through marketing alliances and indirect channels. These include partnerships with insurance brokers, accounting firms, venture capital firms, incubators and industry associations.
Our digital marketing programs aim to drive awareness, generate interest, and capture leads across our portfolio. These efforts encompass digital advertising, search engine marketing, retargeting, and email campaigns.
Our marketing and corporate communications teams lead efforts to building brand awareness, overseeing reputation management, driving lead generation, retaining customers, and delivering relevant thought leadership to the SMB community. The team manages our website and other owned properties, creates content for outbound and inbound channels, and supports sales enablement, promotional campaigns, brand initiatives, and partner enablement. In 2024, we also published “The State of the Workplace”, which provided a comprehensive analysis of both employer and employee perspectives in the U.S. small business community. Additionally, our Corporate Communications and Editorial team is responsible for managing our press and media relations, overseeing internal and external communications, driving organic social media initiatives, and developing comprehensive crisis communication strategies to safeguard and further enhance our reputation.
With SMB behavior evolving rapidly, we have adopted digital tools such as telepresence, chat, and interactive assessments to enable us to engage SMBs in innovative ways. In 2024, we enhanced our digital engagement with tools such as conversational marketing on our website and interactive self-assessments.
Our brand campaigns are designed to create a unifying "umbrella effect" to amplify awareness across the industry. Our 2024 brand campaign, centered on our organizing principle "People Matter," employed an omnichannel approach that we expect will continue to evolve in 2025.
The Laws and Regulations that Affect Our Business
Our business operates in a complex legal and regulatory environment due to myriad federal, state and local laws and regulations that impact our business. Below is a summary of what we believe are the most important legal and regulatory issues specific to our business. For additional information on the impact of these and other laws and regulations on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Legal and Compliance Risks".

TRINET	12	2024 FORM 10-K

BUSINESS	Table of Contents

Employer Status under ERISA and State Laws
As part of our PEO services, we sponsor employee benefit plan offerings as the employer of our WSEs under the Internal Revenue Code of 1986, as amended (the "Code"), ERISA and applicable state law. The term “employer” has different definitions for different purposes under the Code and ERISA, and for most purposes are interpreted under complex multi-factor tests under common law. As the employer of WSEs with respect to the employee benefit plans we sponsor, we must manage our benefit plans in accordance with ERISA requirements, which can impact how we fulfill plan obligations, how we price services, the features of our benefit plans, and how we administer and operate our plans. We believe we manage our benefit plans in accordance with ERISA requirements and that we are the employer of our WSEs with respect to the plans for purposes of the Code, ERISA and various state laws, but this status could be subject to challenge by various regulators. We believe that our benefit plans are exempt from many state regulations under ERISA, but our position could be challenged by state regulators or as a result of new laws, regulations, agency guidance, audits or case law at the federal and state levels. For additional information on our state and federal employer status and the ERISA and other state requirements that apply to us and their collective impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "If we are not recognized as an employer of worksite employees, and if our benefit plans are deemed to not satisfy plan requirements, under federal and state regulations, we and our clients could be adversely impacted".
Health Insurance and Health Care Reform
Our sponsored employee health and welfare offerings are an important component of the services that we provide. The future of health care reform continues to evolve in the U.S. For example, the passage of the ACA in 2010 implemented sweeping health care reforms with staggered effective dates from 2010 through 2022, and many provisions in the ACA are still subject to the issuance of additional guidance from the DOL, the IRS, the U.S. Department of Health and Human Services and various U.S. states. Passage of the TCJA in 2017 eliminated the individual mandate tax penalty under the ACA beginning in 2019, while retaining employer ACA mandate obligations. States have developed, and will continue to develop, varying approaches to state-based health exchanges and mandates. Further significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in the future, including the potential further modification or amendment of the ACA, and we may need to adapt the manner in which we conduct our business as a result of any such changes. For additional information on health care reform and its impact on our business and results of operations, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state and local level could negatively affect our business".
Data Privacy and Security Regulations
We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs, employees of ASO clients, and colleagues, and we are subject to a variety of federal, state and international laws, rules, and regulations in connection with such activities. As a sponsor of employee benefit plans, we also have access to certain protected health information (PHI) of our WSEs and colleagues. Management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. HIPAA contains restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. Further, there are penalties and fines for HIPAA violations. Because TriNet sponsored health plans are covered entities under HIPAA, our sponsored health plans are required to comply with HIPAA's portability, privacy, and security requirements. We are also subject, among other applicable federal laws, rules and regulations, to the rules and regulations promulgated under the authority of the Federal Trade Commission. In recent years, the federal government has increased its focus on and regulation of data privacy and security, and we expect this to evolve in the coming years.

TRINET	13	2024 FORM 10-K

BUSINESS	Table of Contents

At the state and local level, there is ongoing focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, many states have proposed or enacted new laws or amended existing laws and we expect them to continue to do so in the future. As the state privacy laws become increasingly complex, we expect the cost and effort of complying with all of the requirements to increase and the likelihood of compliance failures to rise. Moreover, without the enactment of a comprehensive federal privacy law, we are required to comply with a patchwork of state laws that lacks uniformity which creates significant legal complexities for companies like TriNet that operate nationwide. Similarly, as we continue to expand our operations and services, we may be required to comply with similarly complex privacy security laws in the countries or regions in which we operate or provide services. Complying with existing and new privacy and security regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For additional information regarding the privacy and security of the confidential, sensitive and personal information and PHI we possess and the potential impact to our business if we fail to protect such information, refer to Part I, Item 1C. Cybersecurity and each of the risk factors included in Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "Data Privacy and Security Risks".
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
Every state regulates insurance practices conducted within their jurisdiction. While we do not broker insurance currently, certain of our PEO and ASO services involve assisting our clients in obtaining and managing employee benefits. We partner with brokers to provide these services and have elected to obtain state insurance licenses as a result. As each state’s licensing requirements differ, maintaining current licenses is complex and we are subject to insurance audits, investigations and fines if we fail to comply with insurance license requirements.
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

TRINET	14	2024 FORM 10-K

BUSINESS	Table of Contents

Payroll Taxes, Unemployment Taxes and Payroll Tax Credits
We must also comply with the federal and state payroll tax and unemployment tax requirements that apply where our clients are located. Tax reform efforts, and other payroll tax changes, at the federal, state and local level can impact our payroll tax reporting obligations for our clients and the services we can provide. State unemployment tax rates vary by state based in part on prior years’ total wages, unemployment taxes paid and unemployment claims experience and may also vary based on the overall claims experience of a PEO in states in which we are required to report and pay unemployment taxes using one of our accounts and rates. As a result, depending on where client WSEs perform services for our clients, the fees we charge PEO clients for unemployment taxes can be higher or lower than a client could obtain without use of a PEO. In some cases, taxing authorities can retroactively increase the unemployment taxes we pay to cover deficiencies in the unemployment tax funds. We also rely on our clients to accurately inform us of the work and residence locations for their WSEs and ASO client employees, and inaccurate information, whether due to remote work policies or otherwise, can impact our payroll tax obligations and the obligations of our clients, WSEs and ASO client employees.
We have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and economic recovery. These programs are popular because they allow SMBs, which often have business income tax losses, to realize benefits via payroll tax reductions, rather than business income tax reductions. As a result, many of our SMB clients require that we support these programs. Examples of these programs include the federal 2015 PATH Act, CARES Act and FFCRA. The PATH Act allows SMBs to use R&D tax credits submitted on the SMB’s business income tax return to reduce certain payroll taxes. The CARES Act and FFCRA introduced payroll tax credits and employer Social Security deferral programs that allowed SMBs to receive payroll tax reductions and refunds or to defer the employer portion of Social Security based on qualifications and employment practices.
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
Other Employment Regulations
We must also comply with labor and employment laws, which change frequently at the federal, state and local level. In particular for our PEO services, regulatory focus on the classification of employers, employees and independent contractors has the potential to significantly change how we and other PEOs operate and the services that we and other PEOs can provide to our clients and WSEs. States continue to consider, or have adopted, changing regulations or guidance around the definition of employers, employees and independent contractors and any change in these definitions may impact our ability to provide certain PEO and ASO services to certain employers or employees.
We must also comply with state and federal rules and guidelines around both independent contractor and joint employer status. Standards for determining independent contractor and joint employer status vary from law to law and state to state, and changes to and new interpretations of these standards can limit the client workers to which we can provide services and increase the likelihood of claims that we are a joint employer of client WSEs or an employer of ASO client employees. For example, In January 2024, the DOL proposed a new rule for determining independent contractor status and in August 2023, the DOL proposed new regulations that address the salary requirements for white collar minimum wage and overtime exemptions under the FLSA. Meanwhile, the NLRB also modified its own independent contractors test in June 2023 and issued a new standard for determining whether two businesses are joint employers under the NLRA in October 2023. We do not believe that we are a joint employer under any law or rule, or that these rule changes impact our status as a co-employer. However, laws regarding independent contractor and joint employer status can impact the types of SMB workers we can service and the potential liability that we have for the actions of our SMB clients and their employees. For additional information, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading - "The definition of employers, employees and independent contractors is evolving. Changes to the laws and regulations that govern what it means to be an employer or an employee may require us to make significant changes in our operations and may negatively affect our business".

TRINET	15	2024 FORM 10-K

BUSINESS	Table of Contents

Our Human Capital Resources
As of December 31, 2024, we had approximately 360,700 WSEs and 3,600 colleagues.
Oversight and Management
At TriNet, we power the success of SMBs by supporting their growth and enabling their people. Together, we strive to become the most trusted advisor to SMBs by harnessing the power of scale. We recognize the incredible opportunity that can only be realized by working together, with a shared view of how we support our clients, WSEs and ASO clients. This is illustrated in our core values:
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
•offering competitive compensation and benefits packages, including comprehensive health benefits and our 401(k) retirement savings plan, with an immediately vested employer match of up to 4% of cash compensation,
•supporting a pay for performance culture through the use of cash and equity incentives tied to the performance of our company and individual performance,
•offering an ESPP that allows our colleagues to purchase our shares at a discount to market value, which fosters a stronger sense of ownership and aligns the interests of our colleagues with our stockholders,
•investing in the professional growth of our colleagues with tuition and continuing education reimbursement, well-being programs, and comprehensive training and development activities and opportunities both inside and outside of our company,
•creating and maintaining an environment that promotes inclusion and belonging by, for example, the use of colleague-led resource groups and a training curriculum for our colleagues, and
•supporting workplace flexibility for our colleagues by adopting remote work policies, and providing access to telemedicine services.
For more information about how we help our PEO and ASO clients manage their own human capital resources and satisfy their own HR-related needs, see the section above titled “Our Services”.

TRINET	16	2024 FORM 10-K

BUSINESS	Table of Contents

Our Approach to Acquisitions
Historically, we have pursued acquisitions to expand our service capabilities, technology offerings, and supplement our growth. Our acquisition targets have included PEOs as well as HCM technology and services companies to supplement or enhance our HCM services. We intend to continue to pursue acquisitions, where appropriate, that will enable us to add new clients or WSEs, expand our presence in certain geographies or industry verticals, or expand our technology capabilities or services.
The Impact of Seasonality on Our Business
Our business is affected by seasonality in client business activity, hiring and benefit selections, health claims costs and payroll taxes:
•PEO clients generally change their payroll service providers at the beginning of the payroll tax and benefits enrollment year; as a result, we have historically experienced our highest volumes of new clients joining and terminating clients in the month of January. Our ASO clients are generally less affected by these considerations.
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
•Certain payroll tax related billings are based on annual taxable wage bases up to a set cap. Our clients frequently meet these wage base caps in the first two quarters of the year, depending on the compensation level of the relevant employees, resulting in lower related billing contributions to PSR in the latter half of the year.
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

TRINET	17	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
Our insurance costs, which comprise a significant portion of our overall costs, are significantly affected by WSEs' health and workers' compensation insurance claims experience. We use fully insured risk-based, and fully insured guaranteed-cost, insurance policies provided by third-party insurance carriers. Under risk-based policies, we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year. Under guaranteed-cost policies, our carriers establish the premiums, and we are not responsible for any deductible. Refer to Note 1 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for further discussion of these policies.
Under our risk-based health insurance policies, which make up the majority of our health plans and claims paid in 2024, we assume the risk of variability in future health claims costs for our enrollees. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay within our deductible layer under these policies. This variability arises from changes to the components of MCT, defined as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, cost of providing treatment, and timing of services provided to plan participants. MCT trends change over time, and other seasonal trends and variability may develop, which makes it difficult for us to predict this aspect of our business and our failure to accurately predict these trends could have a material adverse effect on our business, financial condition and results of operations. For example, while our insurance costs were only moderately higher than our expectations in 2024, higher medical claims had a significant impact on our results due to volume. In addition, if we underestimate future levels of healthcare cost inflation, it could increase our cost of claims, which in turn could have a material adverse effect on our financial condition and results of operations.
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
We accrue for the estimated future costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies. We use internal actuaries to develop health claims estimates, and we use external actuaries and our own experience to develop workers’ compensation estimates, but the volume and severity of claims activity is difficult to accurately predict. Estimating these accrued costs requires us to consider a number of factors, such as the components of MCT, seasonal trends and the impact of events such as the COVID-19 pandemic, which requires significant judgment. In addition, the usefulness of historic claims data is impacted by our rates of WSE and client turnover and we renew our carrier contracts and set fees in advance of benefit periods.
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
In addition, claims are not static, and if we subsequently receive updated information indicating that the volume and severity of insurance claims were higher or lower than previously estimated and reported, our insurance costs could be higher or lower, respectively, in that period or subsequent periods as we adjust our accrued costs accordingly, which could have a material adverse effect on our business, financial condition and results of operations. We have experienced both favorable and unfavorable insurance cost variability due to claims activity in the past and could have similar or worse experiences in the future. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A, of this Form 10-K for further discussion of these estimates.

TRINET	18	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
WSEs work in our clients' workplaces. We do not control the workplace environment of our clients. Yet, we may be subject to liability for violations of labor and employment laws, workers' compensation laws, industry-specific laws that apply to the businesses our clients operate, and other laws that apply to our clients or to employers generally. We may also be liable for acts, omissions or violations by clients or WSEs, even if we do not participate in such acts, omissions or violations.
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
We may not realize or sustain the expected benefits from our business transformation initiatives, and these efforts could have a materially adverse effect on our business.
We have been and will be undertaking certain transformation initiatives, which are designed to evolve the technology we use to support our sales and marketing efforts and our financial and reporting systems, enhance our customer support model, provide industry-leading benefits offerings and strengthen our talent and culture, while supporting our revenue growth, margin improvement and productivity. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected. These initiatives, or our failure to successfully manage them, could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition, and results of operations.
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

TRINET	19	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
PEO services remain our core business. Our top five PEO markets, California, New York, Florida, Texas and Massachusetts, accounted for approximately 63% in aggregate of our paid WSEs for the year ended December 31, 2024. If any of those geographic regions suffers a downturn, even if the economy at the national level remains strong, or experiences higher than expected medical services utilization, due to regional health issues, the portion of our business attributable to clients in that region could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.
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
Our business is highly dependent on in-house and third-party business systems and service centers. The operation of our business relies on the complex integration of numerous hardware and software subsystems across several service centers to manage a large volume of daily client and WSE transactions. For example, we rely on software systems, including the software systems used by our banking institutions, to process payroll, payroll tax and benefits data and make related payments, and to access insurance carrier networks and databases that manage WSE benefits and claims. These software systems run on computer hardware that we or our service providers house in various service centers.
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
Any such disruption, even if only for a short period of time and even if we are not at fault, can have a significant impact on our clients and WSEs by preventing us from timely processing payroll, paying payroll taxes and other liabilities and otherwise disrupting our business operations. As a result, any such disruption could cause us to lose clients, negatively impact our ability to attract new clients, and reduce our revenues and increase our costs, any of which could result in a material adverse effect on our reputation, business and results of operations.
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
In addition, broad adoption of our services in certain geographic regions or industries may make it more difficult for us to obtain competitive health and/or workers' compensation insurance rates due to concentration of clients within a particular region or industry. For example, we have significant concentrations of PEO clients in California, New York, Florida, Texas and Massachusetts, which account for approximately 64% in aggregate of our paid WSEs for the year ended December 31, 2024. The loss of any one or more of our key insurance vendors in these areas, or our inability to partner with the most desirable carriers in these areas, could have a material adverse effect on our financial condition and results of operations.

TRINET	20	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
We have completed numerous acquisitions of other businesses and technologies over the years, and we expect that we will continue to pursue future acquisitions. Acquisitions involve numerous risks, some of which we have experienced in the past and which we may experience in the future, including:
•over-valuing and over-paying for businesses and technologies,
•increased operating costs and unanticipated costs to successfully integrate the clients and WSEs, operations, systems, technologies, services, personnel and other stakeholders of the acquired business,
•establishing or maintaining required internal controls, procedures and policies for the acquired business,
•unanticipated costs and risks arising from the unique corporate culture and risk appetite of acquired businesses,
•diversion of management’s attention from other business concerns,
•litigation resulting from the activities of the acquired business,
•insufficient revenues, insurance or seller indemnification to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired businesses,
•entering markets in which we have no prior experience and may not succeed, and
•potential loss of key employees or key clients of the acquired business as a result of the acquisition or integration of the acquired business.
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
To succeed, we must be able to attract and retain highly motivated and qualified personnel. Competition for skilled employees is intense, and like many businesses, we are susceptible to fluctuations in the labor market. For example, as we continue to expand our operations in India, we are also entering a new labor market. If we are unable to attract and retain qualified personnel, in either or both of the US and India (or any other jurisdiction into which we expand), our business may suffer.
For example, for a variety of reasons, including due to changes in industry or client focus, compensation structure, third-party competition for sales talent and other factors we have experienced elevated sales force attrition in the

TRINET	21	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
We face significant competition on a national and regional level from other PEOs, and ASOs that do not use co-employment relationships, as well as from other existing, and potential, companies and industries that service, or may in the future service, client HCM needs. Refer to the heading “Competition” under Part I, Item 1. Business, above for more details. Our competitors, regardless of industry, may have greater marketing and financial resources than we have, and may be better positioned than we are in certain markets. Increased competition in our industry could result in price reductions or loss of market share, any of which could harm our business. We expect that we will continue to experience competitive pricing pressure and competition from new technologies and HCM service models, any one of which could have a material adverse effect on our business.
We may not be able to keep pace with changes in technology or provide timely enhancements to our solutions and support.
The market for our solutions is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to: enhance our current solutions and introduce new solutions in order to keep pace with solutions offered by our competitors. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to provide a more efficient and user-friendly customer-facing digital experience across internet and mobile platforms as well as in physical locations may adversely impact our business and operating results. We cannot assure you that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.
We face risks associated with our international operations.
In August 2024, we opened a new office in Hyderabad, India, which increases the size and scale of our India-based workforce and operations. Historically, our business and operations have been primarily conducted in the United States. A disruption to, or our failure to successfully integrate, our operations in India could have a material adverse effect on our business, financial condition and results of operations. Our current and potential future international operations are subject to certain risks, including:
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
We and our third-party service providers and subcontractors collect, store, use, retain, disclose, transfer and process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs and colleagues, including bank account numbers, social security numbers, tax information, PHI, health claim information, retirement account information, and payroll data. Maintaining the security and confidentiality of this information is critically important to our clients, WSEs and colleagues. For more information regarding our cybersecurity risk management framework and governance, refer to Part I, Item 1C. Cybersecurity.

TRINET	22	2024 FORM 10-K

RISK FACTORS	Table of Contents

Due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store, we and our service providers are potentially susceptible to a variety of intentional or inadvertent cyber-attacks, breaches, disclosures and other data-related incidents and threats.
Cybersecurity threats can take a variety of forms. Malicious actors may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Malicious actors may also direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our clients and our service providers. Other threats include inadvertent security breaches or disclosures, misuse or unauthorized access or other improper actions by our colleagues, clients, WSEs, service providers and other business partners. Cyber-attacks, breaches, disclosures and other data-related incidents are increasing in frequency and evolving in nature. While we devote substantial time and resources to training our colleagues to identify and avoid such incidents, no training or cybersecurity program can offer absolute protection against such attacks and incidents.
Any actual or attempted cyber-attack, breach, disclosure or other data-related incident, could result in data loss, the unauthorized access or use of personally identifiable information, or business interruption, which could have a material adverse effect on our business, reputation, financial condition or results of operation. Public perception of, or even inaccurate or unfounded rumors of, any such cyber-attacks, breaches, disclosures, or other data-related incidents, could have a material adverse effect on our business, reputation, financial condition or results of operation.
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
We, our clients and our service providers have been the victims of cyber-attacks, breaches, disclosure or other data-related incidents, in the past that led to disclosure of the confidential, sensitive or personal information we possess, and we, our clients and our service providers expect to be victims again in the future. Similarly, we and our service providers have experienced disruption to, or unauthorized access to, our networks, applications, bank accounts and other key systems in the past and similar events may occur again in the future. We have reported data breaches to regulators, affected individuals, clients and other third parties in the past and we expect to do so in the future as appropriate. While we do not believe that any such past events constitute a material cybersecurity incident or resulted in material expenditures, future events could result in a material adverse impact on our operations. For more information regarding our analysis of material cybersecurity incidents, refer to Part I, Item 1C. Cybersecurity.
We must comply with constantly evolving, data privacy, AI and security laws and regulations, which may require substantial costs or changes to our business, and any actual or perceived compliance failure could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation.
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

TRINET	23	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
We are exploring the use of AI and ML in an effort to deploy capabilities that are beneficial to our clients and WSEs. In recent years, legislation that creates obligations with respect to the development and/or use of AI has been adopted or is under consideration in the U.S. at both the federal and state level, as well as abroad. In addition, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to such regulatory frameworks may become an industry standard or a client expectation. As a result, current or future laws (including product liability regimes), regulatory or self-regulatory requirements or ethical considerations, including our own published, guiding ethical principles regarding AI and ML, could restrict or impose burdensome and costly requirements on our ability to leverage data and/or these technologies in innovative ways.
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
The services we provide to our clients are subject to numerous complex federal, state and local laws and regulations, including those described in Part I, Item 1. Business, of this Form 10-K. These laws and regulations cover a diverse range of topics, including employer status, employee and independent contractor classifications, employee benefits, health and retirement plans, workers' compensation, banking and money transmission, employment and payroll tax, worksite safety, insurance, wage and hour, anti-discrimination, and many topics specific to the industries of our clients. Many of these laws do not specifically address PEOs or co-employment relationships, and regulators are often unfamiliar with the PEO industry and co-employment relationships, which can lead to unpredictable application, interpretation and enforcement of these laws and regulations at the federal, state and local levels in relation to our business. Our ASO services can also be subject to complex federal, state and local laws and regulations regarding payroll agents, employment and payroll taxes, insurance producers, banking and money transmission, and other licensing requirements. The tax credit support services we provide are also subject to federal, state and local regulations regarding tax preparation and practice that limit the services we can provide to SMBs. While regulations governing ASO services and tax credit support services do not involve the complexity of a co-employment relationship, these services are in some ways also highly regulated and such regulations can, and do, change regularly at the federal, state and local levels.
Any new laws, changes in existing laws, or any adverse application, interpretation or enforcement of new or existing laws, including those described in Part I, Item 1. Business, of this Form 10-K, whether they apply to employers generally or specifically to PEOs or to our co-employment relationships could:

TRINET	24	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
Some of these programs include the 2015 PATH Act, which allows SMBs to use R&D tax credits submitted on the SMB’s income tax return to reduce the SMB’s payroll taxes, and the CARES Act and FFCRA payroll tax credit and payroll tax deferral program enacted in 2020 and 2021, which allow SMBs to defer certain payroll tax obligations to a later date or to receive payroll tax credits based on SMB employment practices that are beyond our control. The IRS has taken positions that we and other PEOs, rather than clients, are responsible for client errors and repaying rejected tax credit claims under these and similar programs. While our clients are contractually responsible for repaying us for any rejected tax credits under these programs, a contract does not guarantee our ability to recover rejected tax credits and any failure to recover rejected tax credits from our clients would increase our operating expenses, which could result in a material adverse effect on our financial condition and results of operations. Similarly, the IRS has taken positions that the tax benefits under some of these programs should be calculated on an aggregate PEO, rather than individual client, basis, which can limit whether and how we obtain credits for our clients. We cannot predict how these positions will ultimately be resolved and if they are resolved unfavorably, we may be forced to discontinue supporting some or all of these programs, incur tax expenses that we cannot recover from our clients, and divert management’s attention to defending our positions, any one of which could have a material adverse effect on our ability to attract and retain SMB clients or on our business, financial condition and results of operations.
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

TRINET	25	2024 FORM 10-K

RISK FACTORS	Table of Contents

In order to sponsor some of our most important employee benefit plan offerings for WSEs, including health plans, we must qualify as the employer of WSEs, and our plans must qualify as employer-sponsored plans, under applicable provisions of the Code and ERISA. In particular, our status as the employer for the purposes of ERISA is important because ERISA preempts state laws that otherwise might apply to, and limit, our benefit plan offerings.
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
In our opinion, we qualify as the sole employer of WSEs for the purposes of Sections 3(5) and 3(40) of ERISA and that our health plans are single-employer plans that, as such, are entitled to ERISA’s preemption of state law. However, the DOL routinely audits employee benefit plan offerings of employers, and in one routine audit of one of TriNet’s health plans that concluded in 2021, the DOL indicated that while it agrees that we are an employer for ERISA purposes, it believes that wherever there is more than one employer of a WSE, no employer may qualify as a single employer for ERISA purposes. Similarly, in 2022, the DOL revised an existing publication regarding regulation of MEWAs and added a new section stating its view that a PEO arrangement offering health coverage to more than one client is a MEWA under Section 3(40) of ERISA. This DOL interpretation is contrary to our interpretation of the applicable ERISA facts and circumstances test, and it also is contrary to the position taken by other national PEOs.
We will continue to vigorously defend our opinion that we are the sole employer of our WSEs for the purposes of Sections 3(5) and 3(40) of ERISA, and therefore that our health plans are single employer plans entitled to ERISA’s preemption of applicable state laws. Although we do not currently have any ongoing DOL audit on this issue, we have received requests for information on the issue from other government agencies. It is possible that these requests, or future DOL audits, could lead a government agency to disagree with the Company’s interpretation. If it were ultimately determined that health plans sponsored by TriNet are multiple employer plans and subject to potential regulation at the state level, we would likely adjust our business model and the manner in which we provide employee health benefits to WSEs. Any such outcome or adjustment would require significant investment in time, cost and management attention and would have an adverse impact on our clients and WSEs and the type of products and services we provide to them, which could have a material adverse effect on our business and results of operations.
As the employer of WSEs under ERISA, we must manage our plans in accordance with ERISA requirements, which could impact how we fulfill plan obligations, how we price services, the features of our benefit plans, and how we administer and operate our plans. We believe that our benefit plans satisfy all applicable ERISA requirements, but if it were ultimately determined that we fail to satisfy any such requirements, we would likely be required to adjust our business model, including with respect to each of the areas outlined above, and could be subject to material fines or penalties. Any such consequence may result in a material adverse effect on our business and results of operations.
We have seen state efforts to regulate PEO health plans. For example, legislation and proposed rules in New Mexico seek to prevent WSEs of small employers from participation in PEO sponsored large group market health plans, with exception for plans the PEOs register as MEWAs under state law. These rules, and legislation, and any other new or changed rules that treat PEO health plans as multiple employer plans, restrict PEO fees with carriers or that limit the availability of PEO benefit plans, if upheld to be legally valid and applicable to our PEO health plans, would likely require us to adjust our business model in the states with such rules, including the manner in which we provide employee health benefits to WSEs and price our services, and could result in material fines or penalties. Any such outcome or adjustment would require significant investment in time, cost and management attention and would have a material impact on our clients and WSEs and the type of products and services we provide to them, which could have a material adverse effect on our business and results of operations.
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

TRINET	26	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
Views on employers, employees and independent contractors continue to change at federal, state and local levels. Regulations that change existing definitions and classifications of employers, employees and independent contractors could affect the types of client employees we can support through our PEO and ASO services, the way in which we provide TriNet-sponsored benefits to our WSEs, the way in which we report and remit payroll taxes to tax authorities, and our legal liability for the actions and inactions of our clients, which may negatively impact client demand for the services we provide, require us to modify or change how we operate our business and have a material adverse effect on our business and results of operations.
At the federal level, the DOL published a final rule in January 2024 identifying new criteria for the DOL's classification of employees and independent contractors under the FLSA. Meanwhile, the NLRB modified its standard for determining independent contractor status under the NLRA in a June 2023 decision. In March 2024, a federal district court struck down an October 2023 NLRB final rule that had issued a new standard for determining joint employer status under the NLRA. The NLRB declined to appeal the district court's ruling, effectively restoring the prior rule that had been in place only since 2020. Standards for determining joint employer status vary from law to law and state to state. Joint employment is not the same as co-employment, and we do not believe that we are a joint employer under any law or rule, or that these rule changes impact our status as a co-employer. However, continuing uncertainty regarding independent contractor and joint employer status could still result in increased regulatory and worker claims, which could divert management attention and cause us to incur additional and potentially material costs to defend.
Remote work continues to be widely used by employers across the country. The laws and regulations that govern employees were not drafted with remote workers in mind and changes in, uncertainty regarding, or adverse application of these laws could negatively affect our business.
Many employees, including WSEs, are working from home. SMBs, including our clients, have hired and continue to hire employees in locations where they have not previously had employees, and/or permitting existing employees to relocate to other locations and work entirely remotely. Other employees may work at home in one state or city some of the time and in an office in another state or city at other times. The work location and residence of an employee can create confusion regarding the federal, state and local laws that apply, including labor and employment, payroll and payroll tax, and unemployment laws. For example, it can be difficult to determine the amount of payroll and unemployment taxes that must be paid when employees spend part of their time working from home in one state and part of their time working in an office in another state. Regulations regarding payroll and unemployment taxes are still catching up to this new reality, which creates a risk that states will disagree about the taxes that must be paid, or the employment laws that must apply, in these situations. New laws, changes in laws or adverse application or interpretation of laws that depend on the residence and work location of WSEs could reduce or eliminate the attractiveness of our services, significantly increase our compliance costs and the cost to provide our services, or require us to make substantial changes to the way in which we operate, and any one of these outcomes could result in a material adverse effect on our financial condition and results of operations.
Even where remote workers live and work in the same state and city, as a co-employer of WSEs, our PEO services are open to the risk that new laws, changes in laws or adverse application or interpretation of laws will expand PEO responsibility for remote WSEs. We may see expansions of PEO responsibility and we cannot guarantee that we will be able to recover compliance costs related to such expansions from our clients, which could have a material adverse effect on our business.
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
State regulatory authorities generally impose licensing requirements on companies acting as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. TriNet does not provide broker insurance, but we do maintain producer licenses in all 50 states and select U.S. territories for our ASO services and for our OMS product family, which offers clients the option to receive PEO services from TriNet while sponsoring their own health benefits obtained through brokers. Other state regulatory authorities impose licensing requirements on companies involved in the transmission of cash, such as banks, and other money transmitters. We do not believe that our current activities require any such licenses, but we and others in our industry have received inquiries from regulatory authorities in the past and could receive them in the future. Businesses similar to our ASO services have been subject to such licensing requirements in the past and although

TRINET	27	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
We may be adversely impacted by any failure of third-party service providers to perform their functions.
As part of providing services to clients, we rely on a number of third-party service providers. Service providers include, but are not limited to, banks used to electronically transfer funds from clients to their employees, information technology vendors, and couriers used to deliver client payroll checks. Failure by these service providers, for any reason, to deliver their services in a timely manner and in compliance with applicable laws and regulations could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.
Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We are required to comply with regulations administered by multi-national bodies and governmental agencies worldwide including, but not limited to, the economic sanctions and embargo programs administered by the Office of Foreign Assets Control (“OFAC”), and the Foreign Corrupt Practices Act (“FCPA”). OFAC places restrictions on the sale or export of certain products and services to certain countries and persons. A violation of a sanction or embargo program, or of the FCPA, or similar laws prohibiting certain payments to governmental officials, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties which could adversely impact our business and operations.
The growth of our international operations also subjects us to additional risks, such as compliance with foreign laws and regulations. The enactment of new laws and regulations, modifications of existing laws and regulations, or the adverse application or interpretation of new or existing laws or regulations can adversely affect our business. Additionally, as federal, state, and international regulations become more complex, the risk that we may be unable to comply with those regulations increases, particularly in the event there are different or additional regulatory standards in different jurisdictions.
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
Our future operating results and stock price are subject to fluctuations and quarterly variations based upon a variety of factors, many of which are not within our control, including, without limitation:
•the volume and severity of health and workers' compensation insurance claims made by our WSEs, recorded as part of our insurance costs, and the timing of related claims information provided by our insurance carriers,
•the amount and timing of our insurance premiums and other insurance costs, operating expenses and capital expenditures,
•the number of our new clients and the number of WSEs employed by each new client,
•the retention or loss of existing clients, for any reason, including third-party acquisition,
•a reduction in the number of WSEs employed by existing clients,
•a reduction in the rate of WSE hiring by existing clients,
•the timing of client payments and payment defaults by clients,
•the costs associated with our acquisitions of companies, assets and technologies,
•any payments or draw downs on our credit facility,

TRINET	28	2024 FORM 10-K

RISK FACTORS	Table of Contents

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
The terms of our current or future indebtedness may restrict our current and future operations, which would impair our ability to respond to changes in our business and to manage our business.
Our credit facility and the indentures governing the 2029 Notes and the 2031 Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us subject to customary exceptions, including restricting our ability to:
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
Our failure to comply with the restrictions and the other terms and conditions under our credit facility and the indentures governing the 2029 Notes and the 2031 Notes could result in a default, which in turn could result in the termination of the lenders’ commitments to extend further credit to us under our credit facility and acceleration of a substantial portion of these borrowings before their due date. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt, which could materially harm our business and force us to seek bankruptcy protection.
We may require additional capital or need to restructure our existing debt to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or

TRINET	29	2024 FORM 10-K

RISK FACTORS	Table of Contents

unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing activities to secure additional funds or restructure our existing debt. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Rising interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements and any future debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the credit facility, the indentures governing our 2029 Notes and 2031 Notes and any additional credit facilities or debt agreements we may secure in the future may restrict us from being able to conduct our operations in a manner appropriate for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
We cannot assure you that we will be able to comply with any such restrictive covenants in our current or future indebtedness. In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. In such event, we may be required to repay any or all of such borrowings, and we cannot assure you that we will be able to obtain alternative funding arrangements on commercially reasonable terms, or at all.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In May 2014, our board of directors approved a stock repurchase program. From time to time, our board of directors authorizes increases to our stock repurchase program and has approved an aggregate total of $2,715 million as of December 31, 2024. The total remaining authorization for future stock repurchases under our stock repurchase program was $251 million as of December 31, 2024. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our outstanding stock. The timing and number of any future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the program periodically and may authorize adjustments of its terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 5 of this Annual Report on Form 10-K for additional information.
Atairos, our largest stockholder, may have significant influence over our Company, and the ownership of capital stock, and thus the voting control, of our Company remains concentrated in our executive officers, directors and their affiliates, which limits your ability to influence corporate matters.
On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of January 31, 2025, Atairos beneficially owned approximately 37% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 37% of our outstanding common stock. As a result, Atairos, particularly when acting with our executive officers, directors and their affiliates, is able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, our stockholders have no assurances that Atairos’ holdings, or the holdings of our other large stockholders, in our common stock will not increase. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

TRINET	30	2024 FORM 10-K

RISK FACTORS	Table of Contents

•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•permit our board of directors to establish the number of directors,
•provide that directors may only be removed “for cause”,
•require super-majority voting to amend some provisions in our certificate of incorporation and bylaws,
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan,
•do not give our stockholders the ability to call special meetings of stockholders,
•prohibit stockholder action by written consent, and require all stockholder actions to be taken at a meeting of our stockholders,
•provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws, and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder, unless the business combination is approved in a prescribed manner.

TRINET	31	2024 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

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
Our Global Security Organization is responsible for the day-to-day execution of our cyber risk management strategy. This strategy has been incorporated into our overall ERM program and is thus informed by, and overseen through, our ERM program. Our ERM program facilitates identifying, prioritizing, analyzing and remediating enterprise risks, in which cyber risks are included. Within the broader ERM framework, we established a specific program - the IRM program - organizing the governance of risks associated with information held by us. The IRM Steering Committee, of which our CSO is a member, manages the IRM program, discusses the management of cyber risks on a regular cadence and substantive updates from the IRM Steering Committee are provided to the ERM Steering Committee. Finally, through our ERM program, updates and discussion regarding our cybersecurity risk management are provided to and occur at the Risk Committee.
We provide on at least an annual basis cybersecurity awareness training to our employees. For example, our employees with network access participate in required training, covering topics such as spear phishing, social engineering and other cybersecurity threat awareness training.
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
As of December 31, 2024, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, and financial condition. We continue to invest in cyber-resilience and cyber-threat response preparedness as we anticipate ongoing risks from cybersecurity threats. Refer to the “Risk Factors” section contained in Item 1A of this Form 10-K for more information on our cybersecurity-related risks.
Cyber Risk Governance
Our Cyber Risk Management Strategy described in this Item 1C. is overseen by senior executives with experience in cybersecurity and our business operations and is ultimately overseen by the Risk Committee. Our Global Security Organization is tasked with executing this strategy through the implementation of cybersecurity policies, procedures, and strategies. In the event that a cybersecurity risk is identified, as and to the extent appropriate, the Global Security Organization manages the day-to-day response to such material risk and provides regular reports to the ERM Steering Committee, or the Risk Committee, or the Board, as appropriate. The CSO is also an advisor to the Company's Disclosure Committee, which meets quarterly.
On a quarterly basis, a meeting of the Risk Committee is convened to discuss and evaluate our management of enterprise-wide risks. Each meeting of the Risk Committee is facilitated by our Executive Director for ERM and

TRINET	32	2024 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

includes programmatic updates from the CSO, among other enterprise risk topics. The Risk Committee provides updates to the full Board regarding the state of the Company’s ERM program.
Cyber risks are an enterprise risk that the ERM Program monitors and thus such risks are an ongoing area of focus of the ERM Steering Committee and, as a result, the Risk Committee. On a monthly basis, the ERM Steering Committee is convened and receives pertinent updates regarding our management of cyber risks, as necessary.
In addition to the regularly scheduled programmatic updates that are provided to the ERM Steering Committee and the Risk Committee, we also established a process to inform such committees of significant cybersecurity events and allow them to monitor corresponding remediation efforts. Specifically, the IRM Steering Committee, consisting of senior leaders from the security, privacy, data governance, technology, records management, and third-party risk management programs, reports to the ERM Steering Committee and has the responsibility to provide updates regarding the prevention, detection, mitigation, and remediation of significant cybersecurity threats.
The ERM Steering Committee is similarly tasked with providing relevant updates to the Risk Committee, via the ERM Program, regarding significant cybersecurity threats. Additionally, we have developed a process that is specific to the management and analysis of cybersecurity incidents. This process includes weekly and monthly updates from the CIRT along with escalation criteria that allows for significant cybersecurity threats to be reviewed for materiality on an ad hoc basis. These updates are also provided to the ERM Steering Committee and the Risk Committee as necessary.
Our CSO leads our Global Security Organization which is responsible for overseeing, assessing and monitoring the Company's cyber risk management strategy. Our CSO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other companies. He holds a B.S. degree from Azusa Pacific University and an M.B.A. from the University of Southern California. Team members who support our Global Security team have relevant educational and industry experience, including holding similar positions at other large companies.
Item 2. Properties
We lease space for our offices in various U.S. states, including the following:

Corporate Headquarters:	Significant Client Service Centers:
• Dublin, California	• Bradenton, Florida
• Austin, Texas
• Hyderabad, India
For more information regarding our leases, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

TRINET	33	2024 FORM 10-K

STOCK ACTIVITIES	Table of Contents

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is traded on the New York Stock Exchange under the symbol “TNET”.
As of February 6, 2025, we had 64 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. Our actual number of stockholders is greater than the number of our record holders, because it includes stockholders who are beneficial owners of our common stock, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in a trust by other entities.
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
In 2024, we declared dividends on common stock on a quarterly basis of $0.25 per share, with payments beginning in April 2024. We did not declare or pay cash dividends in 2023.
Performance Graph
The graph below compares the cumulative total return on our common stock since December 31, 2019 with the cumulative total return on the S&P 500 Index and a Peer Group Index. The cumulative total return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on December 31, 2019 and that all dividends were reinvested. The cumulative dollar total returns shown on the graph represent the value that such investments would have had at each year end.

TRINET	34	2024 FORM 10-K

STOCK ACTIVITIES	Table of Contents

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)

225
200
175
150
125
100
75
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
TNET
S&P 500
PEER GROUP

(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.

Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (3)
October 1 - October 31, 2024	101,248	$86.56	101,106	$270
November 1 - November 30, 2024	142,117	$92.93	95,959	$261
December 1 - December 31, 2024	183,153	$90.91	118,674	$251
Total	426,518		315,739
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and has approved an aggregate total of $2,715 million as of December 31, 2024. The total remaining authorization for future stock repurchases under our stock repurchase program was $251 million as of December 31, 2024. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $28 million of our outstanding stock during the three months ended December 31, 2024.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. As part of our stock repurchase program, we repurchased approximately $182 million of our common stock in 2024. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Our stock repurchases are subject to certain restrictions under the terms of our credit facility. For more information about our stock repurchases and the restrictions imposed by our credit facility, refer to Note 8 and Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

TRINET	35	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operational Highlights
Our consolidated results for 2024 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
During 2024 we:
•increased PEO sales performance and improved customer retention,
•continued to grow total revenues with disciplined expense management in light of rising insurance costs,
•continued our capital allocation strategy by distributing excess shareholder returns through the initiation of dividend and the repurchase of approximately 1.77 million shares of our common stock through our existing stock repurchase program,
•welcomed Mike Simonds as our new President and CEO,
•opened a new business and technological innovation center in Hyderabad, India, and
•began several strategic restructuring initiatives to focus our business on our core value proposition, growing ASO, and the efficiency and effectiveness of our operations.
Performance Highlights
Our results for 2024 when compared to 2023 are noted below:

$5.1B		$226M		90%
Total revenues		Income before tax		Insurance cost ratio
1%	increase	(55)%	decrease	6%	increase

$173M		$3.43		$269M
Net income		Diluted EPS		Adjusted Net income *
(54)%	decrease	(48)%	decrease	(40)%	decrease

	352,681		360,681
	Average WSE **		Total WSE **
	6%	increase	4%	increase
*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
**
Total WSEs and Average WSEs include incremental WSEs that were charged a platform user access fee and incremental additional service recipients. These were identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers. For details, refer to the heading "Operating Metrics – Worksite Employees (WSEs).”

Our total revenues increased 1%, driven by higher Average co-employed WSEs and rate increases, partially offset by lower health plan enrollment. Average WSEs and Total WSEs increased 6% and 4%, respectively, compared to the same period in 2023, primarily due to additional PEO Platform Users and additional service recipients identified as a result of our ongoing effort to ensure that our billing practices best match the expectations of our customers.

TRINET	36	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Our results are highly influenced by health care cost and utilization trends. Our ICR was 6 points higher compared to the same period in 2023, driven by more severe medical service utilization, higher rates paid for services, and increasing specialty drug utilization which collectively outpaced the rates we charge our clients. The increase in ICR was partially offset by favorable workers' compensation prior period claims development during the second quarter of 2024. For further discussion on the effect of health care costs and utilization trends on our results of operations, refer to the heading "Insurance Cost Ratio (ICR)".
Higher insurance costs and interest expense, partially offset by higher revenues, resulted in decreases of net income and Adjusted Net income of 54% and 40%, respectively, as compared to the same period in 2023. The decrease in net income was also driven by impairment and severance charges recognized as part of our efforts to realign our strategy.
Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2024, 2023 and 2022. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.
As illustrated below, we have adjusted the presentation of our income statement to include interest income into Total revenues and interest expense, bank fees and other into expenses. This has the effect of simplifying the presentation by removing a separate subtotal of Other income/expense, which is not a measure of profitability used by management.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Income Statement Data:
Professional service revenues	$765	$756	$754	1%	—%
Insurance service revenues	4,224	4,166	4,131	1	1
Interest income	64	72	22	(11)	227
Total revenues	5,053	4,994	4,907	1	2
Insurance costs	3,797	3,513	3,463	8	1
Operating expenses	968	940	923	3	2
Interest expense, bank fees and other	62	40	39	55	3
Total costs and expenses	4,827	4,493	4,425	7	2
Income before tax	226	501	482	(55)	4
Income taxes	53	126	127	(58)	(1)
Net income	$173	$375	$355	(54)%	6%

Cash Flow Data:
Net cash provided by operating activities	279	539	497	(48)%	8%
Net cash provided by (used in) investing activities	153	(70)	(226)	(319)	(69)
Net cash used in financing activities	(207)	(540)	(471)	(62)	15
Non-GAAP measures (1):
Adjusted EBITDA	485	697	688	(30)%	1%
Adjusted Net income	269	446	448	(40)	—
Operating Metrics:
Insurance Cost Ratio	90%	84%	84%	6%	—%
Average WSEs (2)	352,681	331,423	348,543	6	(5)
Total WSEs (2)	360,681	347,542	348,652	4	—
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

TRINET	37	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

The following table summarizes our balance sheet data as of December 31, 2024, 2023 and 2022.

	Year Ended December 31,			% Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Balance Sheet Data:
Cash and cash equivalents	$360	$287	$354	25%	(19)%
Working capital	199	115	338	73%	(66)%
Total assets	4,119	3,693	3,443	12%	7%
Debt	983	1,093	496	(10)%	120%
Total stockholders’ equity	69	78	775	(12)%	(90)%
A discussion regarding our financial condition and results of operations for 2023 compared to 2022 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024.
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

Non-GAAP Measure	Definition	How We Use The Measure
Adjusted EBITDA	• Net (loss) income, excluding the effects of:
- income tax provision,
- interest expense, bank fees and other,
- depreciation,
- amortization of intangible assets,
- stock based compensation expense,
- amortization of cloud computing arrangements,
- transaction and integration costs, and
- restructuring costs.
• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-recurring costs, which include restructuring costs, as well as certain non-cash charges such as depreciation and amortization, and stock-based compensation and certain impairment charges recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
• Enhances comparisons to the prior period and, accordingly, facilitates the development of future projections and earnings growth prospects.
• Provides a measure, among others, used in the determination of incentive compensation for management.
• We also sometimes refer to Adjusted EBITDA margin, which is the ratio of Adjusted EBITDA to total revenues.
Adjusted Net Income	• Net (loss) income, excluding the effects of:
- effective income tax rate (1),
- stock based compensation,
- amortization of intangible assets, net,
- non-cash interest expense,
- transaction and integration costs,
- restructuring costs, and
	- the income tax effect (at our effective tax rate (1) of these pre-tax adjustments.)	• Provides information to our stockholders and board of directors to understand how our management evaluates our business, to monitor and evaluate our operating results, and analyze profitability of our ongoing operations and trends on a consistent basis by excluding certain non-cash charges.
(1)     Non-GAAP effective tax rate is 25.6% for 2024 and 2023, and 25.5% for 2022, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.
In 2024, we changed our presentation method in our Consolidated Statements of Cash Flows to classify changes in WSE and TriNet Trust assets and liabilities as financing activities instead of operating activities. As a result of this change, we will no longer use Corporate Operating Cash Flows as a non-GAAP financial measure.

TRINET	38	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Reconciliation of GAAP to Non-GAAP Measures
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$173	$375	$355
Provision for income taxes	53	126	127
Stock based compensation	65	59	62
Interest expense, bank fees and other (1)	62	40	39
Depreciation and amortization of intangible assets	75	72	64
Amortization of cloud computing arrangements	8	8	4
Transaction and integration costs	—	17	37
Restructuring costs	49	—	—
Adjusted EBITDA	$485	$697	$688
Adjusted EBITDA Margin	9.6%	14.2%	14.1%
(1)    2022 Interest expense, bank fees and other includes $17M of realized investments losses on sales and impairments related to AFS securities.
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$173	$375	$355
Effective income tax rate adjustment	(5)	(2)	5
Stock based compensation	65	59	62
Amortization of other intangible assets, net	19	20	18
Non-cash interest expense	3	2	1
Transaction and integration costs	—	17	37
Restructuring costs	49	—	—
Income tax impact of pre-tax adjustments	(35)	(25)	(30)
Adjusted Net Income	$269	$446	$448

TRINET	39	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
We support WSEs from the date on which their co-employment with TriNet commences through the end of their co-employment with TriNet and also after their co-employment period. We define WSEs to include co-employees and other individuals receiving PEO services, such as individuals who receive COBRA benefits or are subject to partnership tax reporting as well as individuals who utilize our PEO platform on behalf of TriNet PEO clients. As part of an ongoing effort to ensure that our billing practices best match the expectations of our customers, in the third quarter of 2023 we determined that certain individuals such as those described above and certain co-employees were not previously or consistently counted in Total WSEs and Average WSEs. This resulting adjustment is reflected in Total WSEs for both December 31, 2024 and 2023, and increased Average WSEs by approximately 5,400 and 1,500 related to COBRA users for the years ended December 31, 2024 and 2023, respectively. We intend to continue our ongoing effort to ensure that our billing practices best match the services we provide and the expectations of our customers and in the future we may identify additional individuals that should be included in Total WSEs and Average WSEs.
In December 2023, we implemented a platform user access fee to charge clients for those users of our PEO platform that may not be co-employed by us and to charge clients for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, such as partners in a partnership, this also includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. While the amount of revenue we recognized for this service to date has not been significant, these users of the PEO platform for whose access we charged this fee increased our reported Total WSEs by approximately 30,600 as of December 31, 2024 and Average WSEs by approximately 20,200 and 1,000 for the years ended December 31, 2024 and 2023, respectively.
The effect of this new fee is that we are now receiving revenue from two types of users on our PEO platform, those that are co-employed in our PEO business and those that are utilizing our PEO platform, albeit in a more limited capacity. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

Average WSEs	352,681	331,423	348,543	6	(5)
Co-Employed	332,456	330,423	348,543	1	(5)
PEO Platform Users	20,225	1,000	N/A	n.m.	N/A
Total WSEs	360,681	347,542	348,652	4	—
Co-Employed	330,104	335,543	348,652	(2)	(4)
PEO Platform Users	30,577	11,999	N/A	n.m.	N/A
Average WSEs increased 6% when comparing 2024 to 2023, primarily due to the additional co-employed and PEO platform users described above. From a vertical perspective, declines in our Technology, Professional Services and Life Sciences verticals were largely offset by increases in our Main Street, Financial Services and Non-Profit verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs increased 4% when compared to the same period in 2023, primarily due to higher PEO Platform Users as the PEO platform user access fee described above was fully implemented during 2024.
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

TRINET	40	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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

(in millions)	2024	2023	2022
Insurance costs	$3,797	$3,513	$3,463
Insurance service revenues	4,224	4,166	4,131
Insurance Cost Ratio	90%	84%	84%

TRINET	41	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

ICR increased for the year ended December 31, 2024 as compared to 2023, primarily driven by higher insurance costs outpacing the growth in ISR. Insurance costs increased due to more severe medical service utilization in all categories (inpatient, outpatient and professional services), higher rates paid for those services, as well as pharmacy costs including specialty drugs, particularly medications for diabetes and obesity. During the year ended December 31, 2024, this was partially offset by favorable prior period development in workers' compensation.
Total Revenues
Our revenues consist of PSR, ISR and interest income. PSR represents fees charged to clients for processing payroll-related transactions on behalf of our PEO and ASO clients, access to our HR expertise and technology, employment and benefit law compliance services, other HR-related and tax credit filing services and fees charged to access our cloud-based ASO services. ISR consists of insurance-related billings and administrative fees collected from PEO clients and withheld from WSEs for workers' compensation insurance and health benefit insurance plans provided by third-party insurance carriers.
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased 1% in 2024 compared to 2023.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of co-employed Average WSEs within our verticals combined with the composition of our enrolled co-employed WSEs within our insurance service offerings and the composition of products and services our clients receive, such as PEO Platform Users,
•HRIS - cloud services revenue, which includes our new ASO services revenue, and
•Interest income.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only, excluding interest income

The increase in total revenue for the year ended December 31, 2024 was primarily driven by higher co-employed Average WSEs and rate increases, partially offset by lower health plan enrollment.

TRINET	42	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Professional Service Revenues
Our PEO and ASO clients are primarily billed on a fee per WSE or HRIS User per month per transaction. Our vertical approach provides us the flexibility to offer our PEO clients in different industries with varied services at different prices, which we believe potentially reduces the value of solely using Average WSE and Total WSE counts as indicators of future potential revenue performance.
PSR from PEO Services customers and HRIS services clients was as follows:

(in millions)	2024	2023
PEO Services	$723	$704
HRIS Services	42	52
Total	$765	$756
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of co-employed Average WSEs across our verticals and the composition of products and services our clients receive, including PEO Platform Users, and
•HRIS - cloud services revenue, which includes our new ASO services revenue.
The increase in PSR for the year ended December 31, 2024 was primarily driven by higher co-employed Average WSEs and increases in rate. The decrease in HRIS revenue compared to the prior periods was due to a decrease in HRIS Users in 2024 and an acceleration of revenue in 2023 related to a termination agreement in a broker partner which did not recur in 2024.

TRINET	43	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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

The increase in ISR for the year was primarily driven by rate increases and higher co-employed Average WSEs, partially offset by lower health plan enrollment.
Interest Income
Interest income primarily includes interest income earned from cash held for our PEO and ASO clients as a result of the requirement of our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment.
The decrease in interest income for the year was primarily driven by lower cash and investment holdings during 2024 as compared to 2023 as well as decreases in interest rates in the second half of 2024.

TRINET	44	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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

The increase in insurance costs for the year was primarily due to more severe medical service utilization, higher rates paid for all categories of service (inpatient, outpatient and professional services) and increased specialty drugs utilization, particularly medications for diabetes and obesity. This trend was partially offset by favorable workers' compensation prior period claims development.

TRINET	45	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,600 colleagues as of December 31, 2024 primarily across the U.S. but also in India and Canada. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 63% and 66% of our expenses in 2024 and 2023, respectively.
Transaction and integration costs associated with our 2022 acquisitions of Zenefits and TriNet Clarus R+D are included in G&A for 2023. These costs include advisory, legal, and employee retention costs tied to ongoing employment.
In the fourth quarter of 2024, we began implementing a realignment of our strategy designed to simplify and strengthen TriNet’s operational focus. As part of these restructuring efforts, we incurred higher asset impairment and severance expenses than in 2023.
In 2024, we experienced expense growth of 5% compared to 2023. This increase was primarily driven by severance costs and non-cash impairment charges related to our restructuring efforts as well as higher interest expense related to our debt instruments issued in 2023. The ratio of expenses to total revenues was 20% in 2024 and 2023.

% represents portion of compensation related expense included in expenses

TRINET	46	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$980	2023 Expenses
-3	COPS decreased primarily due to lower compensation and professional fees, partially offset by higher tax and licenses expenses.
+4	S&M increased primarily due to higher compensation to support our sales force, partially offset by lower advertising costs and lower conferences and events expenses.
+21	G&A increased primarily due to restructuring costs in the fourth quarter, partially offset by lower consulting and transaction and integration costs.
+3	SD&P increased primarily due to higher compensation, partially offset by lower hosting and external software costs.
+3	D&A increased, driven primarily by higher software amortization costs.
+22	IE increased, driven primarily by the additional interest on our 2031 Notes issued in the third quarter of 2023 and the draw down of the 2021 Revolver.
$1,030	2024 Expenses
The primary spend type drivers to the changes in our expenses are presented below:

TRINET	47	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Income Taxes
Our ETR was 23% and 25% for 2024 and 2023, respectively. The decrease in the rate was primarily attributable to an increase in tax benefits related to excludable income for state tax purposes and tax credits, offset by a decrease in tax benefits for stock based compensation.
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
In December of 2023, TriNet created a trust for the purpose of holding funds provided by HRIS clients for the remittance to HRIS Users, tax authorities and other recipients. This trust is consolidated into our financial statements. During the first quarter of 2024, TriNet Trust assumed ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our balance sheet as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and client deposits and other client liabilities and assumed related liabilities. As of December 31, 2024, the balance of restricted cash in TriNet Trust was $87 million. Beginning in the second quarter of 2024, we include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. This trust structure will continue to be used as we transition our HRIS services to ASO services.

	December 31,
	2024			2023
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$359	$1	$360	$287	$—	$287
Investments	—	—	—	65	—	65
Restricted cash, cash equivalents and investments	23	1,390	1,413	22	1,247	1,269
Other current assets	95	1,312	1,407	73	884	957
Total current assets	$477	$2,703	$3,180	$447	$2,131	$2,578
Total current liabilities	278	2,703	$2,981	$332	$2,131	$2,463
Working capital	$199	$—	$199	$115	$—	$115
As of December 31, 2024, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

TRINET	48	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The following table summarizes our workers' compensation obligations, gross of collateral, as of December 31, 2024,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Workers' compensation obligations (1)	$158	$45	$48	$20	$45
(1) Represents estimated payments that are expected to be made to carriers for various workers' compensation programs under the contractual obligations. These obligations include the costs of reimbursing the carriers for paying claims within the deductible layer in accordance with the workers' compensation insurance policy.

Because the liabilities of the TriNet Trust are largely driven by how much in cash has been deposited into the trust, there is generally no significant working capital in that entity.
Working capital for corporate purposes

Corporate working capital as of December 31, 2024 increased $84 million from December 31, 2023, primarily driven by a $72 million increase in corporate unrestricted cash and cash equivalents, partially offset by a $65 million decrease in the current portion of our unrestricted investment portfolio and a $54 million decrease in corporate current liabilities, mostly driven by the $34 million reduction in the current portion of our outstanding debt.
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
The following table summarizes our purchase obligations as of December 31, 2024,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$110	$71	$39	$—	$—
(1) Our purchase obligations primarily consist of software licenses, consulting and maintenance agreements, and future sales and marketing events.

TRINET	49	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Cash Flows
In 2024, we changed the presentation method in our Consolidated Statements of Cash Flows to classify changes in WSE and TriNet Trust related assets and liabilities, formerly included in operating activities, as financing activities.
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2024			2023
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$279	$—	$279	$539	$—	$539
Investing activities	148	5	153	(65)	(5)	(70)
Financing activities	(346)	139	(207)	(546)	6	(540)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$81	$144	$225	$(72)	$1	$(71)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$334	$1,132	$1,466	$406	$1,131	$1,537
End of period	$415	$1,276	$1,691	$334	$1,132	$1,466

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$72	$1	$73	$(67)	$—	$(67)
Restricted	9	143	152	(5)	1	(4)
Operating Activities
The year-over-year change in net cash provided by operating activities was primarily driven by the decrease in our net income and the timing of our payments of corporate obligations.
Investing Activities
Cash provided by (used in) investing activities for the periods presented below primarily consisted of purchases of investments, capital expenditures and acquisition of business, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2024	2023
Investments:
Purchases of investments	$(190)	$(281)
Proceeds from sale and maturity of investments	421	286
Cash provided by investments	$231	$5

Capital expenditures:
Software and hardware	$(73)	$(70)
Office furniture, equipment and leasehold improvements	(5)	(5)
Cash used in capital expenditures	$(78)	$(75)
Cash provided by (used in) investing activities	$153	$(70)
In 2024, we liquidated the unrestricted portion of our investment portfolio and used the funds to pay down our outstanding debt and for additional operational liquidity.
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.

TRINET	50	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At December 31, 2024, our investments had a weighted average duration of less than two years and an average S&P credit rating of AA+.
As of December 31, 2024, we held approximately $1.9 billion in restricted and unrestricted cash, cash equivalents and investments, of which $360 million was unrestricted cash and cash equivalents. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.
Capital Expenditures
During the twelve months ended December 31, 2024 and 2023, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the years ended December 31, 2024 and 2023 consisted of our debt and equity-related activities.

	Year Ended December 31,
(in millions)	2024	2023
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$139	$6
Repurchase of common stock, net of issuance costs	(199)	(1,137)
Proceeds from issuance of 2031 Notes	—	400
Payment of long-term financing fees and debt issuance costs	—	(9)
Proceeds from revolving credit agreement borrowings	—	695
Repayment of borrowings under revolving credit facility	(110)	(495)
Dividends paid	(37)	—
Cash used in financing activities	$(207)	$(540)
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
During the year ended December 31, 2024, we repurchased 1,771,254 shares of our common stock for approximately $182 million through our existing stock repurchase program in addition to 110,779 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of December 31, 2024, approximately $251 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
In March 2023, to ensure that we maintained liquidity during the regional banking liquidity challenges, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided, we repaid $200 million in March and $295 million in April. In September of 2023, we drew down $200 million under our 2021 Revolver to partially fund our share repurchases in the third quarter of 2023 noted above. In 2024, we repaid $110 million of the outstanding balance.

TRINET	51	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
We initiated a common stock dividend of $0.25 per share in April, July and October 2024 and declared common stock dividends of $0.25 per share to be paid in the first quarter of 2025.
Capital Resources
As of December 31, 2024, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
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
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at December 31, 2024.
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
Key judgments and evaluations in arriving at loss estimates by class and the accrued costs selection overall include:
•the selection of method used and the relative weights given to selecting the method used for each policy year,
•the underlying assumptions of LDF used in these models,
•the effect of any changes to the insurers' claims handling and payment processes,

TRINET	52	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

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
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($29)
-2.5%	($17)
+2.5%	$18
+5.0%	$36

TRINET	53	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our WSEs, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 87% of our group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
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
The following table illustrates the sensitivity of changes in the MCT on our year end estimate of insurance costs (in millions of dollars):

Change in medical cost trend	Change in insurance costs
+3.0%	$23
+2.0%	$16
+1.0%	$8
-1.0%	$(8)
-2.0%	$(16)
-3.0%	$(23)
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

TRINET	54	2024 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

The following table illustrates the sensitivity of changes in completion factors on our year end estimate of insurance costs (in millions of dollars):

Change in completion factors	Change in insurance costs
-0.75%	$21
-0.50%	$14
-0.25%	$7
+0.25%	$(7)
+0.50%	$(14)
+0.75%	$(21)
Recent Accounting Pronouncements
Refer to Note 1 in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information related to recent accounting pronouncements.

TRINET	55	2024 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates. Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding borrowings under our floating rate 2021 Revolver. Changes in interest rates affect the interest earned on the Company's cash, cash equivalents and the fair value of our investments as well as the cost of borrowing under our 2021 Revolver.
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at December 31, 2024 and 2023.
In February 2021, we issued $500 million aggregate principal of 3.50% senior unsecured notes maturing in March 2029 (our 2029 Notes) and in August 2023, we issued $400 million aggregate principal of 7.125% senior unsecured notes maturing in August 2031 (our 2031 Notes). Our 2029 Notes and 2031 Notes are carried at their cost, net of issuance costs. Since our 2029 Notes and 2031 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of our 2029 Notes and our 2030 Notes fluctuates when interest rates change.

As of December 31, 2024, we had drawn down $90 million under our floating rate 2021 Revolver. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of December 31, 2024 over the next twelve months was approximately $1 million increase or decrease to interest expense for the twelve months ended December 31, 2025.

TRINET	56	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

TRINET	57	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

TRINET	58	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Given the subjectivity of estimating the value of the accrued workers’ compensation and health insurance costs, performing audit procedures to evaluate whether accrued workers’ compensation and health insurance costs recorded for the year ended December 31, 2024 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 13, 2025

We have served as the Company's auditor since 2016.

TRINET	59	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 13, 2025

TRINET	60	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions except per share data)	2024	2023	2022
Professional service revenues	$765	$756	$754
Insurance service revenues	4,224	4,166	4,131
Interest income	64	72	22
Total revenues	5,053	4,994	4,907
Insurance costs	3,797	3,513	3,463
Cost of providing services	304	307	303
Sales and marketing	289	285	242
General and administrative	232	211	241
Systems development and programming	68	65	73
Depreciation and amortization of intangible assets	75	72	64
Interest expense, bank fees and other	62	40	39
Income before tax	226	501	482
Income taxes	53	126	127
Net income	$173	$375	$355
Other comprehensive (loss) income, net of income taxes	(1)	3	(4)
Comprehensive income	$172	$378	$351

Net income per share:
Basic	$3.47	$6.61	$5.66
Diluted	$3.43	$6.56	$5.61
Weighted average shares:
Basic	50	57	63
Diluted	50	57	64
See accompanying notes.

TRINET	61	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$360	$287
Investments	—	65
Restricted cash, cash equivalents and investments	1,413	1,269
Accounts receivable, net	32	18
Payroll funds receivable	349	447
Prepaid expenses, net	64	67
Other payroll assets	916	381
Other current assets	46	44
Total current assets	3,180	2,578
Restricted cash, cash equivalents and investments, noncurrent	145	158
Investments, noncurrent	—	143
Property and equipment, net	10	17
Operating lease right-of-use asset	24	24
Goodwill	461	462
Software and other intangible assets, net	156	172
Other assets	143	139
Total assets	$4,119	$3,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$89	$87
Revolving credit agreement borrowings	75	109
Client deposits and other client liabilities	76	65
Accrued wages	580	515
Accrued health insurance costs, net	189	175
Accrued workers' compensation costs, net	44	50
Payroll tax liabilities and other payroll withholdings	1,906	1,438
Operating lease liabilities	13	14
Insurance premiums and other payables	9	10
Total current liabilities	2,981	2,463
Long-term debt, noncurrent	908	984
Accrued workers' compensation costs, noncurrent, net	110	120
Deferred taxes	11	13
Operating lease liabilities, noncurrent	26	30
Other non current liabilities	14	5
Total liabilities	4,050	3,615
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and 2023)
Common stock and additional paid-in capital	1,056	976
($0.000025 par value per share; 750,000,000 shares authorized; 49,527,506 and 50,664,471 shares issued and outstanding at December 31, 2024 and 2023, respectively)
Retained earnings (Accumulated deficit)	(984)	(896)
Accumulated other comprehensive loss	(3)	(2)
Total stockholders' equity	69	78
Total liabilities & stockholders' equity	$4,119	$3,693
See accompanying notes.

TRINET	62	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in millions)	2024	2023	2022
Total Stockholders' Equity, beginning balance	$78	$775	$881
Common Stock and Additional Paid-In Capital:
Beginning balance	976	899	808
Issuance of common stock from exercise of stock options	—	4	1
Issuance of common stock for employee stock purchase plan	12	11	10
Issuance of common stock for the acquisition of Zenefits	—	—	17
Repurchase of common stock	—	—	1
Stock based compensation expense	68	62	62
Ending balance	1,056	976	899

Retained Earnings (Accumulated Deficit):
Beginning balance	(896)	(119)	74
Net income	173	375	355
Common stock dividends	(50)	—	—
Repurchase of common stock	(183)	(1,122)	(524)
Awards effectively repurchased for required employee withholding taxes	(28)	(30)	(24)
Ending balance	(984)	(896)	(119)

Accumulated Other Comprehensive (Loss) Income:
Beginning balance	(2)	(5)	(1)
Other comprehensive (loss) income	(1)	3	(4)
Ending balance	(3)	(2)	(5)

Total Stockholders' Equity, ending balance	$69	$78	$775

See accompanying notes.

TRINET	63	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities
Net income	$173	$375	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	75	72	64
Amortization of deferred costs	44	40	38
Amortization of ROU asset, lease modification, impairment, and abandonment	11	9	25
Stock based compensation	65	59	62
Accretion of discount rate on lease liabilities	2	2	2
Provision for doubtful accounts	2	3	2
Deferred income taxes	(2)	5	(22)
Losses from disposition of assets	—	1	6
Losses and impairment on investments	(1)	1	18
Impairment of intangibles	25	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	(3)	4
Prepaid expenses, net	(18)	4	19
Other payroll assets	3	(3)	—
Accounts payable and other current liabilities	(7)	(10)	(13)
Client deposits and other client liabilities	(10)	23	—
Accrued wages	(5)	7	14
Accrued health insurance costs, net	(2)	7	—
Accrued workers' compensation costs, net	(11)	(8)	(7)
Payroll taxes payable and other payroll withholdings	(3)	8	2
Operating lease liabilities	(15)	(17)	(17)
Other assets	(52)	(35)	(54)
Other liabilities	7	(1)	(1)
Net cash provided by operating activities	279	539	497
Investing activities
Purchases of marketable securities	(190)	(276)	(410)
Proceeds from sale and maturity of marketable securities	421	286	469
Acquisitions of property and equipment and projects in process	(78)	(75)	(56)
Acquisitions of subsidiaries, net of cash acquired	—	—	(229)
Other Investments	—	(5)	—
Net cash provided by (used in) investing activities	153	(70)	(226)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	139	6	65
Repurchase of common stock	(183)	(1,122)	(523)
Proceeds from issuance of common stock	12	15	11
Payment of long-term financing costs and debt issuance costs	—	(9)	—
Proceeds from issuance of 2031 Notes	—	400	—
Proceeds from revolving credit agreement borrowings	—	695	—
Repayment of borrowings under revolving credit agreement	(110)	(495)	—
Awards effectively repurchased for required employee withholding taxes	(28)	(30)	(24)
Dividends paid	(37)	—	—
Net cash used in financing activities	(207)	(540)	(471)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	225	(71)	(201)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,466	1,537	1,738
End of period	$1,691	$1,466	$1,537
Supplemental disclosures of cash flow information
Interest paid	$59	$25	$18
Income taxes paid, net	76	114	128
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$12	$—	$—
Payable for purchase of property and equipment	$2	$4	$6
Acquisitions of subsidiaries paid in stock	$—	$—	$17

TRINET	64	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
See accompanying notes.

TRINET	65	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
In December 2023, we created a trust ("TriNet Trust") for the purpose of holding HRIS clients' payroll funds for the remittance to HRIS Users, tax authorities and other recipients. TriNet Trust's assets are restricted and can only be used for payments on behalf of HRIS clients, repayments of any advances from TriNet, or payments to TriNet of interest income earned on the balances of TriNet Trust. In the event of any losses, creditors to the Trust have recourse to TriNet Trust's property and not that of TriNet overall. The risks associated with the Trust are similar to those that currently exist for the Company such as banking losses in excess of FDIC insurance levels, interest rate and market conditions.
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

TRINET	66	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table presents the assets and liabilities of TriNet Trust which are included in our consolidated balance sheet. These amounts on any particular date can vary due to timing of cash receipts and remittances.

December 31, 2024
(in millions)	TriNet Trust
ASSETS
Current assets:
Cash and cash equivalents	$1
Restricted cash, cash equivalents and investments	87
Total current assets	88
Total assets	$88
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$1
Accrued wages	18
Payroll tax liabilities and other payroll withholdings	69
Total current liabilities	88
Total liabilities	$88
Reclassifications
Income Statement
Certain prior year amounts on the Consolidated Statement of Income have been reclassified to conform to current period presentation. Specifically, interest income previously included in the former Other income (expense) category is now classified as a component of Total revenue. Similarly, Interest expense, bank fees and other has been reclassified as part of total expenses. These reclassifications eliminate the profitability measure of Operating Income on our Consolidated Statement of Income, which is not a key measure of profitability used by management.
Statement of Cash Flows
Certain prior year amounts on the Consolidated Statement of Cash Flows have also been reclassified to conform to current period presentation, with no impact on the Consolidated Statements of Income and Comprehensive Income, Consolidated Statement of Balance Sheets and Consolidated Statements of Stockholders' Equity. In particular, changes in WSE related assets and liabilities were previously reported within operating activities and are now reclassified into financing activities to better reflect operating activities excluding the impact of client cash flows.

	Year Ended December 31,
	2023			2022
(in millions)	As previously reported	Reclassified amounts	As revised	As previously reported	Reclassified amounts	As revised
Operating activities
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	(1)	(3)	—	4	4
Payroll funds receivable	(72)	72	—	(51)	51	—
Prepaid expenses, net	4	—	4	(2)	21	19
Other payroll assets	(259)	256	(3)	(72)	72	—
Accounts payable and other current liabilities	(8)	(2)	(10)	(13)	—	(13)
Client deposits and other client liabilities	(40)	63	23	9	(9)	—
Accrued wages	77	(70)	7	65	(51)	14
Accrued health insurance costs, net	1	6	7	—	—	—
Accrued workers' compensation costs, net	(12)	4	(8)	(8)	1	(7)
Payroll taxes payable and other payroll withholdings	351	(343)	8	158	(156)	2
Other assets	(38)	3	(35)	(55)	1	(54)
Other liabilities	(7)	6	(1)	(2)	1	(1)
Net cash provided by (used in) operating activities	(5)	(6)	(11)	29	(65)	(36)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	—	6	6	—	65	65
Net cash provided by financing activities	—	6	6	—	65	65
Use of Estimates

TRINET	67	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Payroll and payroll tax processing performance obligations include services to process payroll and payroll tax-related transactions on behalf of our PEO and ASO clients. Revenues associated with this performance obligation are reported as professional service revenues and recognized using an output method in which the promised services are transferred when a client's payroll is processed by us and WSEs and users are paid. Professional service revenues are stated net of the gross payroll and payroll tax amounts funded by our clients. Although we assume the responsibilities to process and remit the payroll and payroll related obligations, we do not assume employment-related responsibilities such as determining the amount of the payroll and related payroll obligations. As a result, we are the agent in this arrangement for revenue recognition purposes.
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

(in millions)	2024	2023
Balance at beginning of period	$7	$75
(+) Accruals	—	—
(-) Distributions to clients	(7)	(68)
Balance at end of period	$—	$7
We generally charge new clients a nominal upfront non-refundable fee to recover our costs to set them up on our TriNet platform for payroll processing and other administrative services, such as benefit enrollments. These fees are accounted for as part of our transaction price and are allocated among the performance obligations based on their relative standalone selling prices.
Client Deposits and Other Client Liabilities

TRINET	68	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Interest Income
We recognize interest income as revenue because the collection and processing of funds held for the benefit of our clients are critical components of providing these services. Interest income is recognized when earned.
Payroll Funds Receivable
For our PEO clients, we recognize WSE payroll and payroll tax liabilities in the period in which the WSEs perform work. When clients' pay periods cross reporting periods, we accrue the portion of the unpaid WSE payroll where we assume, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. These estimated payroll and payroll tax liabilities are recorded in accrued wages. The associated receivables to pay those wages, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as payroll funds

TRINET	69	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
receivable. As of December 31, 2024 and 2023, advance collections included in payroll funds receivable were $171 million and $8 million, respectively.
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives and channel partners that are directly related to new clients onboarded as we expect to recover these costs through future service fees. Such assets are amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, any incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both the initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. The below table summarizes the amounts capitalized and amortized during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Deferred commission expense:
Capitalized	$38	$33	$32
Amortized	38	35	31
Certain commission plans pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We did not have material contract liabilities as of December 31, 2024 and 2023.
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

TRINET	70	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2024, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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

TRINET	71	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of December 31, 2024 and 2023, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $60 million and $58 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2024 and 2023, accrued health insurance costs offsetting prepaid expenses were $90 million and $68 million, respectively.
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
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding debts that are collateralized by certain corporate assets. As of December 31, 2024 and 2023, the weighted-average rate used in discounting the lease liability was 4.9% and 4.2%, respectively.
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
Restricted Cash, Cash Equivalents and Investments
Restricted cash, cash equivalents and investments presented on our consolidated balance sheets include:
•cash and cash equivalents in trust accounts functioning as security deposits for our insurance carriers,
•payroll funds collected representing cash collected in advance from clients which we designate as restricted for the purpose of funding WSE and ASO User payroll and payroll taxes and other payroll related liabilities, and
•amounts held in trust for current and future premium and claim obligations with our insurance carriers, which amounts are held in trust according to the terms of the relevant insurance policies and by the local insurance regulations of the jurisdictions in which the policies are in force.
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

TRINET	72	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was immaterial at December 31, 2024 and 2023.
Other Payroll Assets and Payroll Tax Liabilities and Other Payroll Withholdings
Included in other payroll assets are expected payroll tax refunds for which we have filed payroll tax returns claiming the refund with the IRS. Included in these receivables are ERTC and other credits that we have filed returns for wages paid to our WSE’s meeting the requirements under the ERTC. When we file a claim for a refund that will be passed on to our clients, we recognize a corresponding liability that is recognized in payroll tax liabilities and other payroll withholdings. We also have receivables from the IRS for ERTC claims where we have distributed portions of the receivables to our clients. As of December 31, 2024 and 2023, total ERTC receivables are $831 million and $311 million, respectively. Of this amount $72 million and $68 million have been distributed to our clients as of December 31, 2024 and 2023, respectively.
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

TRINET	73	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. Based on the results of our reviews, we recognized an impairment loss of $24 million on intangible assets in the results of operation for the year ended December 31, 2024. No impairment loss was recognized in the results of operations for the years ended December 31, 2023 and 2022.
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
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $20 million, $37 million, and $29 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

TRINET	74	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
No client accounted for more than 10% of total revenues in the years ended December 31, 2024, 2023 and 2022. Bad debt expense, net of recoveries was $3 million, $3 million and $2 million for the years ended December 31, 2024, 2023, and 2022.
Recent Accounting Pronouncements
Recently issued accounting guidance
Disaggregation of Income Statement Expenses
In December 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, is to enhance the transparency and decision-usefulness of financial reporting by requiring public business entities to provide more detailed disclosures about the components of certain expense captions in their income statements. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2027. The Company is currently evaluating the provisions of this ASU.
Income Taxes
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements. The ASU mandates additional details in the income tax rate reconciliation, including quantitative thresholds for reconciling items, and requires disaggregation of income taxes paid by federal, state, and foreign jurisdictions, with further breakdowns for significant individual jurisdictions. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of this ASU.

TRINET	75	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Recently adopted accounting guidance
Segment Reporting
In the year ended December 31, 2024, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. As a result of this adoption, the Company now discloses segment expenses that are significant and regularly provided to the CODM. Additionally, the Company includes disclosures about the title and position of the CODM and how segment profit or loss information is utilized to assess performance and allocate resources. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows but enhanced the disclosure of its segment reporting disclosures. Refer to Note 17 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
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
Our total cash, cash equivalents and investments are summarized below:

	December 31, 2024			December 31, 2023
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$360	$—	$360	$287	$—	$287
Investments	—	—	—	—	65	65
Restricted cash, cash equivalents and investments
Payroll funds collected	1,131	—	1,131	1,067	—	1,067
Collateral for health benefits claims	34	110	144	31	113	144
Collateral for workers' compensation claims	49	—	49	54	2	56
Trust for our HRIS Users	87	—	87	—	—	—
Other security deposits	2	—	2	2	—	2
Total restricted cash, cash equivalents and investments	1,303	110	1,413	1,154	115	1,269
Investments, noncurrent	—	—	—	—	143	143
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	28	117	145	25	133	158
Other security deposits	—	—	—	—	—	—
Total	$1,691	$227	$1,918	$1,466	$456	$1,922

TRINET	76	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS

The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2024 and December 31, 2023 and the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2024
Cash equivalents:
Money market mutual funds	Level 1	$570	$—	$—	$570	$257	$—	$313
U.S. treasuries	Level 2	1	—	—	1	—	—	1
Total cash equivalents		571	—	—	571	257	—	314
AFS Investments:
Asset-backed securities	Level 2	—	—	—	—	—	—	—
Corporate bonds	Level 2	35	—	—	35	—	—	35
Agency securities	Level 2	18	—	(1)	17	—	—	17
U.S. treasuries	Level 2	176	—	(2)	174	—	—	174
Certificate of deposit	Level 2	1	—	—	1	—	—	1
Other debt securities	Level 2	—	—	—	—	—	—	—
Total AFS Investments		$230	$—	$(3)	$227	$—	$—	$227

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2023
Cash equivalents:
Money market mutual funds	Level 1	$183	$—	$—	$183	$96	$—	$87
U.S. treasuries	Level 2	7	—	—	7	5	—	2
Total cash equivalents		190	—	—	190	101	—	89
AFS Investments:
Asset-backed securities	Level 2	41	—	(1)	40	—	40	—
Corporate bonds	Level 2	135	1	—	136	—	103	33
Agency securities	Level 2	40	—	(1)	39	—	10	29
U.S. treasuries	Level 2	231	1	(1)	231	—	47	184
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Other debt securities	Level 2	8	—	—	8	—	8	—
Total AFS Investments		$457	$2	$(3)	$456	$—	$208	$248
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

TRINET	77	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The carrying value of the Company's cash equivalents and restricted cash equivalents approximate their fair values due to their short-term maturities.

We did not have any Level 3 financial instruments recognized in our balance sheets as of December 31, 2024 and December 31, 2023. There were no transfers between levels as of December 31, 2024 and December 31, 2023.

Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	December 31, 2024
One year or less	$21
Over one year through five years	199
Over five years through ten years	5
Over ten years	2
Total fair value	$227
The gross proceeds from sales and maturities of AFS securities for the years ended December 31, 2024, 2023, and 2022 are presented below.

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross realized gains	$2	$—	$—
Gross realized losses	(1)	(1)	(18)
Gross proceeds from sales	287	150	227
Gross proceeds from maturities	135	137	253
Total	$423	$286	$462
Unrealized Losses on AFS Investments
Unrealized losses on fixed income securities are principally caused by changes in market interest rates and the financial condition of the issuer. In analyzing an issuer's financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by credit rating agencies have occurred, and industry analysts' reports. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Gross unrealized losses were immaterial at December 31, 2024 and December 31, 2023.

Fair Value of Long-Term Debt
The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement. As of December 31, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $453 million and $408 million, respectively. As of December 31, 2023, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $443 million and $414 million, respectively.
Our 2021 Revolver is a floating rate debt. At December 31, 2024, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

TRINET	78	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(in millions)	December 31, 2024	December 31, 2023
Office equipment, including data processing equipment	$22	$37
Leasehold improvements	18	19
Furniture, fixtures, and equipment	10	14
Projects in progress	—	2
Total	50	72
Less: Accumulated depreciation	(37)	(55)
Less: Impairments (1)	$(3)	—
Property and equipment, net	$10	$17
(1)    Amount includes impairment of leasehold improvements in leased office space that we have exited. Refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Depreciation of property and equipment was $7 million, $9 million, and $10 million for years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 5. GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS, NET
Changes in goodwill for the years ended December 31, 2024 and 2023 are as follows:

(in millions)	Amount
Balance at December 31, 2022	$462
Additions	—
Balance at December 31, 2023	$462
Impairment	(1)
Balance at December 31, 2024	$461
As part of our 2024 restructuring discussed in Note 16, we have classified approximately $7 million of assets and an immaterial amount of liabilities as held for sale and compared the carrying value of those assets to their estimated fair value, which is based on their estimated selling price. This resulted in a $1 million goodwill impairment for 2024.
The following summarizes software and other intangible assets:

		December 31, 2024				December 31, 2023
(in millions)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangibles:
Software	4 years	423	(303)	—	120	350	(255)	95
Customer relationships	3 years	45	(20)	(24)	1	49	(18)	31
Developed technology	6 years	65	(30)	—	35	65	(19)	46
Total		$533	$(353)	$(24)	$156	$464	$(292)	$172
Amortization of intangible assets during the years ended December 31, 2024, 2023 and 2022 was $68 million, $63 million and $54 million, respectively. We evaluate the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the estimated remaining useful life. In 2024, in connection with our restructuring discussed in Note 16, we recognized an impairment charge of $24 million related to customer relationships assets, which was classified in G&A in our Consolidated statement of income and comprehensive income. This impairment charge was determined using a discounted cash flows model and Level 3 fair value inputs related to the expected attrition rate of the cohort of clients acquired in previous business combinations. There were no impairment charges recognized for the years ended December 31, 2023, and 2022.

TRINET	79	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes our capitalized internally developed software costs and related depreciation expense.

	Year Ended December 31,
(in millions)	2024	2023	2022
Capitalized internally developed software costs	78	69	48
Depreciation expense for capitalized internally developed software costs	48	42	35
Expense related to intangibles amortization in future periods as of December 31, 2024 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2025	$54
2026	41
2027	28
2028	13
2029	10
2030 and thereafter	4
Total	$150
NOTE 6. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Total accrued costs, beginning of year	$175	$189	$198
Incurred
Current year	54	66	68
Prior years	(26)	(36)	(32)
Total incurred	28	30	36
Paid
Current year	(9)	(10)	(10)
Prior years	(36)	(34)	(35)
Total paid	(45)	(44)	(45)
Total accrued costs, end of year	$158	$175	$189
The following tables summarize workers' compensation liabilities on the consolidated balance sheets:

(in millions)	December 31, 2024	December 31, 2023
Total accrued costs, end of year	$158	$175
Collateral paid to carriers and offset against accrued costs	(4)	(5)
Total accrued costs, net of carrier collateral offset	$154	$170

Payable in less than 1 year (net of collateral paid to carriers of $1 as of December 31, 2024 and 2023)	$44	50
Payable in more than 1 year (net of collateral paid to carriers of $3 and $4 as of December 31, 2024 and 2023, respectively)	110	120
Total accrued costs, net of carrier collateral offset	$154	$170

TRINET	80	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the years ended December 31, 2024, 2023 and 2022, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of December 31, 2024 and 2023, we had $26 million and $32 million of collateral held by insurance carriers of which $4 million and $5 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 7. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 5 years. As of December 31, 2024, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
In 2024, the Company executed an operating lease agreement to lease new office space in Hyderabad, India. The lease commenced in the third quarter of 2024 and expires in 2029.
We recognized operating lease expense of $15 million, $11 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and 2023, we recognized $5 million and $6 million, respectively, of lease impairment due to the closing of several offices.
As of December 31, 2024 and 2023, the weighted average remaining lease term on our operating leases was 3.8 years. Future minimum lease payments as of December 31, 2024 were as follows:

(in millions)	December 31, 2024
2025	$14
2026	10
2027	9
2028	8
2029	2
2030 and thereafter	—
Total future minimum lease payments	$43
Less: imputed interest	(4)
Total operating lease liabilities	$39
Current portion	13
Non-current portion	26

TRINET	81	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 8. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT BORROWINGS
The following table summarizes our long-term debt and revolving credit agreement borrowings as of December 31, 2024 and 2023.

(Dollars in millions)	Annual contractual interest rate	Effective interest rate	Principal amount	Deferred issuance costs	Less: current portion	Long-term debt, noncurrent
						December 31, 2024	December 31, 2023

2021 Revolver	5.67%	6.42%	$90	$—	$(75)	$15	$91
2029 Notes	3.50%	3.67%	$500	$(3)	$—	$497	$497
2031 Notes	7.13%	7.30%	$400	$(4)	$—	$396	$396
In March 2023, as a precaution to ensure we maintained liquidity during the uncertainty of the banking crisis that followed the failure of Silicon Valley Bank, we drew down the available $495 million of capacity under our 2021 Revolver. As concerns about market liquidity subsided, we repaid $200 million in March and the remaining $295 million in April. In September of 2023, we drew down $200 million of this revolver to partially fund our third quarter of 2023 share repurchases. In 2024, we repaid $110 million of the outstanding balance.
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

TRINET	82	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
for 2024 borrowings under our 2021 Revolver was 5.669% - 6.398%. As of December 31, 2024, we had remaining capacity of $606 million under our 2021 Revolver.
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement, 2029 Notes and 2031 Notes at December 31, 2024.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Contingencies
We are and, from time to time, have been and may in the future become involved in various litigation matters, legal proceedings, regulatory investigations and claims arising in the ordinary course of our business, including disputes with our clients or various class action, collective action, representative action, and other proceedings arising from the nature of our co-employment relationship with our clients and WSEs in which we are named as a defendant. In addition, due to the nature of our co-employment relationship with our clients and WSEs, we could be subject to liability for federal and state law violations, even if we do not participate in such violations. While our agreements with our clients contain indemnification provisions related to the conduct of our clients, we may not be able to avail ourselves of such provisions in every instance. We have accrued our current best estimates of probable losses with respect to these matters, which are individually and in aggregate immaterial to our consolidated financial statements.
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
NOTE 10. STOCK BASED COMPENSATION
Equity Based Incentive Plans
Our 2019 Equity Incentive Plan and as amended and restated (the 2019 Plan), approved in May 2019, provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. There were approximately 5 million shares available for grant under the 2019 Plan as of December 31, 2024.
The 2009 Equity Incentive Plan (the 2009 Plan), was replaced by the 2019 Plan, except that any outstanding awards granted under the 2009 Plan remain in effect pursuant to their terms.
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned may range from 0% to 200% of the target award. Performance-based awards granted in 2024, 2023 and 2022 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting.

TRINET	83	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following tables summarize RSU activity for the year ended December 31, 2024:
Time-based RSUs

	Total Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	1,229,202	$80.88
Granted	591,514	121.65
Vested	(625,117)	86.72
Forfeited	(95,598)	94.66
Nonvested at December 31, 2024	1,100,001	$97.21

	Year Ended December 31,
Additional Disclosures for equity-based plans	2024	2023	2022
Total grant date fair value of shares granted (in millions)	$72	$60	$85
Total grant date fair value of shares vested (in millions)	$54	$47	$42
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	216,523	213,569	204,191
Performance-based RSUs

	Total Number Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	223,011	$81.08
Granted	138,882	124.48
Vested	(133,620)	81.98
Forfeited	(48,366)	97.18
Nonvested at December 31, 2024	179,907	$106.50

	Year Ended December 31,
Additional Disclosures for equity-based plans	2024	2023	2022
Total grant date fair value of shares granted (in millions) (1)	$17	$14	$20
Total grant date fair value of shares vested (in millions)	$11	$14	$17
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	64,290	74,923	119,901
(1)    Amount includes fair value of finalized additional grant related to the most recently ended performance period.
Employee Stock Purchase Plan
Our 2014 Employee Stock Purchase Plan (ESPP) offers eligible employees an option to purchase shares of our common stock through payroll deductions. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. The plan is considered to be a compensatory plan. As of December 31, 2024, approximately 5 million shares were reserved for future issuances under the ESPP.
In applying the Black Scholes option valuation model for the ESPP options, we use the following assumptions:

TRINET	84	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

	Year Ended December 31,
(in millions)	2024	2023	2022
Expected Term (in Years)	0.5	0.5	0.5
Expected Volatility	28-37%	29-35%	21-39%
Risk-Free Interest Rate	4.4-5.4%	5.3-5.4%	0.7-4.5%
Expected Dividend Yield	1%	0%	0%
Shares Issued under ESPP	148,157	175,446	158,134
Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of providing services	$16	$14	$13
Sales and marketing	12	8	7
General and administrative	31	33	38
Systems development and programming costs	6	4	4
Total stock based compensation expense	$65	$59	$62
Total stock based compensation capitalized	$3	$3	$1
Income tax benefit related to stock based compensation expense	$14	$13	$13
Tax benefit realized	$15	$19	$14
The table below summarizes unrecognized compensation expense for the year ended December 31, 2024 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested time based RSUs	$96	2.31
Nonvested performance based RSUs	3	1.67
NOTE 11. STOCKHOLDERS' EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Shares issued and outstanding, beginning balance	50,664,471	60,555,661	65,968,224
Issuance of common stock from vested restricted stock units	758,737	774,579	841,861
Issuance of common stock from exercise of stock options	8,208	182,067	116,592
Issuance of common stock for employee stock purchase plan	148,157	175,446	158,134
Issuance of common stock for the acquisition of Zenefits	—	—	193,221
Repurchase of common stock	(1,771,254)	(10,734,790)	(6,398,279)
Awards effectively repurchased for required employee withholding taxes	(280,813)	(288,492)	(324,092)
Shares issued and outstanding, ending balance	49,527,506	50,664,471	60,555,661

TRINET	85	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity (retained deficit).
The following table summarizes the share repurchases under this program for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Total cost (in millions)	$182	$1,112	$519
Total shares	1,771,254	10,734,790	6,398,279
Average price per share	$102.84	$103.59	$81.07
As of December 31, 2024, $251 million remains available for repurchase under all authorizations approved by the board of directors.
Dividends
In February 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $13 million, which was paid in April 2024. In June 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, which was paid in July 2024. In September 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of approximately $12 million, which was paid in October 2024. In December 2024, our board of directors authorized a dividend of $0.25 per share for an aggregate amount of $12 million, which will be paid in the first quarter of 2025.

TRINET	86	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 12. INCOME TAXES
Provision for Income Taxes
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax year 2019 and subsequent years. The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$50	$96	$112
State	4	24	36
Foreign	—	2	—
Total Current	54	122	148
Deferred:
Federal	(2)	1	(17)
State	1	3	(6)
Foreign	—	—	2
Total Deferred	(1)	4	(21)
Total	$53	$126	$127
The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2024			2023			2022
(in millions, except percent)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
	$226			$501			$482
U.S. federal statutory tax rate		$48	21%		$105	21%		$101	21%
State income taxes, net of federal benefit		14	6		34	7		34	7
Tax rate change		—	—		1	—		—	—
Nondeductible meals, entertainment and penalties		2	1		2	—		3	1
Stock based compensation		3	2		(2)	—		3	1
Uncertain tax positions		1	—		—	—		—	—
Tax credits		(7)	(3)		(6)	(1)		(8)	(2)
State and tax return to provision adjustments		(8)	(4)		(11)	(2)		(9)	(2)
Other		—	—		3	—		3	—
Total		$53	23%		$126	25%		$127	26%
Our effective income tax rate decreased by 2% to 23% in 2024 from 25% in 2023. The decrease in the rate was primarily attributable to an increase in tax benefits related to excludable income for state tax purposes and tax credits, offset by a decrease in tax benefits for stock based compensation.
Global tax developments from the Organization for Economic Cooperation and Development proposes implementation of a global minimum tax under the Pillar Two model rules. Management has determined this development applicable to multinational businesses does not have a material impact to our business, cash flows, or financial results.

TRINET	87	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2024	2023
Deferred tax assets:
Net operating losses (federal and state)	$5	$6
Accrued expenses	15	18
Accrued workers' compensation costs	9	9
Recovery credit	—	2
Operating lease liabilities	9	11
Stock based compensation	2	2
Tax benefits relating to uncertain positions	1	1
Tax credits (federal, state and foreign)	8	7
Section 174 Capitalized R&D	18	21
Other	3	2
Total	70	79
Valuation allowance	(8)	(8)
Total deferred tax assets	62	71
Deferred tax liabilities:
Depreciation and amortization	(35)	(48)
Prepaid commission expenses	(28)	(26)
Operating lease right-of-use assets	(5)	(5)
Total deferred tax liabilities	(68)	(79)
Net deferred tax liabilities	$(6)	$(8)
As of December 31, 2024 and 2023, we have federal net operating loss of $1 million which can be carried forward indefinitely. We have capital loss carryforwards of $3 million which will expire in 2027. As of December 31, 2024 and 2023, we have various gross state net operating loss carryforwards of $82 million and $91 million, respectively, most of which, if unused, will expire in years 2025 through 2044. As of December 31, 2024 and 2023, we have state tax credit carryforwards (net of federal benefit) of $5 million that will begin expiring in 2026. In addition, Canada tax credit carryforwards of $2 million will begin expiring in 2037.
Valuation Allowance
We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, related to state tax credits, state net operating loss and capital loss carryforwards. A reconciliation of the beginning and ending amount of the valuation allowance is presented in the table below:

	Year Ended December 31,
(in millions)	2024	2023	2022
Valuation allowance at January 1	$8	$8	$5
Charged to net income	—	—	3
Valuation allowance at December 31	8	8	8

TRINET	88	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) related to uncertain income tax provisions, which would affect the effective tax rate if recognized, is presented in the table below:

	Year Ended December 31,
(in millions)	2024	2023	2022
Unrecognized tax benefits at January 1	$7	$7	$7
Additions for tax positions of prior periods	1	—	—
Additions for tax positions of current period	2	2	2
Reductions for tax positions of prior period:
Lapse of applicable statute of limitations	(2)	(2)	(2)
Unrecognized tax benefits at December 31	$8	$7	$7
As of December 31, 2024 and 2023, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties, is included in other non-current liabilities on the consolidated balance sheets.
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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net income	$173	$375	$355
Weighted average shares of common stock outstanding	50	57	63
Basic EPS	$3.47	$6.61	$5.66

Net income	$173	$375	$355
Weighted average shares of common stock outstanding	50	57	63
Dilutive effect of stock options and restricted stock units	—	—	1
Weighted average shares of common stock outstanding	50	57	64
Diluted EPS	$3.43	$6.56	$5.61

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	2
NOTE 14. 401(k) PLAN
The Company maintains a defined contribution 401(k) plan for the benefit of corporate employees. Under our 401(k) plan, eligible employees may elect to contribute based on their eligible compensation. The Company matches a portion of employee contributions, which amounted to $17 million, $17 million, and $14 million for the years ended December 31, 2024, 2023, and 2022, respectively.
We also maintain multiple employer defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.

TRINET	89	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 15. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically equity investment firm clients on which a board member serves in an executive role, an equity investment by those firms in a client/vendor company, or other clients/vendors on which our executive officer or board member serves as a member of the client/vendor company's board of directors. We have received $13 million, $12 million, and $16 million in total revenues from such related parties during the years ended December 31, 2024, 2023 and 2022, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $5 million, $3 million, and $2 million during the years ended December 31, 2024, 2023 and 2022, for services we received, respectively.

TRINET	90	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 16. RESTRUCTURING
During the fourth quarter of 2024, we completed a detailed review of our strategy and made several decisions that will narrow and intensify our focus on our U.S. PEO business. This will include winding down the software-only HRIS product as well as other immaterial products not directly related to our U.S. PEO business. In place of our software-only HRIS product, we will focus our ASO services to include both the software component, but also a significant service component similar to the types of services we provide to PEO clients.
In conjunction with this adjustment to our product offerings, we have implemented changes to our operating expense structure, including our staffing and office footprint.
As part of the restructuring initiatives, the Company incurred the charges show in the following table. These expenses are classified in G&A in our Consolidated statement of income and comprehensive income.

Year Ended December 31,
(in millions)	2024
Cash restructuring costs:
Severance costs	$14
Professional fees	3
Total cash restructuring costs	17

Non-cash restructuring costs:
Intangible asset and goodwill impairments	25
Fixed asset and ROU impairments	7
Total non-cash restructuring costs	32
Total restructuring costs	$49
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of changes in accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

Year Ended December 31,
(in millions)	2024
Accounts payable and other current liabilities	1
Accrued wages	14
Balance at December 31, 2024	$15
We expect to make payments for these liabilities during 2025. We expect the restructuring efforts to continue through 2026 and may recognize additional expenses as they are incurred.
NOTE 17. SEGMENT INFORMATION
We operate in one reportable segment. Our chief operating decision maker for segment reporting purposes is our CEO, who uses the profitability and significant expense detail to allocate resources and assess performance based on key functions such as customer acquisition, customer service, and indirect costs.
The primary measure of profit or loss that the CEO uses is net income. The significant expenses used in these profit or loss reports align with the primary functions of the corresponding teams, with the exception of non-cash expenses such as depreciation, amortization and stock based compensation as these expenses are not necessarily indicative of our ongoing operations. In this expense reporting methodology, overhead-type expenses, such as facilities and technology support for colleagues, are classified consistent with the primary function of the corresponding teams and not allocated to other significant expenses.

TRINET	91	2024 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The table below provides the primary measure of profitability and detail regarding the significant expenses reviewed by our CEO.

	Year Ended December 31,
(in millions)	2024	2023	2022
Professional service revenues	$765	$756	$754
Insurance service revenues	4,224	4,166	4,131
Interest income	64	72	22
Total revenues	5,053	4,994	4,907
Workers' compensation costs	61	68	81
Health insurance costs	3,736	3,445	3,382
Sales & marketing	259	254	226
Client support costs	184	186	192
Corporate administration	146	165	191
System support & development	190	187	151
Depreciation and amortization of intangible assets	75	72	64
Stock based compensation	65	59	62
Other	49	17	37
Interest expense, bank fees and other	62	40	39
Income Taxes	53	126	127
Net Income	173	375	355
Other includes certain costs that are considered non-recurring such as restructuring costs and transaction and integration costs related to acquisitions in previous years.

TRINET	92	2024 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 in ensuring that
i.information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and
ii.such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On November 26, 2024, Paul Chamberlain, a member of the Board of Directors, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Chamberlain Plan”). The first possible trade date under the Chamberlain Plan is February 25, 2025, and the end date of the Chamberlain Plan is November 26, 2025 (subject to customary exceptions), for a duration of one year. The aggregate number of shares currently expected to be sold pursuant to the Chamberlain Plan is 2,400.

TRINET	93	2024 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

TRINET	94	2024 FORM 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS	Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of our employees, executive officers and directors, including those executive officers responsible for financial reporting. Our Code is available on our website: investor.trinet.com/investor-relations. We intend to disclose any amendments to this Code or any waivers of its requirements on our website to the extent permitted or required by applicable SEC rules or stock exchange requirements.
Other information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

TRINET	95	2024 FORM 10-K

FINANCIAL STATEMENT SCHEDULES	Table of Contents

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
Item 16. Form 10-K Summary.
None.

TRINET	96	2024 FORM 10-K

EXHIBITS	Table of Contents
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023

3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36373	4.2	2/13/2020

4.3	Indenture, dated February 26, 2021, among the Company, the guarantors listed therein and U.S. Bank National Association, as trustee.	8-K	001-36373	4.1	2/26/2021

4.4	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust company, National Association, as trustee.	8-K	001-36373	4.1	8/16/2023

4.5	Form of 3.500% Senior Notes due 2029 (included in exhibit 4.3).	8-K	001-36373	4.2	2/26/2021

4.6	Form of 7.125% Senior Notes due 2031 (included in exhibit 4.1)	8-K	001-36373	4.2	8/16/2023

4.7	Credit Agreement dated as of February 26, 2021, among TriNet USA, Inc. as Holdings, the lenders from time-to-time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-36373	10.1	2/26/2021

4.8	Third Amendment, dated as of May 22, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties thereto, the lenders party thereto and the Administrative Agent.	8-K	001-36373	4.1	5/26/2023

4.9	Fourth Amendment, dated as of August 16, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties thereto, the lenders party thereto and the Administrative Agent.	8-K	001-36373	10.1	8/16/2023

4.10	First Supplemental Indenture, dated August 16, 2023, to Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023

10.1*	Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.3	3/14/2014

10.2*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	S-1/A	333-192465	10.4	3/4/2014

10.3*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.1	4/30/2018

TRINET	97	2024 FORM 10-K

EXHIBITS	Table of Contents

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.4*	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2009 Equity Incentive Plan.	10-Q	001-36373	10.2	4/29/2019

10.5*	TriNet Group, Inc. Amended and Restated 2019 Equity Incentive Plan.	DEF-14A	001-36373	Appendix A	4/12/2022

10.6*	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of January 15, 2020.	10-Q	001-36373	10.4	4/28/2020

10.7*	Form of Restricted Stock Unit Grant Notice under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2021.	10-Q	001-36373	10.4	4/26/2021

10.8*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 4, 2020.	10-Q	001-36373	10.5	4/26/2021

10.9*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.10*	2015 Executive Bonus Plan.	8-K	001-36373	N/A	3/11/2015

10.11*	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-36373	10.2	7/26/2023

10.12*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.13	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.14*	Employment Agreement, dated November 9, 2009, between Burton M. Goldfield and TriNet Group, Inc.	S-1/A	333-192465	10.9	2/13/2014

10.15*	Amended and Restated Employment Agreement, dated March 28, 2022, by between Samantha Wellington and TriNet USA, Inc.	8-K	001-36373	10.1	3/29/2022

10.16*	Transition Agreement, dated February 13, 2024, between TriNet Group, Inc. and Burton M. Goldfield	8-K	001-36373	10.2	2/15/2024

10.17*	Employment Agreement dated August 13, 2020, between TriNet Group, Inc. and Kelly Lee Tuminelli.	10-Q	001-36373	10.1	10/26/2020

10.18*	Executive Employment Agreement, dated June 14, 2022, by and between Jay Venkat and TriNet USA, Inc.	8-K	001-36373	10.1	6/15/2022

10.19*	Amended and Restated Employment Agreement, dated November 15, 2022, by and between Alex Warren and TriNet USA, Inc.	10-K	001-36373	10.20	2/15/2023

10.20*	Employment Agreement, dated February 12, 2024 between TriNet Group, Inc. and Michael Q. Simonds	8-K	001-36373	10.1	2/15/2024

TRINET	98	2024 FORM 10-K

EXHIBITS	Table of Contents

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.21*	Employment Agreement, dated July 1, 2024, between TriNet USA, Inc. and Anthony Shea Treadway	10-Q	001-36373	10.1	10/25/2024

10.22*	Employment Agreement, dated September 4, 2024 between TriNet USA, Inc. and Sidney Majalya	10-Q	001-36373	10.2	10/25/2024

10.23*	Employment Agreement, dated June 6, 2022, between TriNet USA, Inc. and Jeffery Hayward	10-Q	001-36373	10.3	10/25/2024

10.24*	TriNet Group, Inc. Amended and Restated Executive Compensation Clawback Policy	10-Q	001-36373	10.1	7/26/2023

10.25	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

10.26	Amendment No. 1 to the Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 13, 2023	10-K	001-36373	10.22	2/15/2023

10.27	Repurchase Agreement by and between TriNet Group, Inc. and AGI-T, L.P., dated as of July 30, 2023	8-K	001-36373	10.1	7/31/2023

10.28*	Transition Agreement, dated June 3, 2024, between TriNet Group, Inc. and Alexander Warren					X

10.29*	Employment Agreement, dated June 24, 2024, between TriNet USA, Inc. and Timothy Nimmer					X

19.1	TriNet Group, Inc. Insider Trading and Material Nonpublic Information Policy					X

21.1	List of Subsidiaries					X

24.1	Power of Attorney (included on the signature page of this report)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.SCHCAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.					X

TRINET	99	2024 FORM 10-K

EXHIBITS	Table of Contents

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
101.CALDEF	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document.					X

101.DEFLAB	Inline XBRL Taxonomy Extension Definition Label Linkbase Document.					X

101.LABPRE	Inline XBRL Taxonomy Extension Label Presentation Linkbase Document.					X

101.PRE104	XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (embedded with the Inline XBRL document).					X

*	Constitutes a management contract or compensatory plan or arrangement.
**	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	100	2024 FORM 10-K

SIGNATURES	Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of February 13, 2025.

TRINET GROUP, INC.

Date: February 13, 2025	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: February 13, 2025	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Q. Simonds and Kelly Tuminelli, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

TRINET	101	2024 FORM 10-K

SIGNATURES	Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Q. Simonds	Chief Executive Officer (principal executive officer)	February 13, 2025
Michael Q. Simonds

/s/ Kelly Tuminelli	Chief Financial Officer (principal financial officer and principal accounting officer)	February 13, 2025
Kelly Tuminelli

/s/ Michael J. Angelakis	Director	February 13, 2025
Michael J. Angelakis

/s/ Paul Chamberlain	Director	February 13, 2025
Paul Chamberlain

/s/ Ralph Clark	Director	February 13, 2025
Ralph Clark

/s/ Maria Contreras-Sweet	Director	February 13, 2025
Maria Contreras-Sweet

/s/ David C. Hodgson	Director	February 13, 2025
David C. Hodgson

/s/ Dr. Jacqueline Kosecoff	Director	February 13, 2025
Dr. Jacqueline Kosecoff

/s/ Wayne B. Lowell	Director	February 13, 2025
Wayne B. Lowell

/s/ Myrna Soto	Director	February 13, 2025
Myrna Soto

/s/ Brian Evanko	Director	February 13, 2025
Brian Evanko

TRINET	102	2024 FORM 10-K