Form 10-Q
period 2025-03-31
TRINET GROUP, INC.
filed 2025-04-25
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 18, 2025 was 48,399,165.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2025

TRINET	2	2025 Q1 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently on August 16, 2023.
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERP	Enterprise resource planning
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected
PSR	Professional service revenues
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit
S&M	Sales and marketing
SaaS	Software as a Service
S&P	Standard & Poor's
SD&P	Systems development and programming

TRINET	3	2025 Q1 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TriNet Clarus R+D	Clarus R+D Solutions, LLC, which was sold in the first quarter of 2025
TriNet Trust	Trust which was created for the purpose of holding funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO

TRINET	4	2025 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our ability to successfully diversify our overall service and technology offerings to support SMBs throughout their lifecycle; our plans and ability to grow our client base; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the impact of planned improvements to our technology platform and whether it will meet the needs of our current clients and attract new ones; our ability to improve operating efficiencies; our strategic realignment and related restructuring initiatives; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles; the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; the payment of dividends of $0.275 per share in the second quarter of 2025; fluctuations in the period-to-period timing of when we incur certain operating expenses; the impact of increases and decreases in interest rates on our investments and borrowings; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025 (our 2024 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Form 10-K, those appearing under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and those appearing in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; our inability to realize or sustain the expected benefits from our business realignment initiatives; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of discontinuing our discretionary credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to comply with evolving data privacy, AI and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to keep pace with changes in technology or provide timely enhancements to our solutions and support; risks associated with our international operations; our ability to operate a business subject to numerous complex laws; changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state, and local levels; our ability to be recognized as an employer of worksite employees and for our benefits plans

TRINET	5	2025 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	6	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We deliver our services primarily through our PEO services that we provide via our co-employment model, and to a lesser extent, through our ASO-only services, which provides payroll processing, HR administration and compliance management solutions outside of the co-employment model.
Operational Highlights
Our consolidated results for the quarter ended March 31, 2025 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
So far in 2025, we:
•continued to grow our total revenues, supported primarily by growth in ISR,
•made progress on the strategic restructuring initiatives to focus our business on our core value proposition, growing ASO, and the efficiency and effectiveness of our operations, including the sale of TriNet Clarus R+D,
•demonstrated disciplined expense management, in light of rising insurance costs,
•announced plans to establish a new corporate center in Atlanta, Georgia over the next five years, and
•declared common stock dividends of $0.275 per share, up 10%, to be paid in April 2025.
Performance Highlights
Our results for the quarter ended March 31, 2025, when compared to the same period of 2024, are noted below:
Q1 2025

$1.3B		$115M		88%
Total revenues		Income before tax		Insurance cost ratio
1%	increase	(7)%	decrease	2%	increase

$85M		$1.71		$99M
Net income		Diluted EPS		Adjusted Net income *
(7)%	decrease	(4)%	decrease	(11)%	decrease

340,744		339,625
Average WSEs		Total WSEs
(2)%	decrease	(3)%	decrease

Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
Our total revenues increased by 1% in the first quarter of 2025, compared to the same period in 2024, driven primarily by insurance services rate increases, partially offset by lower Average co-employed WSEs.
During the first quarter of 2025, our Average WSEs and Total WSEs decreased by 2% and 3%, respectively, compared to the same period in 2024, primarily due to WSE decreases in our Technology, Professional Services, Main Street, and Life Sciences verticals.

TRINET	7	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Our results are highly influenced by health care cost and utilization trends. Our ICR in the first quarter of 2025 was 2 points higher compared to the same period in 2024, driven by more severe medical service utilization, higher rates paid for services, and increasing specialty drug utilization which collectively outpaced the rates we charge our clients.
Higher insurance costs, partially offset by higher revenues and lower expenses, resulted in decreases of net income and Adjusted Net income of 7% and 11%, respectively, in the first quarter of 2025, as compared to the same period in 2024.
Results of Operations
The following table summarizes our results of operations for the first quarter ended March 31, 2025, when compared to the same period of 2024. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2024 Form 10-K.

	Three Months Ended March 31,
(in millions, except operating metrics data)	2025	2024	% Change
Income Statement Data:
Professional service revenues	$209	$214	(2)%
Insurance service revenues	1,065	1,050	1
Interest income	18	18	—
Total revenues	1,292	1,282	1
Insurance costs	942	907	4
Operating expenses	221	235	(6)
Interest expense, bank fees and other	14	16	(13)
Total costs and operating expenses	1,177	1,158	2
Income before tax	115	124	(7)
Income taxes	30	33	(9)
Net income	$85	$91	(7)%

Cash Flow Data:
Net cash provided by operating activities	95	91	4
Net cash used in investing activities	(8)	(47)	(83)
Net cash used in financing activities	(494)	(243)	103%

Non-GAAP measures (1):
Adjusted EBITDA	162	180	(10)
Adjusted Net income	99	111	(11)

Operating Metrics:
Insurance Cost Ratio	88%	86%	2
Average WSEs	340,744	348,164	(2)
Total WSEs	339,625	351,919	(3)
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of March 31, 2025 compared to December 31, 2024.

(in millions)	March 31, 2025	December 31, 2024	% Change
Balance Sheet Data:
Cash and cash equivalents	$349	$360	(3)%
Working capital	211	199	6%
Total assets	3,775	4,119	(8)
Debt	983	983	—
Total stockholders’ equity	63	69	(9)

TRINET	8	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock based compensation expense,
- amortization of intangible assets, net,
- non-cash interest expense,
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
(1)    Non-GAAP effective tax rate is 25.0% and 25.6% for the first quarters of 2025 and 2024, respectively, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	9	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$85	$91
Provision for income taxes	30	33
Stock based compensation	13	20
Interest expense, bank fees and other	14	16
Depreciation and amortization of intangible assets	17	18
Amortization of cloud computing arrangements	2	2
Restructuring costs	1	—
Adjusted EBITDA	$162	$180
Adjusted EBITDA Margin	12.6%	14.2%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$85	$91
Effective income tax rate adjustment	1	1
Stock based compensation	13	20
Amortization of other intangible assets	2	5
Non-cash interest expense	1	—
Restructuring costs	1	—
Income tax impact of pre-tax adjustments	(4)	(6)
Adjusted Net Income	$99	$111

TRINET	10	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We charge a platform user access fee to clients for those users of our PEO platform that may not be co-employed by us as well as for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, such as partners in a partnership, this group of users also includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. We refer to these users as PEO Platform Users. Starting in 2023 and continuing through 2024, we began billing clients in groups over time, driving a large increase in PEO Platform Users over that period.
The effect of this fee is that we receive revenue from two types of users on our PEO platform, those that are co-employed in our PEO business and those that are utilizing our PEO platform, albeit in a more limited capacity. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Three Months Ended March 31,
	2025	2024	% Change

Average WSEs	340,744	348,164	(2)%
Co-Employed	312,573	330,566	(5)
PEO Platform Users	28,171	17,598	60
Total WSEs	339,625	351,919	(3)
Co-Employed	311,165	332,361	(6)
PEO Platform Users	28,460	19,558	46
Average WSEs decreased 2% when comparing the first quarter of 2025 to the same period in 2024 driven by both client attrition outpacing new client additions and lower hiring in our installed base over the past twelve months. From a vertical perspective, declines in our Technology, Professional Services, Main Street, and Life Sciences verticals were partially offset by small increases in our Financial Services and Non-Profit verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs decreased 3% when compared to the same period in 2024, primarily due to declines in our Technology, Professional Services, Main Street, and Life Sciences verticals.
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

TRINET	11	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We continue to invest in efforts intended to enhance client experience, improve our new sales performance, and manage client attrition, through product development as well as operational and process improvements. In addition to focusing on retaining and growing our WSE base, we continue to review acquisition or other opportunities to expand our product offering and provide further scale.
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
Under our risk-based health insurance policies, we assume some of the risk of variability in future health claims costs for our enrollees. This variability typically results from changing trends in the volume, severity and ultimate cost of medical and pharmaceutical claims, due to changes to the components of medical cost trend, which we define as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, and changes in the mix, cost of providing treatment and timing of services provided to plan participants. These trends change, and other seasonal trends and variability may develop. As a result, it is difficult for us to predict our insurance costs with accuracy and a significant increase in these costs could have a material adverse effect on our business.

	Three Months Ended March 31,
(in millions)	2025	2024
Insurance costs	$942	$907
Insurance service revenues	1,065	1,050
Insurance Cost Ratio	88%	86%

TRINET	12	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

ICR increased for the first quarter of 2025 as compared to the same period in 2024, primarily driven by higher insurance costs that outpaced the growth in ISR. The increase in insurance costs was primarily due to more severe medical service utilization in all categories (inpatient, outpatient and professional services), higher rates paid for those services, as well as pharmacy costs including specialty drugs and other high-cost prescriptions, particularly medications for diabetes and obesity.
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
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased by 7% during the first quarter of 2025 compared to the same period in 2024.
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

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only, excluding interest income
The increase in total revenue for the first quarter was primarily driven by rate increases, partially offset by lower co-employed Average WSEs.

TRINET	13	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
PSR from PEO Services customers and HRIS and ASO services clients was as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
PEO Services	$199	$203
HRIS and ASO Services	10	11
Total	$209	$214

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

PSR for the first quarter of 2025 decreased compared to prior period, primarily driven by lower co-employed Average WSEs, the discontinuance of a client-level technology fee, and less favorable vertical mix, partially offset by rate increases.

TRINET	14	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

The increase in ISR for the first quarter of 2025 was primarily driven by rate increases, partially offset by lower co-employed Average WSEs.
Interest Income
Interest income primarily includes interest income earned from cash held for our PEO and ASO clients as a result of the requirement of our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment.
Interest income for the first quarter was consistent with the prior period as a decrease in interest earned on our cash and investments was offset by higher interest received related to payroll tax refunds.

TRINET	15	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Insurance costs increased for the first quarter, primarily due to more severe medical service utilization, higher rates paid for all categories of service (inpatient, outpatient and professional services) and increased specialty drugs utilization, particularly medications for diabetes and obesity.

TRINET	16	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,400 colleagues as of March 31, 2025 primarily across the U.S. but also in India and Canada, down approximately 270 colleagues from March 31, 2024. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expense represented 68% and 67% of our expenses in the first quarters of 2025 and 2024, respectively.
During the first quarter, expenses decreased 6% when compared to the same period in 2024 driven largely by lower compensation expense from our reduced headcount. The ratio of expenses to total revenues was 18% and 20% for the first quarters of 2025 and 2024, respectively.

% represents portion of compensation related expense included in operating expenses
Compensation related expense
We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	17	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$251	Q1 2024 Expenses
-8	COPS decreased primarily due to lower expense in compensation and tax and licenses.
-5	S&M decreased primarily due to lower conferences and events expenses and advertising expenses.
-2	G&A decreased primarily due to lower compensation expense.
+2	SD&P increased primarily due to higher compensation expense driven by lower capitalized spend.
-1	D&A was consistent with prior period.
-2	IE decreased driven primarily by lower debt balances.
$235	Q1 2025 Expenses
The primary spend type drivers to the changes in our expenses are presented below:
Income Taxes
Our ETR was 26% and 27% for the first quarters of 2025 and 2024, respectively. The decrease in the rate was primarily attributable to an increase in tax benefits related to excludable income for state tax purposes and a decrease in the state tax rate, offset by a decrease in tax benefits for stock-based compensation.

TRINET	18	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
TriNet Trust, which is consolidated into our financial statements, holds funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust also holds ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our Condensed consolidated balance sheets as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and client deposits and other client liabilities and assumed related liabilities. As of March 31, 2025, the balance of restricted cash in TriNet Trust was $101 million. Beginning in the second quarter of 2024, we include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. This trust structure will continue to be used as we transition our HRIS services to ASO services.

	March 31, 2025			December 31, 2024
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$347	$2	$349	$359	$1	$360
Restricted cash, cash equivalents and investments	22	1,002	1,024	23	1,390	1,413
Other current assets	83	1,401	1,484	95	1,312	1,407
Total current assets	$452	$2,405	$2,857	$477	$2,703	$3,180

Total current liabilities	$241	$2,405	$2,646	$278	$2,703	$2,981

Working capital	$211	$—	$211	$199	$—	$199
As of March 31, 2025, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Working capital for corporate purposes

TRINET	19	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Corporate working capital as of March 31, 2025 increased $12 million from December 31, 2024, primarily due to the decreases in our corporate current liabilities.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2025			2024
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$95	$—	$95	$91	$—	$91
Investing activities	(5)	(3)	(8)	(47)	—	(47)
Financing activities	(106)	(388)	(494)	(30)	(213)	(243)
Net change in cash and cash equivalents, unrestricted and restricted	$(16)	$(391)	$(407)	$14	$(213)	$(199)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$415	$1,276	$1,691	$334	$1,132	$1,466
End of period	$399	$885	$1,284	$348	$919	$1,267

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(12)	$1	$(11)	$11	$—	$11
Restricted	$(4)	$(392)	$(396)	$3	$(213)	$(210)
Operating Activities
The year-over-year change in net cash provided by operating activities was primarily driven by the timing of our payments of corporate obligations.
Investing Activities
Cash provided by (used in) investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Three Months Ended March 31,
(in millions)	2025	2024
Investments:
Purchases of marketable securities	$(27)	$(95)
Proceeds from sale and maturity of marketable securities	34	66
Cash used in investments	$7	$(29)
Acquisitions of property and equipment and software	(16)	(18)
Cash used in capital expenditures	$(16)	$(18)
Proceeds from sale of business	1	$—
Cash used in investing activities	$(8)	$(47)

TRINET	20	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our Condensed consolidated balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At March 31, 2025, our investments had a weighted average duration of two years and an average S&P credit rating of AA+.
As of March 31, 2025, we held approximately $1.5 billion in restricted and unrestricted cash, cash equivalents and investments, of which $349 million was unrestricted cash and cash equivalents. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the three months ended March 31, 2025 and 2024, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the three months ended March 31, 2025 and 2024 consisted of our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2025	2024
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$(388)	$(213)
Repurchase of common stock, net of issuance	(94)	(30)
Dividends paid	(12)	—
Cash used in financing activities	$(494)	$(243)
During the three months ended March 31, 2025, we repurchased 1,210,403 shares of our common stock for approximately $90 million through our existing stock repurchase program in addition to 46,827 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of March 31, 2025, approximately $162 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
We paid a common stock dividend of $0.25 per share in January 2025. We also declared a common stock dividend of $0.275 per share to be paid in the second quarter of 2025.
Capital Resources
As of March 31, 2025, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolver. In September of 2023, we drew down $200 million of this revolver to partially fund our third quarter of 2023 share repurchases. As of March 31, 2025, $90 million remains outstanding under our 2021 Revolver. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at March 31, 2025.

TRINET	21	2025 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2024 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	22	2025 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at March 31, 2025 and December 31, 2024.
In February 2021, we issued $500 million aggregate principal of 3.50% senior unsecured notes maturing in March 2029 (our 2029 Notes) and in August 2023, we issued $400 million aggregate principal of 7.125% senior unsecured notes maturing in August 2031 (our 2031 Notes). Our 2029 Notes and 2031 Notes are carried at their cost, net of issuance costs. Since our 2029 Notes and 2031 Notes bear interest at fixed rates, we have no financial statement risk to these notes associated with changes in interest rates. However, the fair value of our 2029 Notes and our 2031 Notes fluctuates when interest rates change.
As of March 31, 2025, $90 million remains outstanding under our floating rate 2021 Revolver. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of March 31, 2025 over the next twelve months was approximately $1 million.

TRINET	23	2025 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

TRINET	24	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions except per share data)	2025	2024
Professional service revenues	$209	$214
Insurance service revenues	1,065	1,050
Interest income	18	18
Total revenues	1,292	1,282
Insurance costs	942	907
Cost of providing services	71	79
Sales and marketing	67	72
General and administrative	46	48
Systems development and programming	20	18
Depreciation and amortization of intangible assets	17	18
Interest expense, bank fees and other	14	16
Total costs and operating expenses	1,177	1,158
Income before tax	115	124
Income taxes	30	33
Net income	$85	$91
Other comprehensive income (loss), net of income taxes	2	(3)
Comprehensive income	$87	$88

Net income per share:
Basic	$1.72	$1.80
Diluted	$1.71	$1.78
Weighted average shares:
Basic	49	51
Diluted	49	51
See accompanying notes.

TRINET	25	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$349	$360
Restricted cash, cash equivalents and investments	1,024	1,413
Accounts receivable, net	21	32
Payroll funds receivable	478	349
Prepaid expenses, net	60	64
Other payroll assets	881	916
Other current assets	44	46
Total current assets	2,857	3,180
Restricted cash, cash equivalents and investments, noncurrent	134	145
Property and equipment, net	9	10
Operating lease right-of-use asset	22	24
Goodwill	461	461
Software and other intangible assets, net	146	156
Other assets	146	143
Total assets	$3,775	$4,119
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$82	$89
Revolving credit agreement borrowings	74	75
Client deposits and other client liabilities	49	76
Accrued wages	544	580
Accrued health insurance costs, net	189	189
Accrued workers' compensation costs, net	45	44
Payroll tax liabilities and other payroll withholdings	1,645	1,906
Operating lease liabilities	12	13
Insurance premiums and other payables	6	9
Total current liabilities	2,646	2,981
Long-term debt, noncurrent	909	908
Accrued workers' compensation costs, noncurrent, net	111	110
Deferred taxes	10	11
Operating lease liabilities, noncurrent	24	26
Other non-current liabilities	12	14
Total liabilities	3,712	4,050
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024)
Common stock and additional paid-in capital	1,070	1,056
($0.000025 par value per share; 750,000,000 shares authorized; 48,397,519 and 49,527,506 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)
Accumulated deficit	(1,006)	(984)
Accumulated other comprehensive loss	(1)	(3)
Total stockholders' equity	63	69
Total liabilities & stockholders' equity	$3,775	$4,119
See accompanying notes.

TRINET	26	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Total Stockholders' Equity, beginning balance	$69	$78
Common Stock and Additional Paid-In Capital
Beginning balance	1,056	976
Stock based compensation expense	14	20
Ending balance	1,070	996

Retained Earnings (Accumulated Deficit)
Beginning balance	(984)	(896)
Net income	85	91
Common stock dividends	(13)	(13)
Repurchase of common stock	(90)	(23)
Awards effectively repurchased for required employee withholding taxes	(4)	(7)
Ending balance	(1,006)	(848)

Accumulated Other Comprehensive Income
Beginning balance	(3)	(2)
Other comprehensive income (loss)	2	(3)
Ending balance	(1)	(5)
Total Stockholders' Equity, ending balance	$63	$143
See accompanying notes.

TRINET	27	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities
Net income	$85	$91
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangible assets	17	18
Amortization of deferred costs	12	11
Amortization of ROU asset, lease modification, impairment, and abandonment	2	2
Deferred income taxes	(1)	—
Stock based compensation	13	20
Losses on investments	1	—
Loss from disposition of assets	1	—
Other	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	1	(1)
Prepaid expenses, net	7	(14)
Other assets	(6)	(21)
Other payroll assets	—	3
Accounts payable and other liabilities	(11)	24
Client deposits and other client liabilities	—	(4)
Accrued wages	(17)	(28)
Accrued health insurance costs, net	1	—
Accrued workers' compensation costs, net	2	—
Payroll taxes liabilities and other payroll withholdings	(10)	(7)
Operating lease liabilities	(3)	(4)
Net cash provided by operating activities	95	91
Investing activities
Purchases of marketable securities	(27)	(95)
Proceeds from sale and maturity of marketable securities	34	66
Acquisitions of property and equipment and software	(16)	(18)
Proceeds from sale of business	1	—
Net cash used in investing activities	(8)	(47)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	(388)	(213)
Repurchase of common stock	(90)	(23)
Awards effectively repurchased for required employee withholding taxes	(4)	(7)
Dividends paid	(12)	—
Net cash used in financing activities	(494)	(243)
Net change in cash and cash equivalents, unrestricted and restricted	(407)	(199)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,691	1,466
End of period	$1,284	$1,267

Supplemental disclosures of cash flow information
Interest paid	$25	$26
Income taxes paid, net	$—	$7
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$13
Payable for purchase of property and equipment	$1	$3
Receivable from sale of business	$6	$—
See accompanying notes.

TRINET	28	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Through our HRIS and ASO services models, we provide cloud-based HCM services to SMBs that allows them to manage hiring, onboarding, employee information, payroll processing, payroll tax administration, health insurance, and other benefits, from a single cloud-based software platform. We are not the co-employer or employer of record for such employees.
We operate in one reportable segment. All of our service revenues are generated from external clients. Less than 1% of our revenue is generated outside of the U.S.
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior year amounts have been reclassified to conform to current period presentation.
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
In December 2023, we created a trust ("TriNet Trust") for the purpose of holding ASO clients' payroll funds for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust's assets are restricted and can only be used for payments on behalf of ASO clients, repayments of any advances from TriNet, or payments to TriNet of interest income earned on the balances of TriNet Trust. In the event of any losses, creditors to the Trust have

TRINET	29	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

March 31, 2025
(in millions)	TriNet Trust
ASSETS
Current assets:
Cash and cash equivalents	$2
Restricted cash, cash equivalents and investments	101
Total current assets	103
Total assets	$103
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$1
Accrued wages	15
Payroll tax liabilities and other payroll withholdings	87
Total current liabilities	103
Total liabilities	$103
Reclassifications
Income Statement
Certain prior year amounts on the Condensed Consolidated Statement of Income have been reclassified to conform to current period presentation. Specifically, interest income previously included in the former Other income (expense) category is now classified as a component of Total revenue. Similarly, Interest expense, bank fees and other has been reclassified as part of total expenses. These reclassifications eliminate the profitability measure of Operating Income on our Condensed Consolidated Statement of Income, which is not a key measure of profitability used by management.
Statement of Cash Flows
Certain prior year amounts on the Condensed Consolidated Statement of Cash Flows have also been reclassified to conform to current period presentation, with no impact on the Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statement of Balance Sheets and Condensed Consolidated Statements of Stockholders' Equity. In particular, changes in WSE related assets and liabilities were previously reported within operating activities and are now reclassified into financing activities to better reflect operating activities excluding the impact of client cash flows.

TRINET	30	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended March 31, 2024
(in millions)	As previously reported	Reclassified amounts	As revised
Operating activities
Changes in operating assets and liabilities:
Accounts receivable, net	6	(7)	(1)
Payroll funds receivable	(20)	20	—
Prepaid expenses, net	(12)	(2)	(14)
Other payroll assets	(410)	413	3
Accounts payable and other liabilities	20	4	24
Client deposits and other client liabilities	(14)	10	(4)
Accrued wages	23	(51)	(28)
Accrued health insurance costs, net	(7)	7	—
Accrued workers' compensation costs, net	1	(1)	—
Payroll taxes payable and other payroll withholdings	173	(180)	(7)
Net cash used in operating activities	(240)	213	(27)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	—	(213)	(213)
Net cash used in financing activities	—	(213)	(213)
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the three months ended March 31, 2025, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of March 31, 2025 and December 31, 2024, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $59 million and $60 million, respectively. When the prepaid amount is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of March 31, 2025 and December 31, 2024, accrued health insurance costs offsetting prepaid expenses were $89 million and $90 million, respectively.

TRINET	31	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements. The ASU mandates additional details in the income tax rate reconciliation, including quantitative thresholds for reconciling items, and requires disaggregation of income taxes paid by federal, state, and foreign jurisdictions, with further breakdowns for significant individual jurisdictions. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of this ASU.
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS - UNRESTRICTED AND RESTRICTED
Under the terms of the agreements with certain of our workers' compensation and health benefit insurance carriers, we are required to maintain collateral in trust accounts for the benefit of specified insurance carriers and to reimburse the carriers’ claim payments within our deductible layer. We invest a portion of the collateral amounts in marketable securities. We report the current and noncurrent portions of these trust accounts as restricted cash, cash equivalents and investments on the condensed consolidated balance sheets.
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
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2025			December 31, 2024
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$349	$—	$349	$360	$—	$360
Restricted cash, cash equivalents and investments:
Payroll funds collected	726	—	726	1,131		1,131
Collateral for health benefits claims	33	113	146	34	110	144
Collateral for workers' compensation claims	50	—	50	49	—	49
Trust for our HRIS Users	101	—	101	87	—	87
Other security deposits	1	—	1	2	—	2
Total restricted cash, cash equivalents and investments	911	113	1,024	1,303	110	1,413
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	24	110	134	28	117	145
Total	$1,284	$223	$1,507	$1,691	$227	$1,918

TRINET	32	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2025 and December 31, 2024 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
March 31, 2025
Cash equivalents:
Money market mutual funds	Level 1	$226	$—	$—	$226	$116	$—	$110
Total cash equivalents		226	—	—	226	116	—	110
AFS Investments:
Corporate bonds	Level 2	34	—	—	34	—	—	34
Agency securities	Level 2	13	—	—	13	—	—	13
U.S. treasuries	Level 2	175	1	—	176	—	—	176
Total AFS Investments		$222	$1	$—	$223	$—	$—	$223

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2024
Cash equivalents:
Money market mutual funds	Level 1	$570	$—	$—	$570	$257	$—	$313
U.S. treasuries	Level 2	1	—	—	1	—	—	1
Total cash equivalents		571	—	—	571	257	—	314
AFS Investments:
Corporate bonds	Level 2	35		—	35	—		35
Agency securities	Level 2	18	—	(1)	17	—		17
U.S. treasuries	Level 2	176		(2)	174	—		174
Certificate of deposit	Level 2	1	—	—	1	—	—	1
Total AFS Investments		$230	$—	$(3)	$227	$—	$—	$227
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
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. There were no transfers between levels as of March 31, 2025 and December 31, 2024.

TRINET	33	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2025
One year or less	$17
Over one year through five years	199
Over five years through ten years	5
Over ten years	2
Total fair value	$223
The gross proceeds from sales and maturities of AFS securities and gross realized losses for the three months ended March 31, 2025 and 2024 are presented below. We had immaterial gross realized gains from sales of investments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Gross realized losses	(1)	—
Gross proceeds from sales	$31	$39
Gross proceeds from maturities	3	27
Fair Value of Long-Term Debt
The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement. As of March 31, 2025, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $454 million and $407 million, respectively. As of December 31, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $453 million and $408 million, respectively.
Our 2021 Revolver is a floating rate debt. At March 31, 2025 and December 31, 2024, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
Total accrued costs, beginning of period	$158	$175
Incurred
Current year	14	16
Prior years	(1)	(4)
Total incurred	13	12
Paid
Current year	—	(1)
Prior years	(11)	(11)
Total paid	(11)	(12)
Total accrued costs, end of period	$160	$175

TRINET	34	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2025	December 31, 2024
Total accrued costs, end of period	$160	$158
Collateral paid to carriers and offset against accrued costs	(4)	(4)
Total accrued costs, net of carrier collateral offset	$156	$154
Payable in less than 1 year (net of collateral paid to carriers of $1 at March 31, 2025 and December 31, 2024)	$45	$44
Payable in more than 1 year (net of collateral paid to carriers of $3 at March 31, 2025 and December 31, 2024)	111	110
Total accrued costs, net of carrier collateral offset	$156	$154
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2025, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of March 31, 2025 and December 31, 2024, we had $25 million and $26 million of collateral held by insurance carriers, respectively, of which $4 million was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Contingencies
We are and, from time to time, have been and may in the future become involved in various litigation matters, legal proceedings, regulatory investigations and claims arising in the ordinary course of our business, including disputes with our clients or various class action, collective action, representative action, and other proceedings arising from the nature of our co-employment relationship with our clients and WSEs in which we are named as a defendant. In addition, due to the nature of our co-employment relationship with our clients and WSEs, we could be subject to liability for federal and state law violations, even if we do not participate in such violations. While our agreements with our clients contain indemnification provisions related to the conduct of our clients, we may not be able to avail ourselves of such provisions in every instance. We have accrued our current best estimates of probable losses with respect to these matters, which are individually and in aggregate immaterial to our condensed consolidated financial statements.
While the outcome of the matters described above cannot be predicted with certainty, management currently does not believe that any such claims or proceedings will have a materially adverse effect on our condensed consolidated financial position, results of operations, or cash flows. However, the unfavorable resolution of any particular matter or our reassessment of our exposure for any of the above matters based on additional information obtained in the future could have a material impact on our condensed consolidated financial position, results of operations, or cash flows.
NOTE 6. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned under performance-based RSUs may range from 0% to 200% of the target award. Performance-based awards granted in 2025 and 2024 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting.

TRINET	35	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following tables summarize RSU activity for the three months ended March 31, 2025:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	1,100,001	$97.21
Granted	696,745	76.73
Vested	(127,243)	90.59
Forfeited	(97,243)	65.83
Nonvested at March 31, 2025	1,572,260	$89.48
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	179,907	$106.50
Granted	74,840	76.69
Forfeited	(22,728)	124.31
Nonvested at March 31, 2025	232,019	$83.37
Stock Options
Stock options are granted to eligible employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options vest after 3 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2024	—	$—	—	$—
Granted	270,144	76.69	9.98	1
Balance at March 31, 2025	270,144	$76.69	9.98	$1
We estimated the fair value of stock options using the Black-Scholes option-pricing model. Because we do not have significant exercise history for our stock options, we estimate the expected term using the simplified method. We estimate expected volatility using the daily historical trading data of our common shares. The table below summarizes the assumptions used.
The fair value of our RSUs and PSUs is equal to the fair value of our common stock on the grant date. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Option Assumptions
	Expected Term (in Years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
March 31, 2025	6.5	42.3%	4.09%	1.43%

Additional Disclosures for Stock Options (in millions)	March 31, 2025
Weighted-average grant date fair value of stock options	$31.65
Total fair value of options granted	$9

TRINET	36	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of providing services	$3	$4
Sales and marketing	2	3
General and administrative	6	12
Systems development and programming costs	1	1
Total stock based compensation expense	$13	$20
Total stock based compensation capitalized	$1	$1
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Shares issued and outstanding, beginning balance	49,527,506	50,664,471
Issuance of common stock from vested restricted stock units	127,243	160,118
Issuance of common stock from exercise of stock options	—	5,708
Repurchase of common stock	(1,210,403)	(197,872)
Awards effectively repurchased for required employee withholding taxes	(46,827)	(59,249)
Shares issued and outstanding, ending balance	48,397,519	50,573,176
Stock Repurchases
As of March 31, 2025, there was $162 million remaining in the total authorization of $2,715 million of our ongoing stock repurchase program.
Dividends
We paid a common stock dividend of $0.25 per share in January 2025. We also declared common stock dividends of $0.275 per share to be paid in the second quarter of 2025.
NOTE 8. INCOME TAXES
Our ETR was 26% and 27% for the first quarter of 2025 and 2024, respectively. The decrease in the rate was primarily attributable to an increase in tax benefits related to excludable income for state tax purposes and a decrease in the state tax rate, offset by a decrease in tax benefits for stock-based compensation.

We have capital loss carryforwards of $3 million. As a result of the sale of Clarus this quarter, we generated approximately $9 million of capital loss carryforwards totaling $12 million which will begin to expire in 2027. We have recorded an increase in the valuation allowance of $9 million this quarter to reflect the estimated amount of deferred tax assets that may not be realized related to these capital loss carryforwards.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax years 2019 and subsequent years.

TRINET	37	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 9. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net income	$85	$91
Weighted average shares of common stock outstanding	49	51
Basic EPS	$1.72	$1.80
Net income	$85	$91
Weighted average shares of common stock outstanding	49	51
Dilutive effect of stock options and restricted stock units	—	—
Weighted average shares of common stock outstanding	49	51
Diluted EPS	$1.71	$1.78

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	2	1
NOTE 10. RESTRUCTURING
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
As part of the restructuring initiatives, the Company incurred $1 million of restructuring costs for the three months ended March 31, 2025. These expenses are classified in G&A in our Condensed consolidated statement of income and comprehensive income.
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

(in millions)	Accounts payable and other current liabilities	Accrued wages
Balance at December 31, 2024	$1	14
(+) Additions	—	—
(-) Payments	—	(4)
Balance at March 31, 2025	$1	$10
We expect to make payments for these liabilities during 2025. We expect the restructuring efforts to continue through 2026 and may recognize additional expenses as they are incurred.

TRINET	38	2025 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 11. SEGMENT INFORMATION
We operate in one reportable segment. Our chief operating decision maker for segment reporting purposes is our CEO, who uses the profitability and significant expense detail to allocate resources and assess performance based on key functions such as customer acquisition, customer service, and indirect costs.
The primary measure of profit or loss that the CEO uses is net income. The significant expenses used in these profit or loss reports align with the primary functions of the corresponding teams, with the exception of non-cash expenses such as depreciation, amortization and stock-based compensation as these expenses are not necessarily indicative of our ongoing operations. In this expense reporting methodology, overhead-type expenses, such as facilities and technology support for colleagues, are classified consistent with the primary function of the corresponding teams and not allocated to other significant expenses.
The table below provides the primary measure of profitability and detail regarding the significant expenses reviewed by our CEO.

	Three Months Ended March 31,
(in millions)	2025	2024
Professional service revenues	$209	$214
Insurance service revenues	1,065	1,050
Interest income	18	18
Total revenues	1,292	1,282
Workers' compensation costs	23	21
Health insurance costs	919	886
Sales & marketing	60	65
Client support costs	43	48
Corporate administration	35	38
System support & development	52	46
Depreciation and amortization of intangible assets	17	18
Stock based compensation	13	20
Other (1)	1	—
Interest expense, bank fees and other	14	16
Income Taxes	30	33
Net Income	85	91
(1) Other includes certain costs that are considered non-recurring such as restructuring costs.

TRINET	39	2025 Q1 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
Other than the risk factor below, there have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2024 Form 10-K.
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

Additionally, trade policies, including tariffs or other import restrictions, could directly or indirectly have a material adverse effect on our customers' businesses, as well as result in an economic downturn more generally. For example, increased tariffs or input restrictions, or even uncertainty with respect to such increases, could result in cost inflation or supply chain disruption, which could in turn result in companies generally taking actions, including reducing payroll expenses, delaying hiring, or cutting jobs. In addition, an economic downturn could result in a weakening of the market for our services as a result of fewer new companies being formed or funded, as well as a reluctance of companies to spend on PEO or ASO services. The results of any of these could negatively impact our revenue, as well as our ability to grow and retain clients, which could have a material adverse effect on our business, financial condition and results of operations.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
January 1 - January 31, 2025	20	$92.91	—	$251
February 1 - February 28, 2025	521,584	$71.67	474,855	$217
March 1 - March 31, 2025	735,626	$74.80	735,548	$162
Total	1,257,230		1,210,403
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

TRINET	40	2025 Q1 FORM 10-Q

OTHER INFORMATION	Table of Contents
$2,715 million as of March 31, 2025. The total remaining authorization for future stock repurchases under our stock repurchase program was $162 million as of March 31, 2025. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $90 million of our outstanding stock during the three months ended March 31, 2025.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

TRINET	41	2025 Q1 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

TRINET	42	2025 Q1 FORM 10-Q

EXHIBITS	Table of Contents

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
4.4	Second Supplemental Indenture, dated March 5, 2025, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S.Bank Trust Company, National Association as trustee					X
4.5	First Supplemental Indenture, dated March 5, 2025, to the Indenture dated August 16, 2023, among the guarantors listed therein and U.S. Bank Trust Company, National, as trustee					X
10.1**	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2019 Equity Incentive Plan					X
10.2**	Form of Restricted Stock Unit Grant Notice under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 19, 2025					X
10.3**
Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 19, 2025
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

43

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

44

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: April 25, 2025	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: April 25, 2025	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	45	2025 Q1 FORM 10-Q