Form 10-Q
period 2025-06-30
TRINET GROUP, INC.
filed 2025-07-25
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 18, 2025 was 48,589,933.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2025

TRINET	2	2025 Q2 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently on August 16, 2023
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
Colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected
PSR	Professional service revenues
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming

TRINET	3	2025 Q2 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TriNet Clarus R+D	Clarus R+D Solutions, LLC, which was sold in the first quarter of 2025
TriNet Trust	A legal trust that holds ASO client funds for remittance to ASO Users, tax authorities and certain other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO

TRINET	4	2025 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our plans and ability to grow our client base and our WSE base; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the impact of planned improvements to our technology platform and whether it will meet the needs of our current clients and attract new ones; our ability to improve operating efficiencies; our strategic realignment and related restructuring initiatives; the impact of our client service initiatives and whether they enhance client experience and satisfaction; acquisition or other opportunities to expand our product offering and provide further scale, our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles; the metrics that may be indicators of future financial performance; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our continued capital investments in our software and hardware; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; the payment of dividends of $0.275 per share in July 2025; fluctuations in the period-to-period timing of when we incur certain operating expenses; the impact of increases and decreases in interest rates on our investments and borrowings; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; the source of funding for our stock repurchase program and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025 (our 2024 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Form 10-K, those appearing under the heading “Risk Factors” in Part II, Item 1A and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and those appearing in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; our inability to realize or sustain the expected benefits from our business realignment initiatives; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of discontinuing our discretionary credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to comply with evolving data privacy, AI and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to keep pace with changes in technology or provide timely enhancements to our solutions and support; risks associated with our international operations; our ability to operate a business subject to numerous complex laws; changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state, and local levels; our ability to be recognized as an employer of worksite employees and for our benefits plans

TRINET	5	2025 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	6	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the first half of 2025 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
So far in 2025, we:
•made progress on the strategic restructuring initiatives to focus our business on our core value proposition, growing ASO, and the efficiency and effectiveness of our operations, including the sale of TriNet Clarus R+D,
•demonstrated disciplined expense management, in light of rising insurance costs,
•continued our progress in establishing a new corporate center in Atlanta, including the execution of lease space, and
•paid common stock dividends of $0.275 per share in April and declared common stock dividends of $0.275 per share to be paid in July 2025.
Performance Highlights
Our results for the quarter ended June 30, 2025, and the first half of 2025 when compared to the same period of 2024, are noted below:
Q2 2025

$1.2B		$51M		90%
Total revenues		Income before tax		Insurance cost ratio
—%	flat	(37)%	decrease	2%	increase

$37M		$0.77		$55M
Net income		Diluted EPS		Adjusted Net income *
(38)%	decrease	(36)%	decrease	(29)%	decrease

336,010		338,900
Average WSEs		Total WSEs
(4)%	decrease	(4)%	decrease

* Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	7	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Our total revenue was flat in the second quarter of 2025, compared to the same period in 2024, as lower co-employed Average WSEs was offset by rate increases for both professional services and insurance services.
During the second quarter of 2025, our Average WSEs and Total WSEs decreased by 4%, compared to the same period in 2024, primarily due to WSE decreases in our Technology, Professional Services, Main Street, and Life Sciences verticals.
Our results are highly influenced by health care cost and utilization trends. Our ICR in the second quarter of 2025 was 2 points higher compared to the same period in 2024, driven by higher rates paid for services and increasing specialty and weight loss drug utilization which collectively outpaced the rates we charge our clients.
Higher insurance costs, partially offset by lower operating expenses, resulted in decreases of net income and Adjusted Net income of 38% and 29%, respectively, in the second quarter of 2025, as compared to the same period in 2024.
YTD 2025

$2.5B		$166M		89%
Total revenues		Income before tax		Insurance cost ratio
—%	flat	(19)%	decrease	2%	increase

$122M		$2.48		$154M
Net income		Diluted EPS		Adjusted Net income *
(20)%	decrease	(17)%	decrease	(19)%	decrease

338,377		338,900
Average WSEs		Total WSEs
(3)%	decrease	(4)%	decrease

Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	8	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the second quarter and six months ended June 30, 2025, when compared to the same periods of 2024. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2024 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except operating metrics data)	2025	2024	% Change	2025	2024	% Change
Income Statement Data:
Professional service revenues	$172	$186	(8)%	$381	$400	(5)%
Insurance service revenues	1,048	1,040	1	2,113	2,090	1
Interest income	18	17	6	36	35	3
Total revenues	1,238	1,243	—	2,530	2,525	—
Insurance costs	947	916	3	1,889	1,823	4
Operating expenses	225	230	(2)	446	465	(4)
Interest expense, bank fees and other	15	16	(6)	29	32	(9)
Total costs and operating expenses	1,187	1,162	2	2,364	2,320	2
Income before tax	51	81	(37)	166	205	(19)
Income taxes	14	21	(33)	44	53	(17)
Net income	$37	$60	(38)%	$122	$152	(20)%

Cash Flow Data:
Net cash provided by operating activities				170	130	31
Net cash used in investing activities				(7)	(47)	(85)
Net cash used in financing activities				(428)	(555)	(23)%

Non-GAAP measures (1):
Adjusted EBITDA	105	136	(23)	268	316	(15)
Adjusted Net income	55	78	(29)	154	189	(19)

Operating Metrics:
Insurance Cost Ratio	90%	88%	2	89%	87%	2
Average WSEs	336,010	351,455	(4)	338,377	349,810	(3)
Total WSEs	338,900	354,028	(4)	338,900	354,028	(4)
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".

The following table summarizes our balance sheet data as of June 30, 2025 compared to December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024	% Change
Balance Sheet Data:
Cash and cash equivalents	$407	$360	13%
Working capital	254	199	28
Total assets	3,688	4,119	(10)
Debt	984	983	—
Total stockholders’ equity	107	69	55

TRINET	9	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
(1)    Non-GAAP effective tax rate is 25.0% for 2025 and 25.6% for 2024, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	10	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$37	$60	$122	$152
Provision for income taxes	14	21	44	53
Stock based compensation	18	18	31	38
Interest expense, bank fees and other	15	16	29	32
Depreciation and amortization of intangible assets	17	19	34	37
Amortization of cloud computing arrangements	2	2	5	4
Restructuring costs	2	—	3	—
Adjusted EBITDA	$105	$136	$268	$316
Adjusted EBITDA Margin	8.5%	10.9%	10.6%	12.5%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$37	$60	$122	$152
Effective income tax rate adjustment	1	—	2	1
Stock based compensation	18	18	31	38
Amortization of other intangible assets	3	5	5	10
Non-cash interest expense	—	1	1	1
Restructuring costs	2	—	3	—
Income tax impact of pre-tax adjustments	(6)	(6)	(10)	(13)
Adjusted Net Income	$55	$78	$154	$189

TRINET	11	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We charge a platform user access fee to clients for those users of our PEO platform that may not be co-employed by us as well as for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, such as partners in a partnership, this group of users also includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. We refer to these users as PEO Platform Users. Starting in 2023 and rolled out through 2024, we began billing clients in groups over time, driving a large increase in PEO Platform Users over that period.
The effect of this fee is that we receive revenue from two types of users on our PEO platform, those that are co-employed in our PEO business and those that are utilizing our PEO platform, albeit in a more limited capacity. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2025	2024	2025	2024	Q2 2025 vs. Q2 2024	YTD 2025 vs. YTD 2024

Average WSEs	336,010	351,455	338,377	349,810	(4)%	(3)%
Co-Employed	307,093	332,966	309,834	331,766	(8)	(7)
PEO Platform Users	28,917	18,489	28,544	18,044	56	58
Total WSEs	338,900	354,028	338,900	354,028	(4)	(4)
Co-Employed	308,805	335,768	308,805	335,768	(8)	(8)
PEO Platform Users	30,095	18,260	30,095	18,260	65	65
Average WSEs decreased 4% when comparing the second quarter of 2025 to the same period in 2024 driven by both client attrition outpacing new client additions and lower hiring in our installed base over the past twelve months, primarily due to declines in our Technology, Professional Services, Main Street, and Life Sciences verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs decreased 4% when compared to the same period in 2024, primarily due to declines in our Technology, Professional Services, Main Street, and Life Sciences verticals.
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

TRINET	12	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

TRINET	13	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Insurance costs	$947	$916	$1,889	$1,823
Insurance service revenues	1,048	1,040	2,113	2,090
Insurance Cost Ratio	90%	88%	89%	87%

ICR increased for the second quarter and first half of 2025 as compared to the same periods in 2024, primarily driven by higher insurance costs that outpaced the growth in ISR. The increase in insurance costs was primarily due to higher rates paid for inpatient and professional services, as well as pharmacy costs for increased utilization of specialty drugs and other high-cost prescriptions, particularly medications for diabetes and obesity.
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

TRINET	14	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased by 8% during the second quarter of 2025 compared to the same period in 2024 and increased by 7% during the first half of 2025 when compared to same period in 2024.
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

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only, excluding interest income
Total revenue was flat for the second quarter and first half of 2025 as lower co-employed Average WSEs was offset by rate increases for both professional services and insurance services.

TRINET	15	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Professional Service Revenues
Our PEO and ASO clients are primarily billed on a fee per WSE or ASO User per month per transaction. Our vertical approach provides us the flexibility to offer our PEO clients in different industries with varied services at different prices, which we believe potentially reduces the value of solely using Average WSE and Total WSE counts as indicators of future potential revenue performance.
During 2025, we began migrating our clients from our predecessor HRIS services to our ASO product. PSR from PEO Services customers and HRIS and ASO services clients was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
PEO Services	$163	$176	$362	$379
HRIS and ASO Services	9	10	19	21
Total	$172	$186	$381	$400

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
PSR for the second quarter and first half of 2025 decreased compared to prior periods, primarily driven by lower co-employed Average WSEs, the discontinuance of both a client-level technology fee and our Clarus R+D product, and less favorable vertical mix, partially offset by rate increases.

TRINET	16	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

The increase in ISR for the second quarter and first half of 2025 was primarily driven by rate increases, partially offset by lower co-employed Average WSEs.
Interest Income
Interest income primarily includes interest income earned from cash held for our PEO and ASO clients as a result of the requirement of our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. Interest income also includes our portion of interest received from tax jurisdictions related to payroll and other tax refunds. Interest income from tax refunds is recognized when the amount and timing of the interest become determinable.

TRINET	17	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Interest income for the second quarter and first half of 2025 was slightly higher than prior periods as higher interest received related to payroll tax refunds was largely offset by a decrease in interest earned on our cash and investments.
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
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

TRINET	18	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Insurance costs increased for the second quarter and first half of 2025, primarily due to higher rates paid for outpatient and professional services and increased utilization of high-cost drugs, particularly for specialty drugs and medications for diabetes and obesity. This increase is partially offset by lower Average WSEs.

TRINET	19	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,300 colleagues as of June 30, 2025 primarily across the U.S. but also in India and Canada, down approximately 400 colleagues from June 30, 2024. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expenses represented approximately 66% and 67% of our expenses in the second quarters of 2025 and 2024 respectively, and 67% in the six months ended 2025 and 2024.

During the second quarter and six months ended June 30, 2025, expenses decreased 2% and 4% respectively, when compared to the same periods in 2024, driven largely by lower compensation expense from our reduced headcount, partially offset by increased expenses related to the execution of our medium term strategy, which includes process optimization, further development of our product offerings, and go-to-market innovations. The ratio of expenses to total revenues was 19% for the second quarter and the six months ended June 30, 2025 and 20% for the same periods in 2024.

% represents portion of compensation related expense included in operating expenses
Compensation related expense

We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	20	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$246	Q2 2024 Expenses
-4	COPS decreased primarily due to lower expense in compensation.
-4	S&M decreased primarily due to lower expense in compensation.
+5	G&A increased primarily due to higher compensation expense related to our process optimization and innovation efforts as well as incremental severance related to our restructuring.
—	SD&P was consistent with prior period.
-2	D&A decreased primarily due to lower intangible asset values related to our past acquisitions.
-1	IE decreased driven primarily by lower debt balances.
$240	Q2 2025 Expenses

(in millions)
$497	YTD 2024 Expenses
-12	COPS decreased primarily due to lower expense in compensation and tax and licenses.
-9	S&M decreased primarily due to lower compensation, conferences and events expenses and advertising expenses.
+3	G&A increased primarily due to higher compensation expense related to our process optimization and innovation efforts as well as incremental severance related to our restructuring.
+2	SD&P was consistent with prior period.
-3	D&A decreased primarily due to lower intangible asset values related to our past acquisitions.
-3	IE decreased driven primarily by lower debt balances.
$475	YTD 2025 Expenses
The primary spend type drivers to the changes in our expenses are presented below:

TRINET	21	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Income Taxes
Our ETR was 28% and 25% for the second quarters of 2025 and 2024, and 26% for the first half of 2025 and 2024, respectively. The increase in the rate for the second quarter 2025 compared to the same period of 2024 was primarily attributable to adjustments to prior year tax expense and a decrease in tax benefits for stock based compensation, offset by a decrease in the state tax rate.

On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations and cash flows.

TRINET	22	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
TriNet Trust, which is consolidated into our financial statements, holds funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust also holds ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our Condensed consolidated balance sheets as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and accounts payable and other current liabilities. As of June 30, 2025, the balance of restricted cash in TriNet Trust was $78 million. We include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. This trust structure will continue to be used as we transition our HRIS services to ASO services.

	June 30, 2025			December 31, 2024
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$405	$2	$407	$359	$1	$360
Restricted cash, cash equivalents and investments	22	1,079	1,101	23	1,390	1,413
Other current assets	82	1,172	1,254	95	1,312	1,407
Total current assets	$509	$2,253	$2,762	$477	$2,703	$3,180

Total current liabilities	$255	$2,253	$2,508	$278	$2,703	$2,981

Working capital	$254	$—	$254	$199	$—	$199
As of June 30, 2025, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Working capital for corporate purposes

TRINET	23	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Corporate working capital as of June 30, 2025 increased $55 million from December 31, 2024, primarily due to the increases in our corporate cash and cash equivalents, together with decreases in our corporate current liabilities.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2025			2024
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$170	$—	$170	$130	$—	$130
Investing activities	(7)	—	(7)	(47)	—	(47)
Financing activities	(118)	(310)	(428)	(178)	(377)	(555)
Net change in cash and cash equivalents, unrestricted and restricted	$45	$(310)	$(265)	$(95)	$(377)	$(472)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$415	$1,276	$1,691	$334	$1,132	$1,466
End of period	$460	$966	$1,426	$239	$755	$994

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$46	$1	$47	$(111)	$—	$(111)
Restricted	$(1)	$(311)	$(312)	$16	$(377)	$(361)
Operating Activities
The year-over-year change in net cash provided by operating activities was primarily driven by the timing collections of receivables and our payments of corporate obligations.
Investing Activities
Cash provided by (used in) investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Six Months Ended June 30,
(in millions)	2025	2024
Investments:
Purchases of marketable securities	$(41)	$(137)
Proceeds from sale and maturity of marketable securities	67	125
Cash provided by (used in) investments	$26	$(12)
Acquisitions of property and equipment and software	(34)	(35)
Cash used in capital expenditures	$(34)	$(35)
Proceeds from sale of business	1	$—
Cash used in investing activities	$(7)	$(47)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our Condensed consolidated balance sheets as investments. We consider industry and issuer concentrations in our investment policy.

TRINET	24	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At June 30, 2025, our investments had a weighted average duration of two years and an average S&P credit rating of AA+.
As of June 30, 2025, we held approximately $1.6 billion in restricted and unrestricted cash, cash equivalents and investments, of which $407 million was unrestricted cash and cash equivalents. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the first half of June 30, 2025 and 2024, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the first half of June 30, 2025 and 2024 consisted of WSE and TriNet Trust related activities and our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2025	2024
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$(310)	$(377)
Repurchase of common stock, net of issuance	(92)	(140)
Repayment of borrowings under revolving credit facility	—	(25)
Dividends paid	(26)	(13)
Cash used in financing activities	$(428)	$(555)
The year-over-year change in net cash used in financing activities for WSE and TriNet Trust purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities.
During the first half of June 30, 2025, we repurchased 1,230,144 shares of our common stock for approximately $91 million through our existing stock repurchase program in addition to 55,909 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of June 30, 2025, approximately $160 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
We paid common stock dividends of $0.25 per share in January 2025 and $0.275 per share in April 2025. We also declared a common stock dividend of $0.275 per share to be paid in the third quarter of 2025.
Capital Resources
As of June 30, 2025, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolver. In September of 2023, we drew down $200 million of this revolver to partially fund our third quarter of 2023 share repurchases. As of June 30, 2025, $90 million remains outstanding under our 2021 Revolver. We paid off the entire outstanding balance of $90 million under our 2021 Revolver in July 2025. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at June 30, 2025.

TRINET	25	2025 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2024 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	26	2025 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, $90 million remains outstanding under our floating rate 2021 Revolver. The entire outstanding balance of $90 million under our 2021 Revolver was paid off in July 2025. The impact of a 100 basis point increase or decrease in market interest rates to interest expense on our 2021 Revolver as of June 30, 2025 over the next twelve months was an increase or decrease to interest expense of approximately $1 million.

TRINET	27	2025 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	28	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2025	2024	2025	2024
Professional service revenues	$172	$186	$381	$400
Insurance service revenues	1,048	1,040	2,113	2,090
Interest income	18	17	36	35
Total revenues	1,238	1,243	2,530	2,525
Insurance costs	947	916	1,889	1,823
Cost of providing services	71	75	142	154
Sales and marketing	68	72	135	144
General and administrative	52	47	98	95
Systems development and programming	17	17	37	35
Depreciation and amortization of intangible assets	17	19	34	37
Interest expense, bank fees and other	15	16	29	32
Total costs and operating expenses	1,187	1,162	2,364	2,320
Income before tax	51	81	166	205
Income taxes	14	21	44	53
Net income	$37	$60	$122	$152
Other comprehensive income (loss), net of income taxes	1	—	3	(3)
Comprehensive income	$38	$60	$125	$149

Net income per share:
Basic	$0.77	$1.21	$2.49	$3.01
Diluted	$0.77	$1.20	$2.48	$2.98
Weighted average shares:
Basic	48	50	49	50
Diluted	49	51	49	51
See accompanying notes.

TRINET	29	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$407	$360
Restricted cash, cash equivalents and investments	1,101	1,413
Accounts receivable, net	12	32
Payroll funds receivable	487	349
Prepaid expenses, net	50	64
Other payroll assets	660	916
Other current assets	45	46
Total current assets	2,762	3,180
Restricted cash, cash equivalents and investments, noncurrent	124	145
Property and equipment, net	10	10
Operating lease right-of-use asset	39	24
Goodwill	461	461
Software and other intangible assets, net	148	156
Other assets	144	143
Total assets	$3,688	$4,119
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$85	$89
Revolving credit agreement borrowings	90	75
Client deposits and other client liabilities	41	76
Accrued wages	562	580
Accrued health insurance costs, net	191	189
Accrued workers' compensation costs, net	46	44
Payroll tax liabilities and other payroll withholdings	1,484	1,906
Operating lease liabilities	3	13
Insurance premiums and other payables	6	9
Total current liabilities	2,508	2,981
Long-term debt, noncurrent	894	908
Accrued workers' compensation costs, noncurrent, net	109	110
Deferred taxes	10	11
Operating lease liabilities, noncurrent	48	26
Other non-current liabilities	12	14
Total liabilities	3,581	4,050
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024)
Common stock and additional paid-in capital	1,095	1,056
($0.000025 par value per share; 750,000,000 shares authorized; 48,588,214 and 49,527,506 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)
Accumulated deficit	(988)	(984)
Accumulated other comprehensive loss	—	(3)
Total stockholders' equity	107	69
Total liabilities & stockholders' equity	$3,688	$4,119
See accompanying notes.

TRINET	30	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total Stockholders' Equity, beginning balance	$63	$143	$69	$78
Common Stock and Additional Paid-In Capital
Beginning balance	1,070	996	1,056	976
Issuance of common stock for employee stock purchase plan	6	7	7	7
Stock based compensation expense	19	18	32	38
Ending balance	1,095	1,021	1,095	1,021

Retained Earnings (Accumulated Deficit)
Beginning balance	(1,006)	(848)	(984)	(896)
Net income	37	60	122	152
Common stock dividends	(13)	(12)	(27)	(25)
Repurchase of common stock	(1)	(111)	(91)	(135)
Awards effectively repurchased for required employee withholding taxes	(5)	(5)	(8)	(12)
Ending balance	(988)	(916)	(988)	(916)

Accumulated Other Comprehensive Income
Beginning balance	(1)	(5)	(3)	(2)
Other comprehensive income (loss)	1	—	3	(3)
Ending balance	—	(5)	—	(5)
Total Stockholders' Equity, ending balance	$107	$100	$107	$100
See accompanying notes.

TRINET	31	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities
Net income	$122	$152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangible assets	33	37
Amortization of deferred costs	23	21
Amortization of ROU asset, lease modification, impairment, and abandonment	3	3
Deferred income taxes	(1)	—
Stock based compensation	31	38
Loss from disposition of assets	1	—
Other	3	1
Changes in operating assets and liabilities:
Accounts receivable, net	1	(4)
Prepaid expenses, net	9	(18)
Other assets	(18)	(35)
Other payroll assets	—	2
Accounts payable and other liabilities	(5)	(8)
Client deposits and other client liabilities	(1)	(9)
Accrued wages	(10)	(20)
Accrued health insurance costs, net	1	(1)
Accrued workers' compensation costs, net	(1)	(14)
Payroll taxes liabilities and other payroll withholdings	(14)	(8)
Operating lease liabilities	(7)	(7)
Net cash provided by operating activities	170	130
Investing activities
Purchases of marketable securities	(41)	(137)
Proceeds from sale and maturity of marketable securities	67	125
Acquisitions of property and equipment and software	(34)	(35)
Proceeds from sale of business	1	—
Net cash used in investing activities	(7)	(47)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	(310)	(377)
Repurchase of common stock	(91)	(135)
Proceeds from issuance of common stock	7	7
Awards effectively repurchased for required employee withholding taxes	(8)	(12)
Repayment of revolving credit agreement borrowings	—	(25)
Dividends paid	(26)	(13)
Net cash used in financing activities	(428)	(555)
Net change in cash and cash equivalents, unrestricted and restricted	(265)	(472)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,691	1,466
End of period	$1,426	$994

Supplemental disclosures of cash flow information
Interest paid	$27	$30
Income taxes paid, net	$26	$62
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$12
Payable for purchase of property and equipment	$3	$2
Receivable from sale of business	$6	$—
See accompanying notes.

TRINET	32	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior year amounts have been reclassified to conform to current period presentation.
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

TRINET	33	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

June 30, 2025
(in millions)	TriNet Trust
ASSETS
Current assets:
Cash and cash equivalents	$2
Restricted cash, cash equivalents and investments	78
Total current assets	80
Total assets	$80
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$1
Accrued wages	16
Payroll tax liabilities and other payroll withholdings	63
Total current liabilities	80
Total liabilities	$80
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

TRINET	34	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Six Months Ended June 30, 2024
(in millions)	As previously reported	Reclassified amounts	As revised
Operating activities
Changes in operating assets and liabilities:
Accounts receivable, net	3	(7)	(4)
Payroll funds receivable	(38)	38	—
Prepaid expenses, net	(9)	(9)	(18)
Other assets	(33)	(2)	(35)
Other payroll assets	(419)	421	2
Accounts payable and other liabilities	(11)	3	(8)
Client deposits and other client liabilities	5	(14)	(9)
Accrued wages	43	(63)	(20)
Accrued health insurance costs, net	7	(8)	(1)
Accrued workers' compensation costs, net	(21)	7	(14)
Payroll taxes payable and other payroll withholdings	(17)	9	(8)
Net cash used in operating activities	(490)	375	(115)
Investing activities
Purchases of marketable securities	(139)	2	(137)
Net cash used in investing activities	(139)	2	(137)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	—	(377)	(377)
Net cash used in financing activities	—	(377)	(377)
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group medical, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2025, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2025 and December 31, 2024, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $121 million and $60 million, respectively. When the prepaid amount is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of June 30, 2025 and December 31, 2024, accrued health insurance costs offsetting prepaid expenses were $25 million and $90 million, respectively.
Revenue Recognition
Interest Income
We recognize interest income on cash and investments as revenue because the collection and processing of funds held for the benefit of our clients are critical components of providing these services. Interest income is recognized when earned. Our portion of any interest income received from tax jurisdictions related to tax refunds is recognized when the timing and amounts of the interest are determinable.

TRINET	35	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Other Payroll Assets and Payroll Tax Liabilities and Other Payroll Withholdings
Included in other payroll assets are expected payroll tax refunds for which we have filed payroll tax returns claiming the refund with the IRS. Included in these receivables are ERTC and other credits that we have filed returns for on behalf of our clients. When we file a claim for a refund that will be passed on to our clients, we recognize a corresponding liability that is recognized in payroll tax liabilities and other payroll withholdings. We also have receivables from the IRS for ERTC claims where we have distributed portions of the receivables to our clients. As of June 30, 2025 and December 31, 2024, total ERTC receivables are $572 million and $831 million, respectively. Of this amount $39 million and $72 million have been distributed to our clients as of June 30, 2025 and December 31, 2024, respectively.
Leases
As of June 30, 2025, the establishment of our new corporate center in Atlanta and executing lease space has added $40 million to our future minimum lease payments and $19 million to our operating lease ROU asset and liability.
Recent Accounting Pronouncements
Recently issued accounting guidance
Disaggregation of Income Statement Expenses
In December 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, is to enhance the transparency and decision-usefulness of financial reporting by requiring public business entities to provide more detailed disclosures about the components of certain expense captions in their income statements. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2026. The Company is currently evaluating the provisions of this ASU.
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
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund, for PEO customers, as well as amounts held by our statutory trust for our HRIS Users, is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls, payroll tax liabilities and other payroll withholdings. Also included in restricted cash are payroll tax refunds received that have not yet been remitted to clients pending our determination of allocation of payments to clients on these gross receipts from tax authorities.
We also invest available corporate funds, primarily in fixed income securities which meet the requirements of our corporate investment policy and are classified as AFS.

TRINET	36	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2025			December 31, 2024
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$407	$—	$407	$360	$—	$360
Restricted cash, cash equivalents and investments:
Payroll funds collected	827	—	827	1,131		1,131
Collateral for health benefits claims	34	113	147	34	110	144
Collateral for workers' compensation claims	48	—	48	49	—	49
Trust for our HRIS Users	78	—	78	87	—	87
Other security deposits	1	—	1	2	—	2
Total restricted cash, cash equivalents and investments	988	113	1,101	1,303	110	1,413
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	31	93	124	28	117	145
Total	$1,426	$206	$1,632	$1,691	$227	$1,918
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2025 and December 31, 2024 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
June 30, 2025
Cash equivalents:
Money market mutual funds	Level 1	$164	$—	$—	$164	$31	$—	$133
U.S. treasuries	Level 2	7	—	—	7	—	—	7
Total cash equivalents		171	—	—	171	31	—	140
AFS Investments:
Corporate bonds	Level 2	34	—	—	34	—	—	34
Agency securities	Level 2	13	—	—	13	—	—	13
U.S. treasuries	Level 2	158	1	—	159	—	—	159
Total AFS Investments		$205	$1	$—	$206	$—	$—	$206

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2024
Cash equivalents:
Money market mutual funds	Level 1	$570	$—	$—	$570	$257	$—	$313
U.S. treasuries	Level 2	1	—	—	1	—	—	1
Total cash equivalents		571	—	—	571	257	—	314
AFS Investments:
Corporate bonds	Level 2	35		—	35	—		35
Agency securities	Level 2	18	—	(1)	17	—		17
U.S. treasuries	Level 2	176		(2)	174	—		174
Certificate of deposit	Level 2	1	—	—	1	—	—	1
Total AFS Investments		$230	$—	$(3)	$227	$—	$—	$227

TRINET	37	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. There were no transfers between levels as of June 30, 2025 and December 31, 2024.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2025
One year or less	$14
Over one year through five years	185
Over five years through ten years	5
Over ten years	2
Total fair value	$206
The gross proceeds from sales and maturities of AFS securities and gross realized losses for the three and six months ended June 30, 2025 and 2024 are presented below. We had immaterial gross realized gains from sales of investments for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Gross proceeds from sales	$31	$22	$62	$61
Gross proceeds from maturities	1	37	4	64
Fair Value of Long-Term Debt
As of June 30, 2025, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $470 million and $417 million, respectively. As of December 31, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $453 million and $408 million, respectively. The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement.
Our 2021 Revolver is a floating rate debt. At June 30, 2025 and December 31, 2024, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement. The entire outstanding balance of $90 million under our 2021 Revolver was paid off in July 2025.

TRINET	38	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total accrued costs, beginning of period	$160	$175	$158	$175
Incurred
Current year	16	14	30	30
Prior years	(7)	(26)	(7)	(30)
Total incurred	9	(12)	23	—
Paid
Current year	(2)	(1)	(2)	(2)
Prior years	(9)	(8)	(21)	(19)
Total paid	(11)	(9)	(23)	(21)
Total accrued costs, end of period	$158	$154	$158	$154
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2025	December 31, 2024
Total accrued costs, end of period	$158	$158
Collateral paid to carriers and offset against accrued costs	(3)	(4)
Total accrued costs, net of carrier collateral offset	$155	$154
Payable in less than 1 year (net of collateral paid to carriers of $1 at June 30, 2025 and December 31, 2024)	$46	$44
Payable in more than 1 year (net of collateral paid to carriers of $2 and $3 at June 30, 2025 and December 31, 2024, respectively)	109	110
Total accrued costs, net of carrier collateral offset	$155	$154
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2025, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of June 30, 2025 and December 31, 2024, we had $25 million and $26 million of collateral held by insurance carriers, respectively, of which $3 million and $4 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	39	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
future could have a material impact on our condensed consolidated financial position, results of operations, or cash flows.
NOTE 6. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned under performance-based RSUs may range from 0% to 200% of the target award. Performance-based awards granted in 2025 and 2024 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting. The fair value of our RSUs is equal to the fair value of our common stock on the grant date.
The following tables summarize RSU activity for the six months ended June 30, 2025:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	1,100,001	$97.21
Granted	728,093	76.92
Vested	(303,704)	91.46
Forfeited	(133,128)	73.03
Nonvested at June 30, 2025	1,391,262	$88.91
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	179,907	$106.50
Granted	74,840	76.69
Forfeited	(22,728)	124.31
Nonvested at June 30, 2025	232,019	$83.37
Stock Options
Stock options are granted to eligible employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options vest after 3 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2024	—	$—	—	$—
Granted	270,144	76.69	9.73	—
Balance at June 30, 2025	270,144	$76.69	9.73	$—
We estimated the fair value of stock options using the Black-Scholes option-pricing model. Because we do not have significant exercise history in granting stock options, we estimate the expected term using the simplified method. We estimate expected volatility using the daily historical trading data of our common shares. The table below summarizes the assumptions used.

TRINET	40	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Option Assumptions
	Expected Term (in Years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
June 30, 2025	6.5	42.3%	4.09%	1.43%

Additional Disclosures for Stock Options (in millions)	June 30, 2025
Weighted-average grant date fair value of stock options	$31.65
Total fair value of options granted	$9
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of providing services	$4	$4	$8	$8
Sales and marketing	3	3	5	6
General and administrative	9	9	15	21
Systems development and programming costs	2	2	3	3
Total stock based compensation expense	$18	$18	$31	$38
Total stock based compensation capitalized	$1	$1	$1	$2
The table below summarizes unrecognized compensation expense as of June 30, 2025 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$8	2.72
Nonvested time based RSUs	116	2.74
Nonvested performance based RSUs	14	2.05
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares issued and outstanding, beginning balance	48,397,519	50,573,176	49,527,506	50,664,471
Issuance of common stock from vested restricted stock units	176,461	169,870	303,704	329,988
Issuance of common stock from exercise of stock options	—	—	—	5,708
Issuance of common stock for employee stock purchase plan	89,884	75,944	89,884	75,944
Repurchase of common stock	(19,741)	(1,056,446)	(1,230,144)	(1,254,318)
Awards effectively repurchased for required employee withholding taxes	(55,909)	(52,149)	(102,736)	(111,398)
Shares issued and outstanding, ending balance	48,588,214	49,710,395	48,588,214	49,710,395

TRINET	41	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Stock Repurchases
As of June 30, 2025, there was $160 million remaining in the total authorization of $2,715 million of our ongoing stock repurchase program.
Dividends
We paid common stock dividends of $0.25 per share in January 2025 and $0.275 per share in April 2025. We also declared common stock dividends of $0.275 per share to be paid in the third quarter of 2025.
NOTE 8. INCOME TAXES
Our ETR was 28% and 25% for the second quarters of 2025 and 2024, and 26% for the first half of 2025 and 2024, respectively. The increase in the rate for the second quarter of 2025 compared to the same period in 2024 was primarily attributable to adjustments to prior year tax expense and a decrease in tax benefits for stock-based compensation, offset by a decrease in the state tax rate.

We have capital loss carryforwards of $3 million as of December 31, 2024. As a result of the sale of our wholly owned subsidiary Clarus, we generated approximately $9 million of capital loss carryforwards totaling $12 million which will begin to expire in 2027. We have recorded an increase in the valuation allowance of $9 million to reflect the estimated amount of deferred tax assets that may not be realized related to these capital loss carryforwards.
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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$37	$60	$122	$152
Weighted average shares of common stock outstanding	48	50	49	50
Basic EPS	$0.77	$1.21	$2.49	$3.01
Net income	$37	$60	$122	$152
Weighted average shares of common stock outstanding	49	50	49	50
Dilutive effect of stock options and restricted stock units	—	1	—	1
Weighted average shares of common stock outstanding	49	51	49	51
Diluted EPS	$0.77	$1.20	$2.48	$2.98

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	2	1

TRINET	42	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
As part of the restructuring initiatives, the Company incurred $2 million and $3 million of restructuring costs for the three and six months ended June 30, 2025. These expenses are classified in G&A in our Condensed consolidated statement of income and comprehensive income.
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

(in millions)	Accounts payable and other current liabilities	Accrued wages
Balance at December 31, 2024	$1	14
(+) Additions	—	1
(-) Payments	—	(6)
Balance at June 30, 2025	$1	$9
We expect to make payments for these liabilities during 2025. We expect the restructuring efforts to continue through 2026 and may recognize additional expenses as they are incurred.

TRINET	43	2025 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The table below provides the primary measure of profitability and detail regarding the significant expenses reviewed by our CEO.

	Six Months Ended June 30,
(in millions)	2025	2024
Professional service revenues	$381	$400
Insurance service revenues	2,113	2,090
Interest income	36	35
Total revenues	2,530	2,525
Workers' compensation costs	39	17
Health insurance costs	1,850	1,806
Sales & marketing	119	127
Client support costs	86	95
Corporate administration	73	75
System support & development	100	93
Depreciation and amortization of intangible assets	34	37
Stock based compensation	31	38
Other (1)	3	—
Interest expense, bank fees and other	29	32
Income Taxes	44	53
Net Income	122	152
(1) Other includes certain costs that are considered non-recurring such as restructuring costs.

TRINET	44	2025 Q2 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2024 Form 10-K and in Part II, Item 1A of our report on Form 10-Q filed with the SEC on April 25, 2025.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
April 1 - April 30, 2025	20,321	$74.18	19,741	$160
May 1 - May 31, 2025	55,257	$83.88	—	$160
June 1 - June 30, 2025	72	$77.58	—	$160
Total	75,650		19,741
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $2,715 million as of June 30, 2025. The total remaining authorization for future stock repurchases under our stock repurchase program was $160 million as of June 30, 2025. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $91 million of our outstanding stock during the three months ended June 30, 2025.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
On May 23, 2025, Sidney Majalya, our Chief Legal Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Majalya Plan”). The first possible trade date under the Majalya Plan is August 25, 2025, and the end date of the Majalya Plan is May 20, 2027 (subject to customary exceptions), for a duration of approximately two years. The aggregate number of shares currently expected to be sold pursuant to the Majalya Plan is 6,200.
On May 2, 2025, Anthony Shea Treadway, our Chief Revenue Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Treadway Plan”). The

TRINET	45	2025 Q2 FORM 10-Q

OTHER INFORMATION	Table of Contents
first possible trade date under the Treadway Plan is August 19, 2025, and the end date of the Treadway Plan is May 19, 2026 (subject to customary exceptions), for a duration of approximately one year. The Treadway Plan calls for the sale of an amount of shares that Mr. Treadway could receive upon the future vesting of certain outstanding and expected equity awards, net of any shares withheld by us to satisfy applicable taxes. The exact number of shares to be sold pursuant to the Treadway Plan depends on the number of shares to be withheld by us and the amount of any additional equity awards that may be granted and that will vest during the duration of the Treadway Plan, among other factors. For purposes of this disclosure, without taking into account (i) any future equity awards account under the company’s equity-based incentive plans (ii) any new shares purchased under the company’s employee stock purchase plan or (iii) subtracting any shares to be withheld upon future vesting events, the aggregate number of shares currently expected to be sold pursuant to the Treadway Plan is 12,411.

TRINET	46	2025 Q2 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
4.4	Second Supplemental Indenture, dated March 5, 2025, to Indenture dated February 26, 2021, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.4	4/25/2025
4.5	First Supplemental Indenture, dated March 5, 2025, to Indenture dated August 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.5	4/25/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
**	Constitutes a management contract or compensatory plan or arrangement.

TRINET	47	2025 Q2 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: July 25, 2025	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: July 25, 2025	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	48	2025 Q2 FORM 10-Q