Form 10-Q
period 2025-09-30
TRINET GROUP, INC.
filed 2025-10-29
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 22, 2025 was 48,030,361.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2025

TRINET	2	2025 Q3 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently on August 16, 2023
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERTC	Employee Retention Tax Credit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected
PSR	Professional service revenues
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming

TRINET	3	2025 Q3 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TriNet Clarus R+D	Clarus R+D Solutions, LLC, which was sold in the first quarter of 2025
TriNet Trust	A legal trust that holds ASO client funds for remittance to ASO Users, tax authorities and certain other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO

TRINET	4	2025 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	5	2025 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	6	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the nine months ended September 30, 2025 reflect our continuing efforts to serve our clients, attract new clients, manage expenses and invest in our platform.
So far in 2025, we:
•made progress on the strategic restructuring initiatives to focus our business on our core value proposition, growing ASO, and the efficiency and effectiveness of our operations, including the sale of TriNet Clarus R+D,
•demonstrated disciplined expense management, in light of rising insurance costs,
•opened our new corporate center in Atlanta,
•realized all time high net promoter scores, and
•paid common stock dividends of $0.275 per share in April and July, and declared common stock dividends of $0.275 per share paid in October 2025. Together with common stock repurchases of $122 million, we have returned $162 million to stockholders as of September 30, 2025.
Performance Highlights
Our results for the quarter ended September 30, 2025, and the nine months ended September 30, 2025 when compared to the same periods of 2024, are noted below:
Q3 2025

$1.2B		$50M		90%
Total revenues		Income before tax		Insurance cost ratio
(2)%	decrease	(14)%	decrease	—%	flat

$34M		$0.70		$55M
Net income		Diluted EPS		Adjusted Net income *
(24)%	decrease	(21)%	decrease	(7)%	decrease

335,235		331,973
Average WSEs		Total WSEs
(6)%	decrease	(7)%	decrease

* Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	7	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Our total revenue decreased in the third quarter of 2025, compared to the same period in 2024, primarily driven by lower co-employed Average WSEs.
During the third quarter of 2025, our Average WSEs and Total WSEs decreased by 6%, compared to the same period in 2024, primarily due to WSE decreases in our Technology, Professional Services, Main Street, and Life Sciences verticals.
Our results are highly influenced by health care cost and utilization trends. Our ICR in the third quarter of 2025 was flat compared to the same period in 2024. On a year-to-date basis, our ICR was 2% higher compared to the same period in 2024, driven by insurance costs outpacing the growth in insurance services revenues during the first half of 2025.
Lower total revenue, partially offset by lower operating expenses, resulted in decreases of net income and Adjusted Net income of 24% and 7%, respectively, in the third quarter of 2025, as compared to the same period in 2024. On a year-to-date basis, higher insurance costs, partially offset by lower operating expenses, resulted in decreases in net income and Adjusted Net income of 20% and 15%, respectively.
YTD 2025

$3.8B		$216M		90%
Total revenues		Income before tax		Insurance cost ratio
—%	flat	(18)%	decrease	2%	increase

$156M		$3.19		$209M
Net income		Diluted EPS		Adjusted Net income *
(20)%	decrease	(18)%	decrease	(15)%	decrease

337,330		331,973
Average WSEs		Total WSEs
(4)%	decrease	(7)%	decrease

* Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	8	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the third quarter and nine months ended September 30, 2025, when compared to the same periods of 2024. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2024 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except operating metrics data)	2025	2024	% Change	2025	2024	% Change
Income Statement Data:
Professional service revenues	$169	$184	(8)%	$550	$584	(6)%
Insurance service revenues	1,046	1,053	(1)	3,159	3,143	1
Interest income	17	15	13	53	49	8
Total revenues	1,232	1,252	(2)	3,762	3,776	—
Insurance costs	943	949	(1)	2,832	2,772	2
Operating expenses	226	230	(2)	672	694	(3)
Interest expense, bank fees and other	13	15	(13)	42	47	(11)
Total costs and operating expenses	1,182	1,194	(1)	3,546	3,513	1
Income before tax	50	58	(14)	216	263	(18)
Income taxes	16	13	23	60	67	(10)
Net income	$34	$45	(24)%	$156	$196	(20)%

Cash Flow Data:
Net cash provided by operating activities				242	214	13
Net cash used in investing activities				(27)	(25)	8
Net cash used in financing activities				(560)	(707)	(21)%

Non-GAAP measures (1):
Adjusted EBITDA	100	109	(8)	368	425	(13)
Adjusted Net income	55	59	(7)	209	247	(15)

Operating Metrics:
Insurance Cost Ratio	90%	90%	—	90%	88%	2
Average WSEs	335,235	355,948	(6)	337,330	351,856	(4)
Total WSEs	331,973	356,137	(7)	331,973	356,137	(7)
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".

The following table summarizes our balance sheet data as of September 30, 2025 compared to December 31, 2024.

(in millions)	September 30, 2025	December 31, 2024	% Change
Balance Sheet Data:
Cash and cash equivalents	$321	$360	(11)%
Working capital	249	199	25
Total assets	3,425	4,119	(17)
Debt	895	983	(9)
Total stockholders’ equity	110	69	59

TRINET	9	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

TRINET	10	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$34	$45	$156	$196
Provision for income taxes	16	13	60	67
Stock based compensation	17	15	48	53
Interest expense, bank fees and other	13	15	42	47
Depreciation and amortization of intangible assets	16	19	50	56
Amortization of cloud computing arrangements	2	2	7	6
Restructuring costs	2	—	5	—
Adjusted EBITDA	$100	$109	$368	$425
Adjusted EBITDA Margin	8.2%	8.8%	9.8%	11.3%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$34	$45	$156	$196
Effective income tax rate adjustment	4	(2)	6	—
Stock based compensation	17	15	48	53
Amortization of other intangible assets	2	5	7	14
Non-cash interest expense	1	1	2	2
Restructuring costs	2	—	5	—
Income tax impact of pre-tax adjustments	(5)	(5)	(15)	(18)
Adjusted Net Income	$55	$59	$209	$247

TRINET	11	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
	2025	2024	2025	2024	Q3 2025 vs. Q3 2024	YTD 2025 vs. YTD 2024

Average WSEs	335,235	355,948	337,330	351,856	(6)%	(4)%
Co-Employed	305,420	336,013	308,362	333,182	(9)	(7)
PEO Platform Users	29,815	19,935	28,968	18,674	50	55
Total WSEs	331,973	356,137	331,973	356,137	(7)	(7)
Co-Employed	302,292	333,997	302,292	333,997	(9)	(9)
PEO Platform Users	29,681	22,140	29,681	22,140	34	34
Average WSEs decreased 6% when comparing the third quarter of 2025 to the same period in 2024 driven by both client attrition outpacing new client additions and lower hiring in our installed base over the past twelve months, primarily due to declines in our Technology, Professional Services, Main Street, and Life Sciences verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future success in generating revenue, growing our business and retaining clients. Total WSEs decreased 7% when compared to the same period in 2024, primarily due to declines in our Technology, Professional Services, Main Street, and Life Sciences verticals. This was partially attributable to necessary repricing of our health benefits services.
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

TRINET	12	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

TRINET	13	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Insurance costs	$943	$949	$2,832	$2,772
Insurance service revenues	1,046	1,053	3,159	3,143
Insurance Cost Ratio	90%	90%	90%	88%

ICR remained flat for the third quarter and increased for the nine months ended September 30, 2025 as compared to the same period in 2024, the increase was primarily driven by higher insurance costs that outpaced the growth in ISR. The increase in insurance costs was primarily due to higher rates paid for inpatient and professional services, as well as pharmacy costs for increased utilization of specialty drugs and other high-cost prescriptions, particularly medications for diabetes and obesity.
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

TRINET	14	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased by 8% during the third quarter and nine months ended September 30, 2025 compared to the same periods in 2024.
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

PSR

ISR - % represents proportion of insurance service revenues to total revenues

*Total revenues generated from PEO services only, excluding interest income
Total revenue decreased for the third quarter of 2025, primarily due to lower co-employed Average WSEs. Total revenue was flat for the nine months ended September 30, 2025 as lower co-employed Average WSEs was offset by rate increases for both professional services and insurance services revenues.

TRINET	15	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
During 2025, we began migrating our clients from our predecessor HRIS services to our ASO product. PSR from PEO Services customers and HRIS and ASO services clients was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
PEO Services	$160	$174	$522	$552
HRIS and ASO Services	9	10	28	32
Total	$169	$184	$550	$584

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
PSR for the third quarter and nine months ended September 30, 2025 decreased compared to prior periods, primarily driven by lower co-employed Average WSEs, and the discontinuance of both a client-level technology fee

TRINET	16	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
and our Clarus R+D product. PSR from HRIS services has decreased as we continue to wind down this product and migrate clients to our ASO services.
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

ISR decreased slightly for the third quarter of 2025, primarily due to lower health plan enrollment driven by lower Co-employed Average WSEs. The increase in ISR for the nine months ended September 30, 2025 was primarily driven by rate increases, partially offset by lower co-employed Average WSEs.
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

TRINET	17	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Interest income for the third quarter and nine months ended September 30, 2025 was slightly higher than prior periods as higher interest received related to payroll tax refunds was partially offset by a decrease in interest earned on our cash and investments.
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
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

TRINET	18	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Insurance costs decreased for the third quarter of 2025, primarily due to lower co-employed Average WSEs partially offset by higher rates paid for services. Insurance costs increased for the nine months ended September 30, 2025, primarily due to higher rates paid for outpatient and professional services and increased utilization of high-cost drugs, particularly for specialty drugs and medications for diabetes and obesity. This increase is partially offset by lower co-employed Average WSEs.

TRINET	19	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,300 colleagues as of September 30, 2025 primarily across the U.S. but also in India and Canada, down approximately 400 colleagues from September 30, 2024. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expenses represented approximately 65% of our expenses in the third quarters of 2025 and 2024, and 66% in the nine months ended 2025 and 2024.

During the third quarter and nine months ended September 30, 2025, expenses decreased 2% and 4% respectively, when compared to the same periods in 2024, driven largely by lower compensation expense from our reduced headcount, partially offset by increased expenses related to the execution of our medium term strategy, which includes process optimization, further development of our product offerings, and go-to-market innovations. The ratio of expenses to total revenues was 19% for the third quarter and the nine months ended September 30, 2025 and 20% for the same periods in 2024.

% represents portion of compensation related expense included in operating expenses
Compensation related expense

We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	20	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$245	Q3 2024 Expenses
-1	COPS decreased primarily due to lower compensation expense.
-6	S&M decreased primarily due to lower compensation expense.
+5	G&A increased primarily due to higher compensation expense related to our process optimization and innovation efforts as well as incremental severance related to our restructuring.
+1	SD&P increased primarily due to higher compensation expense.
-3	D&A decreased primarily due to lower intangible asset amortization related to our past acquisitions.
-2	IE decreased driven primarily by lower debt balances.
$239	Q3 2025 Expenses

(in millions)
$741	YTD 2024 Expenses
-13	COPS decreased primarily due to lower compensation expense.
-15	S&M decreased primarily due to lower compensation, conferences and events expenses and advertising expenses.
+9	G&A increased primarily due to higher compensation expense related to our process optimization and innovation efforts as well as incremental severance related to our restructuring.
+3	SD&P increased primarily due to higher compensation expense.
-6	D&A decreased primarily due to lower intangible asset amortization related to our past acquisitions.
-5	IE decreased driven primarily by lower debt balances.
$714	YTD 2025 Expenses
The primary spend type drivers to the changes in our expenses are presented below:

TRINET	21	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Income Taxes
Our ETR was 32% and 23% for the third quarters of 2025 and 2024, respectively and 28% and 25% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the rate as compared to the same periods of 2024 was primarily attributable to decreases in tax benefits for stock based compensation, decreases in excludable income for state tax purposes, and decreases in tax credits.

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

TRINET	22	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
TriNet Trust, which is consolidated into our financial statements, holds funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust also holds ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our Condensed consolidated balance sheets as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and accounts payable and other current liabilities. As of September 30, 2025, the balance of restricted cash in TriNet Trust was $63 million. We include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. We will continue to use this trust structure as we transition our HRIS services to ASO services.

	September 30, 2025			December 31, 2024
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$318	$3	$321	$359	$1	$360
Restricted cash, cash equivalents and investments	22	1,086	1,108	23	1,390	1,413
Other current assets	80	989	1,069	95	1,312	1,407
Total current assets	$420	$2,078	$2,498	$477	$2,703	$3,180

Total current liabilities	$171	$2,078	$2,249	$278	$2,703	$2,981

Working capital	$249	$—	$249	$199	$—	$199
As of September 30, 2025, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Working capital for corporate purposes

TRINET	23	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Corporate working capital as of September 30, 2025 increased $50 million from December 31, 2024, primarily due to the increases in our corporate cash and cash equivalents, together with decreases in our corporate current liabilities. Our decrease in corporate current liabilities is primarily driven by the pay off of our revolving credit facility in the third quarter of 2025, leaving no outstanding balance on our $700 million revolving line of credit.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in millions)	2025			2024
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$242	$—	$242	$214	$—	$214
Investing activities	(27)	—	(27)	(25)	—	(25)
Financing activities	(257)	(303)	(560)	(217)	(490)	(707)
Net change in cash and cash equivalents, unrestricted and restricted	$(42)	$(303)	$(345)	$(28)	$(490)	$(518)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$415	$1,276	$1,691	$334	$1,132	$1,466
End of period	$373	$973	$1,346	$306	$642	$948

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(41)	$2	$(39)	$(37)	$—	$(37)
Restricted	$(1)	$(305)	$(306)	$9	$(490)	$(481)
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

	Nine Months Ended September 30,
(in millions)	2025	2024
Investments:
Purchases of marketable securities	$(59)	$(161)
Proceeds from sale and maturity of marketable securities	82	196
Cash provided by investments	$23	$35
Acquisitions of property and equipment and software	(51)	(60)
Cash used in capital expenditures	$(51)	$(60)
Proceeds from sale of business	1	—
Cash used in investing activities	$(27)	$(25)
Investments

TRINET	24	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our Condensed consolidated balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At September 30, 2025, our investments had a weighted average duration of two years and an average S&P credit rating of AA+.
As of September 30, 2025, we held approximately $1.6 billion in restricted and unrestricted cash, cash equivalents and investments, of which $321 million was unrestricted cash and cash equivalents. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the nine months ended September 30, 2025 and 2024, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2025 and 2024 consisted of WSE and TriNet Trust related activities and our debt and equity-related activities.

	Nine Months Ended September 30,
(in millions)	2025	2024
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$(303)	$(490)
Repurchase of common stock, net of issuance	(128)	(167)
Repayment of borrowings under revolving credit facility	(90)	(25)
Dividends paid	(39)	(25)
Cash used in financing activities	$(560)	$(707)
The year-over-year change in net cash used in financing activities for WSE and TriNet Trust purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities.
During the nine months ended September 30, 2025, we repurchased 1,711,793 shares of our common stock for approximately $122 million through our existing stock repurchase program in addition to 55,136 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of September 30, 2025, approximately $129 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
We paid common stock dividends of $0.25 per share in January 2025 and $0.275 per share in April and July 2025. We also declared a common stock dividend of $0.275 per share paid in October 2025.
Capital Resources
As of September 30, 2025, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolver. In July 2025, the outstanding balance of $90 million was paid off. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.

TRINET	25	2025 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at September 30, 2025.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2024 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	26	2025 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at September 30, 2025 and December 31, 2024.
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
Our 2021 Credit Agreement includes a $700 million revolver. In July 2025, we paid off the outstanding balance of $90 million.

TRINET	27	2025 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	28	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share data)	2025	2024	2025	2024
Professional service revenues	$169	$184	$550	$584
Insurance service revenues	1,046	1,053	3,159	3,143
Interest income	17	15	53	49
Total revenues	1,232	1,252	3,762	3,776
Insurance costs	943	949	2,832	2,772
Cost of providing services	73	74	215	228
Sales and marketing	68	74	203	218
General and administrative	51	46	149	140
Systems development and programming	18	17	55	52
Depreciation and amortization of intangible assets	16	19	50	56
Interest expense, bank fees and other	13	15	42	47
Total costs and operating expenses	1,182	1,194	3,546	3,513
Income before tax	50	58	216	263
Income taxes	16	13	60	67
Net income	$34	$45	$156	$196
Other comprehensive income, net of income taxes	—	7	3	4
Comprehensive income	$34	$52	$159	$200

Net income per share:
Basic	$0.70	$0.90	$3.20	$3.91
Diluted	$0.70	$0.89	$3.19	$3.87
Weighted average shares:
Basic	48	50	49	50
Diluted	48	50	49	51
See accompanying notes.

TRINET	29	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$321	$360
Restricted cash, cash equivalents and investments	1,108	1,413
Accounts receivable, net	10	32
Payroll funds receivable	476	349
Prepaid expenses, net	53	64
Other payroll assets	481	916
Other current assets	49	46
Total current assets	2,498	3,180
Restricted cash, cash equivalents and investments, noncurrent	125	145
Property and equipment, net	11	10
Operating lease right-of-use asset	37	24
Goodwill	461	461
Software and other intangible assets, net	151	156
Other assets	142	143
Total assets	$3,425	$4,119
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$89	$89
Revolving credit agreement borrowings	—	75
Client deposits and other client liabilities	43	76
Accrued wages	549	580
Accrued health insurance costs, net	197	189
Accrued workers' compensation costs, net	45	44
Payroll tax liabilities and other payroll withholdings	1,308	1,906
Operating lease liabilities	10	13
Insurance premiums and other payables	8	9
Total current liabilities	2,249	2,981
Long-term debt, noncurrent	895	908
Accrued workers' compensation costs, noncurrent, net	110	110
Deferred taxes	9	11
Operating lease liabilities, noncurrent	38	26
Other non-current liabilities	14	14
Total liabilities	3,315	4,050
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024)
Common stock and additional paid-in capital	1,112	1,056
($0.000025 par value per share; 750,000,000 shares authorized; 48,210,700 and 49,527,506 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)
Accumulated deficit	(1,002)	(984)
Accumulated other comprehensive loss	—	(3)
Total stockholders' equity	110	69
Total liabilities & stockholders' equity	$3,425	$4,119
See accompanying notes.

TRINET	30	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total Stockholders' Equity, beginning balance	$107	$100	$69	$78
Common Stock and Additional Paid-In Capital
Beginning balance	1,095	1,021	1,056	976
Issuance of common stock for employee stock purchase plan	—	—	6	6
Stock based compensation expense	17	16	50	55
Ending balance	1,112	1,037	1,112	1,037

Retained Earnings (Accumulated Deficit)
Beginning balance	(988)	(916)	(984)	(896)
Net income	34	45	156	196
Common stock dividends	(13)	(12)	(40)	(37)
Repurchase of common stock	(31)	(21)	(122)	(155)
Awards effectively repurchased for required employee withholding taxes	(4)	(6)	(12)	(18)
Ending balance	(1,002)	(910)	(1,002)	(910)

Accumulated Other Comprehensive Income
Beginning balance	—	(5)	(3)	(2)
Other comprehensive income	—	7	3	4
Ending balance	—	2	—	2
Total Stockholders' Equity, ending balance	$110	$129	$110	$129
See accompanying notes.

TRINET	31	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities
Net income	$156	$196
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangible assets	50	56
Amortization of deferred costs	36	32
Amortization of ROU asset, lease modification, impairment, and abandonment	5	4
Deferred income taxes	(3)	3
Stock based compensation	48	53
Other	4	3
Changes in operating assets and liabilities:
Accounts receivable, net	1	(5)
Prepaid expenses, net	14	(12)
Other assets	(30)	(42)
Other payroll assets	—	3
Accounts payable and other liabilities	—	(10)
Client deposits and other client liabilities	(1)	(9)
Accrued wages	(15)	(23)
Accrued health insurance costs, net	—	(2)
Accrued workers' compensation costs, net	—	(14)
Payroll taxes liabilities and other payroll withholdings	(12)	(8)
Operating lease liabilities	(11)	(11)
Net cash provided by operating activities	242	214
Investing activities
Purchases of marketable securities	(59)	(161)
Proceeds from sale and maturity of marketable securities	82	196
Acquisitions of property and equipment and software	(51)	(60)
Proceeds from sale of business	1	—
Net cash used in investing activities	(27)	(25)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	(303)	(490)
Repurchase of common stock	(122)	(155)
Proceeds from issuance of common stock	6	6
Awards effectively repurchased for required employee withholding taxes	(12)	(18)
Repayment of revolving credit agreement borrowings	(90)	(25)
Dividends paid	(39)	(25)
Net cash used in financing activities	(560)	(707)
Net change in cash and cash equivalents, unrestricted and restricted	(345)	(518)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,691	1,466
End of period	$1,346	$948

Supplemental disclosures of cash flow information
Interest paid	$51	$55
Income taxes paid, net	$27	$67
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$12
Payable for purchase of property and equipment	$3	$2
Receivable from sale of business	$6	$—
See accompanying notes.

TRINET	32	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior year amounts have been reclassified to conform to current period presentation.
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

TRINET	33	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The following table presents the assets and liabilities of TriNet Trust which are included in our condensed consolidated balance sheet. These amounts on any particular date can vary due to timing of cash receipts and remittances related to the payroll processing activities of our clients.

September 30, 2025
(in millions)	TriNet Trust
ASSETS
Current assets:
Cash and cash equivalents	$3
Restricted cash, cash equivalents and investments	63
Total current assets	66
Total assets	$66
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$1
Accrued wages	14
Payroll tax liabilities and other payroll withholdings	49
Total current liabilities	64
Total liabilities	$64
Reclassifications
Income Statement
Certain prior year amounts on the Condensed Consolidated Statement of Income and Comprehensive Income have been reclassified to conform to current period presentation. Specifically, interest income previously included in the former Other income (expense) category is now classified as a component of Total revenue. Similarly, Interest expense, bank fees and other has been reclassified as part of total expenses. These reclassifications eliminate the profitability measure of Operating Income on our Condensed Consolidated Statement of Income and Comprehensive Income, which is not a key measure of profitability used by management.
Statement of Cash Flows
Certain prior year amounts on the Condensed Consolidated Statements of Cash Flows have also been reclassified to conform to current period presentation, with no impact on the Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statement of Balance Sheets and Condensed Consolidated Statements of Stockholders' Equity. In particular, changes in WSE related assets and liabilities were previously reported within operating activities and are now reclassified into financing activities to better reflect operating activities excluding the impact of client cash flows.

TRINET	34	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Nine Months Ended September 30, 2024
(in millions)	As previously reported	Reclassified amounts	As revised
Operating activities
Changes in operating assets and liabilities:
Accounts receivable, net	2	(7)	(5)
Payroll funds receivable	(64)	64	—
Prepaid expenses, net	3	(15)	(12)
Other assets	(44)	2	(42)
Other payroll assets	(502)	505	3
Accounts payable and other liabilities	(13)	3	(10)
Client deposits and other client liabilities	(27)	18	(9)
Accrued wages	52	(75)	(23)
Accrued health insurance costs, net	18	(20)	(2)
Accrued workers' compensation costs, net	(19)	5	(14)
Payroll taxes payable and other payroll withholdings	(18)	10	(8)
Net cash used in operating activities	(612)	490	(122)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	—	(490)	(490)
Net cash used in financing activities	—	(490)	(490)
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group medical, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the nine months ended September 30, 2025, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of September 30, 2025 and December 31, 2024, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $118 million and $60 million, respectively. When the prepaid amount is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of September 30, 2025 and December 31, 2024, accrued health insurance costs offsetting prepaid expenses were $27 million and $90 million, respectively.
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
Other Payroll Assets and Payroll Tax Liabilities and Other Payroll Withholdings

TRINET	35	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Included in other payroll assets are expected payroll tax refunds for which we have filed payroll tax returns claiming the refund with the IRS. Included in these receivables are ERTC and other credits that we have filed returns for on behalf of our clients. When we file a claim for a refund that will be passed on to our clients, we recognize a corresponding liability that is recognized in payroll tax liabilities and other payroll withholdings. We also have receivables from the IRS for ERTC claims where we have distributed portions of the receivables to our clients. As of September 30, 2025 and December 31, 2024, total ERTC receivables are $389 million and $831 million, respectively. Of this amount $20 million and $72 million have been distributed to our clients as of September 30, 2025 and December 31, 2024, respectively.
Leases
As of September 30, 2025, the establishment of our new corporate center in Atlanta and executing lease space has added $40 million to our future minimum lease payments and $19 million and $18 million to our operating lease ROU asset and liability, respectively.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements. The ASU mandates additional details in the income tax rate reconciliation, including quantitative thresholds for reconciling items, and requires disaggregation of income taxes paid by federal, state, and foreign jurisdictions, with further breakdowns for significant individual jurisdictions. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of this ASU.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of this ASU.
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

TRINET	36	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Our total cash, cash equivalents and investments are summarized below:

	September 30, 2025			December 31, 2024
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$321	$—	$321	$360	$—	$360
Restricted cash, cash equivalents and investments:
Payroll funds collected	846	—	846	1,131		1,131
Collateral for health benefits claims	37	113	150	34	110	144
Collateral for workers' compensation claims	48	—	48	49	—	49
Trust for our HRIS Users	63	—	63	87	—	87
Other security deposits	1	—	1	2	—	2
Total restricted cash, cash equivalents and investments	995	113	1,108	1,303	110	1,413
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	30	95	125	28	117	145
Total	$1,346	$208	$1,554	$1,691	$227	$1,918
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of September 30, 2025 and December 31, 2024 and the amortized cost, gross unrealized gains, gross unrealized losses, fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
September 30, 2025
Cash equivalents:
Money market mutual funds	Level 1	$172	$—	$—	$172	$86	$—	$86
U.S. treasuries	Level 2	7	—	—	7	—	—	7
Total cash equivalents		179	—	—	179	86	—	93
AFS Investments:
Corporate bonds	Level 2	34	—	—	34	—	—	34
Agency securities	Level 2	11	—	—	11	—	—	11
U.S. treasuries	Level 2	161	2	—	163	—	—	163
Total AFS Investments		$206	$2	$—	$208	$—	$—	$208

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
December 31, 2024
Cash equivalents:
Money market mutual funds	Level 1	$570	$—	$—	$570	$257	$—	$313
U.S. treasuries	Level 2	1	—	—	1	—	—	1
Total cash equivalents		571	—	—	571	257	—	314
AFS Investments:
Corporate bonds	Level 2	35		—	35	—		35
Agency securities	Level 2	18	—	(1)	17	—		17
U.S. treasuries	Level 2	176		(2)	174	—		174
Certificate of deposit	Level 2	1	—	—	1	—	—	1
Total AFS Investments		$230	$—	$(3)	$227	$—	$—	$227

TRINET	37	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. There were no transfers between levels as of September 30, 2025 and December 31, 2024.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	September 30, 2025
One year or less	$17
Over one year through five years	185
Over five years through ten years	6
Over ten years	—
Total fair value	$208
The gross proceeds from sales and maturities of AFS securities and gross realized losses for the three and nine months ended September 30, 2025 and 2024 are presented below. We had immaterial gross realized gains from sales of investments for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gross proceeds from sales	$14	$31	$76	$93
Gross proceeds from maturities	2	39	6	103
Fair Value of Long-Term Debt
As of September 30, 2025, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $469 million and $413 million, respectively. As of December 31, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $453 million and $408 million, respectively. The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement.
Our 2021 Revolver is a floating rate debt. At September 30, 2025 and December 31, 2024, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement. The entire outstanding balance of $90 million under our 2021 Revolver was paid off in July 2025.

TRINET	38	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total accrued costs, beginning of period	$158	$154	$158	$175
Incurred
Current year	9	8	40	37
Prior years	2	6	(6)	(23)
Total incurred	11	14	34	14
Paid
Current year	(3)	(3)	(5)	(5)
Prior years	(7)	(10)	(28)	(29)
Total paid	(10)	(13)	(33)	(34)
Total accrued costs, end of period	$159	$155	$159	$155
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	September 30, 2025	December 31, 2024
Total accrued costs, end of period	$159	$158
Collateral paid to carriers and offset against accrued costs	(4)	(4)
Total accrued costs, net of carrier collateral offset	$155	$154
Payable in less than 1 year (net of collateral paid to carriers of $1 at September 30, 2025 and December 31, 2024)	$45	$44
Payable in more than 1 year (net of collateral paid to carriers of $3 at September 30, 2025 and December 31, 2024, respectively)	110	110
Total accrued costs, net of carrier collateral offset	$155	$154
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended September 30, 2025, incurred losses from prior years primarily related to revisions in the severity on certain claims from older years. For the nine months ended September 30, 2025, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of September 30, 2025 and December 31, 2024, we had $25 million and $26 million of collateral held by insurance carriers, respectively, of which $4 million was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	39	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The following tables summarize RSU activity for the nine months ended September 30, 2025:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	1,100,001	$97.21
Granted	734,521	76.83
Vested	(458,119)	90.80
Forfeited	(160,184)	76.45
Nonvested at September 30, 2025	1,216,219	$88.61
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	179,907	$106.50
Granted	74,840	76.69
Vested	(4,856)	84.98
Forfeited	(23,526)	78.65
Nonvested at September 30, 2025	226,365	$83.19
Stock Options
Stock options are granted to eligible employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options vest after 3 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2024	—	$—	—	$—
Granted	270,144	76.69	9.21	—
Balance at September 30, 2025	270,144	$76.69	9.21	$—

TRINET	40	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Option Assumptions
	Expected Term (in Years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
September 30, 2025	6.5	42.3%	4.09%	1.43%

Additional Disclosures for Stock Options (in millions)	September 30, 2025
Weighted-average grant date fair value of stock options	$31.65
Total fair value of options granted	$9
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of providing services	$4	$4	$12	$12
Sales and marketing	3	3	8	9
General and administrative	9	7	23	28
Systems development and programming costs	1	1	5	4
Total stock based compensation expense	$17	$15	$48	$53
Total stock based compensation capitalized	$1	$1	$2	$2
The table below summarizes unrecognized compensation expense as of September 30, 2025 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$7	2.47
Nonvested time based RSUs	100	2.56
Nonvested performance based RSUs	12	1.83
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and nine months ended September 30, 2025 and 2024:

TRINET	41	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares issued and outstanding, beginning balance	48,588,214	49,710,395	49,527,506	50,664,471
Issuance of common stock from vested restricted stock units	159,271	161,229	462,975	491,217
Issuance of common stock from exercise of stock options	—	—	—	5,708
Issuance of common stock for employee stock purchase plan	—	—	89,884	75,944
Repurchase of common stock	(481,649)	(201,197)	(1,711,793)	(1,455,515)
Awards effectively repurchased for required employee withholding taxes	(55,136)	(58,636)	(157,872)	(170,034)
Shares issued and outstanding, ending balance	48,210,700	49,611,791	48,210,700	49,611,791

Stock Repurchases
As of September 30, 2025, there was $129 million remaining in the total authorization of $2,715 million of our ongoing stock repurchase program.
Dividends
We paid common stock dividends of $0.25 per share in January 2025, and $0.275 per share in April and July 2025. We also declared common stock dividends of $0.275 per share paid in October 2025.
NOTE 8. INCOME TAXES
Our ETR was 32% and 23% for the third quarters of 2025 and 2024, and 28% and 25% for nine months ended September 30, 2025 and 2024, respectively. The increase in the rate as compared to the same periods of 2024 was primarily attributable to decreases in tax benefits for stock based compensation, decreases in excludable income for state tax purposes, and decreases in tax credits.

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

TRINET	42	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 9. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$34	$45	$156	$196
Weighted average shares of common stock outstanding	48	50	49	50
Basic EPS	$0.70	$0.90	$3.20	$3.91
Net income	$34	$45	$156	$196
Weighted average shares of common stock outstanding	48	50	49	50
Dilutive effect of stock options and restricted stock units	—	—	—	1
Weighted average shares of common stock outstanding	48	50	49	51
Diluted EPS	$0.70	$0.89	$3.19	$3.87

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	2	1	2	1
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
As part of the restructuring initiatives, the Company incurred $2 million and $5 million of restructuring costs for the three and nine months ended September 30, 2025. These expenses are classified in G&A in our condensed consolidated statement of income and comprehensive income.
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

(in millions)	Accounts payable and other current liabilities	Accrued wages
Balance at December 31, 2024	$1	14
(+) Additions	—	2
(-) Payments	—	(8)
Balance at September 30, 2025	$1	$8
We expect to make payments for these liabilities during 2025 and into 2026. We expect the restructuring efforts to continue through 2026 and may recognize additional expenses as they are incurred.

TRINET	43	2025 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The table below provides the primary measure of profitability and detail regarding the significant expenses reviewed by our CEO.

	Nine Months Ended September 30,
(in millions)	2025	2024
Professional service revenues	$550	$584
Insurance service revenues	3,159	3,143
Interest income	53	49
Total revenues	3,762	3,776
Workers' compensation costs	57	39
Health insurance costs	2,775	2,733
Sales & marketing	178	192
Client support costs	127	139
Corporate administration	115	114
System support & development	149	140
Depreciation and amortization of intangible assets	50	56
Stock based compensation	48	53
Other (1)	5	—
Interest expense, bank fees and other	42	47
Income Taxes	60	67
Net Income	156	196
(1) Other includes certain costs that are considered non-recurring such as restructuring costs.

TRINET	44	2025 Q3 FORM 10-Q

OTHER INFORMATION	Table of Contents

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
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
July 1 - July 31, 2025	70,370	$69.18	69,673	$156
August 1 - August 31, 2025	406,321	$64.30	356,185	$133
September 1 - September 31, 2025	60,094	$67.74	55,791	$129
Total	536,785		481,649
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $2,715 million as of September 30, 2025. The total remaining authorization for future stock repurchases under our stock repurchase program was $129 million as of September 30, 2025. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $31 million of our outstanding stock during the three months ended September 30, 2025.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

TRINET	45	2025 Q3 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
4.4	Second Supplemental Indenture, dated March 5, 2025, to Indenture dated February 26, 2021, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.4	4/25/2025
4.5	First Supplemental Indenture, dated March 5, 2025, to Indenture dated August 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.5	4/25/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
**	Constitutes a management contract or compensatory plan or arrangement.

TRINET	46	2025 Q3 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: October 29, 2025	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: October 29, 2025	By:	/s/ Kelly Tuminelli
Kelly Tuminelli
Chief Financial Officer

TRINET	47	2025 Q3 FORM 10-Q