Form 10-K
period 2025-12-31
TRINET GROUP, INC.
filed 2026-02-12
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2025, was $2.2 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 5, 2026 was 47,299,186.
Portions of the Registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders, scheduled to be held on May 27, 2026, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-K - Annual Report
For the Year Ended December 31, 2025

GLOSSARY	Table of Contents
Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Business; Part I, Item 1A. Risk Factors; Part II, Item 7. MD&A; Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8. Financial Statements and Supplementary Data.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently August 16, 2023.
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
ABR	Alternative base rate
ACA	The Patient Protection and Affordable Care Act
ACH	Automated Clearinghouse Transaction
AFS	Available-for-sale
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
ASU	Accounting Standards Update
Board	The Company's board of directors
CEO	Chief Executive Officer
CIRT	Cybersecurity Incident Response Team
COBRA	Consolidated Omnibus Budget Reconciliation Act
colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
CSO	Chief Security Officer
D&A	Depreciation and amortization expenses
DOL	U.S. Department of Labor
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERM	Enterprise Risk Management
ERTC	Employee Retention Tax Credit
ESPP	Employee stock purchase plan
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FDIC	The Federal Deposit Insurance Corporation
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HIPAA	Health Insurance Portability and Accountability Act
HITECH Act	Health Information Technology for Economic and Clinical Health Act
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
IBNP	Incurred but not yet paid
IBNR	Incurred but not yet reported

TRINET	1	2025 FORM 10-K

GLOSSARY	Table of Contents

ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
IGP	Indemnity Guarantee Payment
IRC	Incident Review Committee
IRCF	Integrated Risk and Control Framework
IRM	Information Risk Management
IRS	Internal Revenue Service
ISR	Insurance service revenues
LDF	Loss development factor
MCT	Medical cost trend
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEWA	Multiple Employer Welfare Arrangement
ML	Machine learning
N/A	Not applicable
NIST	National Institute of Standards and Technology
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
OMS	Open Market Solutions offering that includes Broker Select and Broker Flex offerings
PATH Act	Protecting Americans From Tax Hikes Act
PCAOB	Public Company Accounting Oversight Board
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected
PHI	Protected Health Information
PSR	Professional service revenues
R&D	Research and Development
Reg FD	Regulation Fair Disclosure
Risk Committee	The Risk Committee of the Board
ROU	Right-of-use
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
S&M	Sales and marketing
S&P	Standard & Poor's
SaaS	Software as a service
SBC	Stock Based Compensation
SD&P	Systems development and programming
SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TriNet Clarus R+D	Clarus R+D Solutions, LLC
TriNet Trust	Trust which was created for the purpose of holding funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO

TRINET	2	2025 FORM 10-K

BUSINESS	Table of Contents

Cautionary Note Regarding Forward-Looking Statements
For purposes of this Annual Report on Form 10-K (Form 10-K), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, “ability,” "achieve," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” "drive," “estimate,” “expect,” “forecast,” "grow," “impact,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "remain," “seek,” “should,” “strategy,” “target,” “value,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our plans and ability to grow our client base and our WSE base and maintain existing clients and WSEs; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the effect that our stock repurchase program will have on our business; the impact of planned investments in and improvements to our technology platform and whether they will meet the needs of our current clients and attract new ones; our capital allocation; our cost discipline and ability to improve operating efficiencies; our strategic realignment and related restructuring initiatives; the impact of our client service initiatives and whether they enhance client experience and satisfaction; our continued ability to provide access to a broad range of benefit programs on a cost-effective and competitive basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles, the metrics that may be indicators of future financial performance; the relative value of our benefit offerings versus those SMBs can independently obtain; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the impact of increases and decreases in interest rates on our investments and borrowings; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; our ability to declare and pay a dividend in the future; and other expectations, outlooks and forecasts on our future business, operational and financial performance.

Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout this Form 10-K, including under Part I, Item 1A. Risk Factors, and Part II, Item 7. MD&A, and in the other periodic filings we make with the SEC, and include risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the distinct business risks we face as a co-employer; our inability to realize or sustain the expected benefits from our business realignment initiatives, and any associated increases in costs as a result of these initiatives; the effects of volatility in the financial and economic environment on the businesses that make up our client base; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; our ability to attract and retain qualified personnel; risks associated with our international operations; the impact of failures or limitations in the business systems and centers we rely upon; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; the effects of increased competition and our ability to compete effectively; our ability to keep pace with changes in technology or provide timely enhancements to our solutions and support; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to comply with evolving data privacy, artificial intelligence and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what it means to be an employer, employee or independent contractor; the impact of new and changing laws regarding remote work; our ability to comply with the licensing requirements that govern our solutions; the failure of third-party service providers performing their functions; the failure to comply with anti-corruption laws and regulations, economic and trade sanctions and similar laws; the outcome of existing and future legal and tax proceedings; fluctuation in our results of operations, stock price and maintenance of certain performance measures year over year due to factors outside of

TRINET	3	2025 FORM 10-K

BUSINESS	Table of Contents

our control; our ability to comply with the restrictions of our indebtedness and meet our debt obligations; the impact of potential bank or other financial institution failures or other events; the impact of changes in interest rates on funds held for clients; the impact of a change of our credit rating; the need for additional capital or to restructure our existing debt; the continuation of our stock repurchase program; and the impact of concentrated ownership in our stock by Atairos and other large stockholders and the anti-takeover provisions in our charter documents and under Delaware law. Any of these factors could cause our actual results to differ materially from our anticipated results.

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

TRINET	4	2025 FORM 10-K

BUSINESS	Table of Contents

PART I
Item 1. Business
TriNet is a leading provider of HR solutions for SMBs. We offer technology-enabled services that include human capital expertise, employee benefits such as health insurance and retirement plans, payroll and payroll tax administration, risk mitigation, and compliance consulting. Our long-term objective is to be the premier provider of HR services for a broad range of SMBs through industry-leading benefits, sales distribution excellence, and a world-class services delivery model.
Since our founding in 1988, TriNet has served, and continues to serve, thousands of SMBs. We are the largest publicly traded company in the U.S. that focuses primarily on the PEO business, in terms of market capitalization as of December 31, 2025. In 2025, we processed $70 billion in payroll and payroll taxes for our clients and ended the year with approximately 323,200 WSEs.
We aim to differentiate ourselves from other PEOs in three substantive areas. First, we offer a high-quality, technology-enabled service solution that is tailored to employee-centric SMBs. Our primary targeted industry verticals include technology, financial services, life sciences, nonprofit, professional services, and main street. Second, we offer our clients a premium HR advisory experience featuring high-touch services and efficient issue resolution, to yield a high level of customer satisfaction and retention. Finally, we believe our risk-based model allows our clients to better manage their benefits costs over the long term.
Our medium-term strategy includes taking actions to increase revenue growth through improved benefits options and risk management capabilities, expanded sales force scale, tenure, and productivity, as well as expanded distribution channels. We continue to focus on improving our client and WSE experience to raise our net promoter scores and increase retention. In addition, we are focusing on cost discipline, operational efficiencies in our service delivery model, and prudent capital allocation, while being strategic with investments.
In late 2024, we began undertaking certain transformation initiatives to support our goals of being "best in benefits, best in platform, best in service." These initiatives are designed to evolve the technology and processes we use to support our sales and marketing efforts and our core customer-facing operational activities, enhance our customer support model, provide industry-leading best in benefits offerings and strengthen our talent and culture, while supporting our revenue growth, margin improvement and productivity. We have increased and are continuing to increase our use of technological solutions and AI in how we operate our business, including our up-front client consulting services, our sales and retention practices, and lead generation, which we believe has led and will continue to lead to stronger customer engagement measured through our net promoter score.
In 2025, we expanded our ASO service offering to include HR Plus which is a SaaS solution combined with our distinctive high-level of service. We believe our success with our ASO service has been enabled by our deep knowledge of and expertise with HR and the challenges faced by SMBs. In addition, in 2025 we announced plans to launch TriNet Assistant, which we expect to be a suite of human-centered, AI-powered capabilities designed to deliver intelligent and responsive HR support with privacy and security controls for our clients, which we expect to launch in 2026.
Our Service Models
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
We deliver our services primarily through our PEO services that we provide via our co-employment model and through our ASO services, which provide payroll processing, HR administration and compliance management solutions.
PEO Services
TriNet has historically focused almost exclusively on the PEO business, and PEO services remain our core business. Our PEO services offer our clients our most complete HCM solution within the co-employment model and generally include all of the services described below.
ASO Services
Our ASO services, which includes our “HR Plus” product, consist of a SaaS solution with a significant service

TRINET	5	2025 FORM 10-K

BUSINESS	Table of Contents

component. ASO services include payroll processing, benefits management, HR administration and compliance management to provide HCM solutions that our clients can tailor dynamically over time based on their specific needs. Unlike our PEO services, ASO services do not include co-employment or access to our TriNet sponsored health benefit plans. However, our ASO clients have access to our benefits administration platform that can administer third-party benefits and integrates with 401(k) retirement plans.
The transition from our prior HRIS offering to our ASO offering in 2025 resulted in increased attrition from our prior HRIS population, as our ASO offering provided a significant increase in the level of services offered alongside a price increase. These losses were partially offset by an increase in clients for our ASO services. As of December 31, 2025, we had approximately 39,700 ASO Users and approximately 18,600 legacy HRIS Users.
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
We sponsor and administer several employee benefit plans for our WSEs through a broad range of carriers, including group health, dental, vision, short- and long-term disability, and life insurance as an employer plan sponsor under Section 3(5) of ERISA. We also sponsor or otherwise provide WSEs access to other benefit programs, including flexible spending accounts, health savings accounts, retirement benefits, COBRA benefits, supplemental insurance, and commuter benefits. We also facilitate payroll deductions for WSEs to voluntarily purchase home insurance, critical illness insurance, accident insurance, hospital indemnity, pet insurance, and auto insurance.
We also offer PEO clients the option to obtain their own client-sponsored benefits through our OMS product family. Our OMS clients receive PEO services such as HR, payroll, payroll tax, and risk management from us while sponsoring their own health benefits obtained through a broker.

TRINET	6	2025 FORM 10-K

BUSINESS	Table of Contents

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
Risk Mitigation
We monitor employment-related legal and regulatory developments at the federal, state, and local levels to help our PEO and ASO clients comply with employment laws and mitigate many of the risks associated with being an employer. We provide HR guidance on employment laws and regulations, such as those relating to minimum wage, unemployment insurance, family and medical leave and anti-discrimination. For our PEO clients, our TriNet-sponsored benefit plans are designed to comply with applicable laws and regulations, such as the ACA, reducing this compliance burden for our clients.
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
Technology Platform
Our technology platform includes online and mobile tools that allow our clients and WSEs to store, view, and manage HR information and administer a variety of HR transactions, such as payroll processing, tax administration, tax credits, employee onboarding and termination, employee performance, time and attendance, compensation reporting, expense management, and benefits enrollment and administration. Our online tools also incorporate workforce analytics, allowing PEO and ASO clients to generate HR, payroll, total compensation and other custom reports.
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

TRINET	7	2025 FORM 10-K

BUSINESS	Table of Contents

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

TRINET	8	2025 FORM 10-K

BUSINESS	Table of Contents

Our ASO Model
For clients that seek a less comprehensive set of services not involving co-employment, we offer ASO services that reduce the responsibility and liability that we assume when providing such services. For example, while we may facilitate payroll processing for ASO clients, TriNet is not the employer of record. ASO clients generally remain responsible for, among other things, workers’ compensation insurance, obtaining and sponsoring group health, welfare and retirement benefits, administering unemployment claims, and in some cases payroll tax reporting. The additional responsibilities that PEOs assume, and the risks that PEOs manage, for our PEO clients are key differences between our PEO and ASO services. We believe that ASO services represent a substantial share of the market for outsourced HR services.
Our Technology and Service Development Efforts
We continued to make significant investments in our technology platform. These investments are intended to provide our clients (both PEO and ASO clients) and WSEs with enhanced functionality, ease of use, HR management options, security and an optimized user experience. We intend to continue making these and other similar investments in 2026 and beyond, aiming to drive operating efficiencies and improve client retention and satisfaction over the long term.
In 2025, we continued to develop our next-generation cloud-based platform. This new platform, which combines elements of our original PEO and ASO platforms, is intended to further modernize our customers’ experience through more self-service capabilities and other important functions to, in turn, enable us to service SMBs throughout a larger portion of their lifecycle. Moreover, we have also begun to explore integrating new technologies, including expanding our AI/ML capabilities to include services such as TriNet Assistant, which we expect to launch in 2026, into the customer experience to allow us to create efficiencies in the way we serve our customers and the way we operate internally.
Our Clients and Their Geographies
Our clients are distributed across a variety of industries. Our PEO clients generally execute annual service contracts with us that automatically renew. In most cases, our PEO clients may cancel these contracts with 30 days' notice to us and we may cancel these contracts with 30 days' notice to our clients. Our ASO clients execute contracts with monthly or annual terms and clients can typically cancel these contracts with 30 days’ notice to us. Clients on annual contracts may incur fees associated with early termination if notice of such terminations occur inside of the 30 day notice period prior to their contract’s anniversary date.
Our top five PEO markets are California, New York, Florida, Texas and Massachusetts, which account for approximately 64% of our total WSE paid wages for the year ended December 31, 2025. Nearly all of our revenues are generated within the United States and its territories and substantially all our long-lived assets are located in the United States.
Our Sales and Marketing Organizations
We market and sell our HCM solutions through a combination of direct sales and strategic partnerships. Our sales organization is structured by industry vertical, which allows us to focus on the distinct needs of SMBs within targeted sectors and to drive more efficient customer acquisition.
In addition to our direct sales force, we generate new business through relationships with brokers and other channel partners, which continue to be a meaningful source of referrals. Our marketing activities support these channels by building brand awareness, generating leads, and providing tools and content that facilitate the customer evaluation and onboarding process.
We utilize a mix of digital and traditional marketing methods to reach prospective clients, including online advertising, website engagement, and participation in industry and small‑business‑focused events. Our brand and communications functions also support customer engagement and retention through regular updates, educational resources, and other client‑facing communications.
With SMB behavior evolving rapidly, we have adopted digital tools such as telepresence, chat, and interactive assessments to enable us to engage SMBs in innovative ways. In 2025, we enhanced our digital engagement with tools such as conversational marketing on our website and interactive self-assessments.
Together, these coordinated sales and marketing efforts support our strategy to expand our presence in key industries, strengthen broker and partner relationships, and reinforce our positioning as a trusted HR solutions provider for SMBs.

TRINET	9	2025 FORM 10-K

BUSINESS	Table of Contents

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
Market Trends and Developments Affecting Our Business
The U.S. economy grew modestly during 2025 with unemployment remaining steady while inflation stabilized during the year. We observed the following industry trends in 2025:
•SMB Economic Performance. Over any year, SMBs generally experience staffing changes, either resulting in a net increase or decrease in staffing. The extent of net staffing changes can differ based on industry and geographic region. In 2025, our clients experienced modest staffing reductions across all of our verticals. Overall in 2025, net hiring was low relative to our historical experience.
•Continued Insurance Cost Variability and Volatility. We continued to experience higher than anticipated health benefits utilization and inflation in healthcare costs, which are affected by factors such as market-wide pharmaceutical price increases, as well as the impact of rising wages and other costs within the healthcare industry which led to increased costs associated with contract renewals between health insurers and health care providers.
•Tax Credit Backlogs. Many of the key economic assistance programs that SMBs relied on during the COVID-19 pandemic have now expired, including the ERTC. Although these programs have expired, processing backlogs and a temporary halt in September 2023 in processing new ERTC claims at the IRS have resulted in many SMBs, including some of our clients, continuing to wait to receive their tax credits. In many cases, SMBs still participated in these programs retroactively via payroll tax filing amendments. While the IRS processed a substantial number of claims in 2025, many SMBs continue to wait for their credits to be processed.
•Interest Rates. Short-term interest rates continued to fall from highs seen in 2024. While prior periods of higher interest rates may have resulted in lower overall hiring among our SMB clients, we have not yet seen hiring rates rise as a result of the recent decrease in short-term rates. Further, the lower short-term interest rates resulted in reduced interest income on our cash deposits, a driver of our financial results, but will also result in lower interest expense on any future outstanding borrowings under our 2021 Revolver.

TRINET	10	2025 FORM 10-K

BUSINESS	Table of Contents

•Privacy Laws and Regulations. We continue to see increased focus at every level of government inside and outside of the United States on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, as well as the growing use of AI. As the patchwork of laws becomes increasingly complex, we expect the effort and cost of complying with all of the requirements to also increase and the likelihood of compliance failures to rise.
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
Employer Status under ERISA and State Laws
As part of our PEO services, we sponsor employee benefit plans for the benefit of our WSEs. We believe we manage our employee benefit plans in accordance with ERISA and the Code requirements and that we are the employer of our WSEs with respect to the plans for purposes of the Code, ERISA and applicable state laws, but this status could be subject to challenge by various regulators. We believe that our benefit plans are exempt from many state regulations under ERISA, but our position could be challenged by state regulators or as a result of new laws, regulations, agency guidance, audits or case law at the federal and state levels.
Health Insurance and Health Care Reform
Our sponsored employee health and welfare offerings are an important component of the services that we provide. The future of health care reform continues to evolve in the U.S. Significant changes to health care statutes, regulations and policy at the federal, state and local levels could occur in the future, and we may need to adapt the manner in which we conduct our business as a result of any such changes.
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
At the state and local level, there is ongoing focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, many states have proposed or enacted new laws or amended existing laws and we expect them to continue to do so in the future. As state privacy laws become increasingly complex, we expect the cost and effort of complying with all of the requirements to increase and the likelihood of compliance failures to rise. Moreover, without the enactment of a comprehensive federal privacy law, we are required to comply with a patchwork of state laws that lacks uniformity which creates significant legal complexities for companies like TriNet that operate nationwide. Similarly, as we continue to expand our operations and services, we may be required to comply with similarly complex privacy security laws in the countries or regions in which we operate or provide services. Complying with existing and new privacy and security regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

TRINET	11	2025 FORM 10-K

BUSINESS	Table of Contents

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
We have seen a growing trend, particularly at the federal level, of using payroll tax credits, deferrals and other related payroll tax programs as a mechanism for incentivizing SMB development and economic recovery. These programs are popular because they allow SMBs, which often have business income tax losses, to realize benefits via payroll tax reductions, rather than business income tax reductions. As a result, many of our SMB clients require that we support these programs. An example of these programs is the federal 2015 PATH Act. The PATH Act allows SMBs to use R&D tax credits submitted on the SMB’s business income tax return to reduce certain payroll taxes.
We act as the employer of record for federal payroll tax reporting for our PEO clients. This means that we file client tax credit claims and pass the associated tax credit refunds to our clients based on information supplied by our clients, which we do not control. These programs have generally not been designed with the PEO industry in mind and these programs are subject to broad agency interpretations given their complexity. While our clients are contractually responsible to us for their errors in tax credit submissions and for repaying us for all rejected tax credits under our service contracts, taxing authorities may still look to TriNet for repayment and we may not be able to effectively enforce or collect on these obligations.
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

TRINET	12	2025 FORM 10-K

BUSINESS	Table of Contents

and state to state, and changes to and new interpretations of these standards can limit the client workers to which we can provide services and increase the likelihood of claims that we are a joint employer of client WSEs or an employer of ASO client employees. We do not believe that we are a joint employer under any law or rule, or that past or proposed rule changes impact our status as a co-employer. However, laws regarding independent contractor and joint employer status can impact the types of SMB workers we can service and the potential liability that we have for the actions of our SMB clients and their employees.
Our Human Capital Resources
As of December 31, 2025, we had approximately 3,400 colleagues globally supporting approximately 323,200 WSEs and 39,700 ASO Users.
Our human capital strategy focuses on attracting, developing, and retaining the colleagues necessary to support our clients and execute our business objectives. As of December 31, 2025, none of our colleagues were covered by a collective bargaining agreement.
Talent Attraction and Retention
We seek to attract and retain qualified colleagues through competitive compensation and benefits, including comprehensive health coverage and a 401(k) plan with an immediately vested employer match. Our pay‑for‑performance program includes cash and equity‑based incentives tied to company and individual performance. We also offer an employee stock purchase plan that allows colleagues to acquire our stock at a discount.
Training and Development
We invest in colleague development through training programs, continuing education and tuition reimbursement, and leadership and functional skill‑building opportunities. We also offer specialized development programs designed to support career advancement in key roles.
Engagement and Culture
We regularly conduct colleague surveys to assess engagement, career development opportunities, and satisfaction with compensation and benefits. Senior leadership reviews the results and prioritizes actions in response to identified trends.
We also support colleague‑led resource groups that are open to all, and corporate social responsibility initiatives, including volunteer and philanthropic activities in the U.S. and India to support creating and maintaining an environment in which each employee can excel.
Workplace Flexibility and Locations
We provide flexible work arrangements, including remote, hybrid, and on‑site roles. Our primary on‑site centers are located in Hyderabad, India; Atlanta, Georgia; and Dublin, California, along with smaller in‑market offices that support proximity to prospects and customers.
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

TRINET	13	2025 FORM 10-K

BUSINESS	Table of Contents

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
Our Owned and Licensed Intellectual Property
We own or license from third parties various software and other intellectual property rights used in our business. We protect our intellectual property rights through the use of confidentiality and non-disclosure agreements with our colleagues and third-party partners and vendors as well as policies incorporated and enforceable by contract. We own registered trademarks in the United States, Australia, Canada, the United Kingdom, and the European Union covering our company name and other key trademarks that we believe are materially important to our operations. We protect our marks through federal registrations when appropriate, or otherwise through commercial use. Trademark registrations must generally be renewed every five to ten years and we renew the registration of trademarks that we deem to have continuing value to our business.
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

TRINET	14	2025 FORM 10-K

RISK FACTORS	Table of Contents

Item 1A. Risk Factors
Below is a discussion of the risks that we face and believe are significant to our business. These risks are not the only ones we face. We may face additional risks that we do not currently consider to be significant or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results. You should carefully consider these risks along with the other information provided in this Form 10-K, including the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our accompanying consolidated financial statements, as well as the information under the heading "Cautionary Note Regarding Forward-Looking Statements" before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
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
Under our risk-based health insurance policies, which make up the majority of our health plans and claims paid in 2025, we assume the risk of variability in future health claims costs for our enrollees and do not influence the use of covered services by enrollees, other than through the structural terms of such policies. We have experienced variability, and may experience variability in the future, in the amounts that we are required to pay within our deductible layer under these policies, and that variability has resulted and may continue to result in greater than expected insurance costs. This variability arises from changes to the components of MCT, defined as changes in participant use of services, including the introduction of new treatment options, changes in treatment guidelines and mandates, events, circumstances or situations that require increases in the volume of healthcare, such as a global pandemic and changes in the mix, cost of providing treatment, and timing of services provided to plan participants. MCT trends change over time, and other seasonal trends and variability may develop, which makes it difficult for us to predict this aspect of our business and our failure to accurately predict these trends could have a material adverse effect on our business, financial condition and results of operations. For example, while our insurance costs were only moderately higher than our expectations in 2025, higher medical claims had a significant impact on our results due to volume, and should plan participants continue to submit a higher number of medical claims, those claims may continue to have a significant impact on our results. Insurance costs of claims outpacing the growth in insurance services revenues in 2025 led to an increase in our insurance cost ratio (ICR), a trend driven in part by higher rates paid for outpatient and professional services as well as increased utilization of high-cost specialty drugs. This trend may continue and could further pressure our ICR and financial condition if not offset by pricing actions or successful cost containment efforts. In addition, if we underestimate future levels of healthcare cost inflation, it could increase our cost of claims, which in turn could have a material adverse effect on our financial condition and results of operations. In turn, increased pricing of our services in response to such variability has affected and may continue to affect our ability to maintain or expand our base of WSEs.
Under our fully insured workers' compensation insurance policies, we assume the risk for losses up to $1 million per claim occurrence (deductible layer). The ultimate cost of the workers’ compensation services provided will not be known until all the claims are settled. If we do not accurately predict the risks that we assume, for example, due to the factors that may impact costs described above, we may not charge adequate fees to cover our costs, which could reduce our net income and result in a material adverse effect on our business. Our ability to predict these costs is impacted by unexpected increases in frequency or severity of claims, which can vary due to changes in the cost of treatments or claim settlements.
We accrue for the estimated future costs of reimbursing our workers' compensation and health insurance carriers under our insurance policies. We use internal actuaries to develop health claims estimates, and we use external actuaries and our own experience to develop workers’ compensation estimates, but the volume and severity of claims activity is difficult to accurately predict. Estimating these accrued costs requires us to consider a number of factors, such as the components of MCT, seasonal trends and the impact of events such as the COVID-19 global pandemic, which requires significant judgment. In addition, the usefulness of historic claims data is impacted by our rates of WSE and client turnover and we renew our carrier contracts and set fees in advance of benefit periods, and thus we cannot guarantee that historic claims data will allow us to accurately estimate future costs.
In past periods, we have experienced insurance costs that were either higher or lower than our expectations and estimates. If we were to continue to experience either outcome in the future, as we expect at times we may do, it could have a material adverse effect on our business, financial condition and results of operation. Higher-than-

TRINET	15	2025 FORM 10-K

RISK FACTORS	Table of Contents

expected insurance costs result in lower net income. Because we set fees in advance of plan periods, lower-than-expected insurance costs can be an indicator that insurance costs are developing more slowly than our projections, which are reflected in our fees, and this can have a negative impact on client retention and new sales.
In addition, claims are not static, and if we subsequently receive updated information indicating that the volume and severity of insurance claims were higher or lower than previously estimated and reported, our insurance costs could be higher or lower, respectively, in that period or subsequent periods as we adjust our accrued costs accordingly, which could have a material adverse effect on our business, financial condition and results of operations. We have experienced both favorable and unfavorable insurance cost variability due to claims activity in the past and expect that, at times, we could have similar or worse experiences in the future. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. MD&A, of this Form 10-K for further discussion of these estimates.
Our co-employment relationship with our worksite employees exposes us to unique business risks.
As a co-employer of client WSEs, we assume some of the risks and obligations of an employer. For instance, at times we are required to provide access to health benefits to WSEs even when the cost of providing those benefits exceeded the service fees received from our clients. The extent of our responsibility for other aspects of our co-employer relationship with WSEs remains subject to regulatory uncertainty at the federal, state and local levels. For example, in certain states, PEOs are responsible for paying salaries, wages and related payroll taxes of WSEs, even if our clients have not timely remitted payments to us whether due to insolvency, their bank going into receivership, or other events that may be out of our control.
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
We have been and will be undertaking certain transformation initiatives, which are designed to evolve the technology and processes we use to support our sales and marketing efforts and our core customer-facing operational activities, enhance our customer support model, provide industry-leading benefits offerings and strengthen our talent and culture, while supporting our revenue growth, margin improvement and productivity. If we do not successfully manage and execute these initiatives, or if they are inadequate, ineffective, less effective relative to those of our competitors, or are not accepted by our clients, we may fail to meet our financial goals and achieve anticipated benefits, improvements and cost-efficient initiatives may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected. In addition to the complexity of our efforts to expand our operations at our new office in Hyderabad, India, these initiatives, or our failure to successfully manage them, could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition, and results of operations.
We expect to and will continue to devote substantial time, money and management resources to these projects. Managing these projects also typically requires changes to our internal operational, financial and management controls as well as our reporting systems and procedures. We cannot guarantee that our efforts will achieve our goals in a timely or cost-effective manner or at all, and we cannot guarantee that we can carry out these projects without a negative impact on our day-to-day operations, current service offerings and client satisfaction. If our current and future projects are delayed or unsuccessful, of if any changes to our controls, reporting systems, or procedures are deficient, prices of our services may increase, client satisfaction may suffer, we may experience significant client attrition or fail to onboard new clients at expected rates, and we may incur substantial unanticipated costs to complete these projects. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

TRINET	16	2025 FORM 10-K

RISK FACTORS	Table of Contents

Our SMB clients are particularly affected by volatility in the economic environment.
SMBs can be particularly susceptible to changes in the level of overall economic activity in the markets in which they operate. These businesses are often exposed to credit and cash liquidity risks, including exposure as a result of the failure of their financial institutions, that larger businesses may be able to avoid. Economic activities, increased regulations, policy changes and uncertainty may impact SMBs to a greater degree than larger business. During periods of weak economic conditions, including periods of increased inflation and increased borrowing costs, SMB failures tend to increase, and employment levels tend to decrease. During these periods, our clients can and do freeze hiring, terminate or furlough their employees, and reduce compensation and benefits levels, any of which would negatively affect our revenues and margins if we are unable to reduce our operating expenses sufficiently or quickly enough. During these periods, we have also seen and expect to continue to see, reduced demand for our services, increased client terminations, fewer new clients, and clients seeking to renegotiate our contracts and prices. In addition, our growth is partially dependent on hiring of new employees by existing clients, which may be negatively impacted during periods of tight labor markets, or may be impacted long term by technological changes including, without limitation, decreases in client headcounts driven by AI. When our clients leave us or reduce their headcount, we typically see increases in the volume and severity of unemployment claims, COBRA claims, disability claims, and workers’ compensation claims. We may be unable to recover costs related to these claims based on the fees established in our client service agreements, and any failure to recover such costs may have a material adverse effect on our business, financial condition and results of operations.
Additionally, trade policies, including tariffs or other export or import restrictions, laws, and regulations, could directly or indirectly have a material adverse effect on our customers' businesses, as well as result in economic uncertainty and downturn more generally. For example, increased tariffs or other export or import restrictions, laws, and regulations, or even uncertainty with respect to such increases, could result in cost inflation or supply chain disruption, which could in turn result in companies reducing payroll expenses, delaying hiring or ceasing hiring practices, or cutting jobs. In addition, an economic downturn could result in a weakening of the market for our services as a result of fewer new companies being formed or funded, as well as a reluctance of companies to spend on PEO or ASO services. The results of any of these could negatively impact our revenue, as well as our ability to grow and retain clients, which could have a material adverse effect on our business, financial condition and results of operations.
We lose clients for many reasons that we cannot control or easily predict and, generally, our clients sign service agreements that they can cancel on short notice.
Our standard client service agreements can generally be canceled by our clients with 30 days’ prior written notice. We regularly experience client attrition and decreases in new client sales due to a variety of factors that are difficult for us to control or predict, including the overall global and national economic conditions, client mergers and acquisitions, changes in medical utilization and related costs, client business failure and liquidity issues, the effects of competition, pricing of our services, and client decisions to administer all or a portion of their HR needs in-house without using our services. Client attrition for any of the above reasons in excess of our historic and estimated rates has had and may at times continue to have a material adverse effect on our business, financial condition and results of operations.
Geographic and industry market concentration makes our results of operations vulnerable to regional and industry-specific economic and health factors.
PEO services remain our core business. Our top five PEO markets, California, New York, Florida, Texas and Massachusetts, accounted for approximately 64% in aggregate of our paid WSEs for the year ended December 31, 2025. If any of those geographic regions suffers a downturn, even if the economy at the national level remains strong, or experiences higher than expected medical services utilization, due to regional health issues or other regional specific issues, the portion of our business attributable to clients in that region could be adversely affected, which could have a material adverse effect on our financial condition or results of operations.
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
To succeed, we must be able to attract and retain highly motivated and qualified personnel. Competition for skilled employees is intense, and like many businesses, we are susceptible to fluctuations in the labor market. For example, as we continue to expand our operations in India, we face the challenges of a different labor market. If we are unable to attract and retain qualified personnel, in either or both of the US and India (or any other jurisdiction into which we expand), our business may suffer.
For example, for a variety of reasons, including due to changes in industry or client focus, compensation structure, third-party competition for sales talent and other factors we have experienced elevated sales force attrition in the

TRINET	17	2025 FORM 10-K

RISK FACTORS	Table of Contents

past and may experience it in the future. Newly hired sales personnel are typically not productive for some period of time following their hiring, which results in increased near-term costs to us relative to their actual sales contributions during this period. If we are unable to effectively train and maintain an adequately seasoned and sized sales force, new client onboarding will not increase at the rate that we anticipate, which could have a material adverse effect on our business, financial condition and results of operations. Political changes in any jurisdiction may also impact our ability to attract or retain talent, and have a material adverse effect on our business, financial condition and results of operations.
We face risks associated with our international operations.
In August 2024, we opened our office in Hyderabad, India, which increased the size and scale of our India-based workforce and operations. A disruption to, or our failure to successfully integrate, our operations in India could have a material adverse effect on our business, financial condition and results of operations. Our current and potential future international operations are subject to certain risks, including:
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
•compliance with laws governing doing business outside the United States, including foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous sanctions and anti-corruption laws, export and import controls or other trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls;
•laws and business practices favoring local companies; and
•management of potentially adverse tax consequences from India, the United States, or both, as a result of our multi-jurisdiction operations.
Any of these risks, in particular when taken together with our ongoing business transformation initiatives, could have an adverse impact on our ability to successfully manage our business and consequently have a material adverse effect on our business, financial condition and results of operations.
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
These centers and systems have been, and could be disrupted by equipment failures, computer server or systems failures, network outages, ransomware attacks and other malicious acts, software errors or defects, vendor performance problems, banking failures, power failures, natural disasters, terrorist actions or similar events. We have, for example, experienced office closures on the east coast due to hurricane and storm threats, in Texas due to climate-related power grid issues, and in California due to increased wildfire threats. Our offices and service centers in these and other locations will continue to face the risk of closure or damage in the future due to climate related events.
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

TRINET	18	2025 FORM 10-K

RISK FACTORS	Table of Contents

In addition, broad adoption of our services in certain geographic regions or industries may make it more difficult for us to obtain competitive health and/or workers' compensation insurance rates due to concentration of clients within a particular region or industry. For example, we have significant concentrations of PEO clients in California, New York, Florida, Texas and Massachusetts, which account for approximately 64% in aggregate of our paid WSEs for the year ended December 31, 2025. The loss of any one or more of our key insurance vendors in these areas, including, without limitation, for any legal, political, or economic reasons, or our inability to partner with the most desirable carriers in these areas, could have a material adverse effect on our financial condition and results of operations.
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
•our service and product pricing,
•our brand awareness and reputation,
•our ability to innovate, provide innovative solutions and software and technology platforms and respond to client needs and regulatory mandates rapidly,
•the performance, reliability and ease of use of our online and mobile solutions, software and technology platforms, and
•our human resources subject matter expertise.
The expectations of our clients and prospective clients in these areas change over time as a result of many factors outside of our control, such as competition, regulatory and technical changes, technological changes, and changing trends in the demands employees place on SMB employers.
To satisfy client expectations and regulatory requirements, we must timely and effectively identify and develop, or license and contract appropriate technologies and services, and incorporate such technologies and services into the solutions that we provide. We generally have limited visibility into the operations, strategies and future business plans of our customers, which stem from a variety of different industries and segments of the economy. Accordingly, it may be difficult to anticipate trends and tailor our services to our clients' evolving expectations, which could negatively affect our financial condition and results of operations.
In addition, new services or upgrades may not be released according to schedule or may contain defects when released. If our new technologies and services perform poorly, or fail to satisfy regulatory requirements, we could experience client dissatisfaction, adverse publicity, loss of sales, and client claims against us, any of which could materially harm our business. Even where we can satisfy client expectations and regulatory requirements, we may not be able to do so on a cost-effective basis, which could have a material adverse effect on our financial condition and our results of operations. We could lose market share if our competitors develop superior technologies and services or satisfy client or regulatory demands before we are able to do so. If we are unable to satisfy the evolving technology and service expectations and regulatory requirements, then we may experience lower client satisfaction, fewer new clients and higher client attrition, which could have a material adverse effect on our business.
We have acquired, and may in the future acquire, other businesses and technologies, which can divert management's attention and create integration risks and other risks for our business.
We have completed numerous acquisitions of other businesses and technologies in the past, and we expect that we will continue to pursue future acquisitions. Acquisitions involve numerous risks, some of which we have experienced in the past and which we may experience in the future, including:
•over-valuing and over-paying for businesses and technologies,
•increased indebtedness,
•increased operating costs and unanticipated costs to successfully integrate the clients and WSEs, operations, systems, technologies, services, personnel and other stakeholders of the acquired business,
•establishing or maintaining required internal controls, procedures and policies for the acquired business,
•unanticipated costs and risks arising from the unique corporate culture and risk appetite of acquired businesses,
•diversion of management’s attention from other business concerns,
•unforeseen liabilities or litigation resulting from the activities of the acquired business,

TRINET	19	2025 FORM 10-K

RISK FACTORS	Table of Contents

•insufficient revenues, insurance or seller indemnification to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired businesses,
•impairment of intangible assets,
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
We may not be able to keep pace with changes in technology, including as a result of AI, or provide timely enhancements to our solutions and support.
The market for our solutions is characterized by rapid technological advancements such as AI, including without limitation, AI systems performing the roles historically allocated to human HR resources, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients, including leveraging AI in our solutions. For example, we have been developing TriNet Assistant, which we expect to launch in 2026, an AI HR tool where customers will be able to ask and receive responses to a broad spectrum of HR questions. There can be no assurances, however, that the leveraging of AI within our solutions will be successful. Our competitors and other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively, cause us to lose some or all of our investments in developing these solutions, and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Further, the use of AI applications may result in cybersecurity incidents that implicate the personal data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations.
Accordingly, our future success will depend on our ability to: enhance our current solutions and introduce new solutions in order to keep pace with solutions offered by our competitors, and to market those solutions effectively to existing and potential clients. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to provide a more efficient and user-friendly customer-facing digital experience across internet and mobile platforms as well as in physical locations may adversely impact our business and operating results. We cannot assure you that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.
Data Privacy and Security Risks
Cyber-attacks, breaches, disclosures or other data-related incidents could result in reduced revenue, increased costs, liability claims, regulatory penalties, regulatory disclosure requirements and damage to our reputation.
We and our third-party service providers and subcontractors collect, store, use, retain, disclose, transfer and process a significant amount of confidential, sensitive and personal information from and about our actual and potential clients, WSEs and colleagues, including bank account numbers, social security numbers, tax information, PHI, health claim information, retirement account information, and payroll data. We also collect significant amounts of funds from the accounts of our clients and transmit them to their employees, tax authorities and other payees.
Due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store, we and our service providers are potentially susceptible to a variety of intentional or inadvertent cyber-attacks, breaches, disclosures and other data-related incidents and threats.

TRINET	20	2025 FORM 10-K

RISK FACTORS	Table of Contents

Cybersecurity threats can take a variety of forms. Malicious actors may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Malicious actors may also direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our clients and our service providers. Other threats include inadvertent security breaches or disclosures, misuse or unauthorized access or other improper actions by our colleagues, clients, WSEs, service providers and other business partners. Cyber-attacks, breaches, disclosures and other data-related incidents are increasing in frequency and evolving in nature (including due to the use of AI). In addition, new computing technologies, including quantum computing, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we or our authorized third parties use or have used to encrypt or protect data. While we devote substantial time and resources to training our colleagues to identify and avoid such incidents, no training or cybersecurity program can offer absolute protection against such attacks and incidents.
Any actual or attempted cyber-attack, breach, disclosure or other data-related incident, could result in data loss, the unauthorized access or use of personally identifiable information, theft of sensitive information or our clients’ or our own funds, or business interruption, which could have a material adverse effect on our business, reputation, financial condition or results of operation. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to provide services in a timely manner or at all. The speed to closure of significant cybersecurity incidents may be influenced by the cooperation of government or law enforcement agencies. In addition, since the security of our information technology infrastructure is an important consideration in our clients’ purchasing decisions, and public perception of, or even inaccurate or unfounded rumors of, any such cyber-attacks, breaches, disclosures, or other data-related incidents, could have a material adverse effect on our business, reputation, financial condition or results of operation.
Although we maintain insurance coverage for such events, the amount of our insurance may not cover these costs, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
We do not need to be the direct target of such cyber-attacks, breaches, disclosures or other data-related incidents, for them to have a material adverse effect on our operations. A cyber-attack on a key third-party software service provider, or a new vulnerability identified in software that we use, could disrupt our services or compromise client data entrusted to that service provider. Similar cyber-attacks, breaches, disclosures and other data-related incidents, including those resulting from a vulnerability, involving a client could also result in access to our systems. Any such incidents, even if not initially directed at us, could also have a material adverse effect on our business operations, result in liability, fines and penalties or other regulatory sanctions, a loss of confidence in our ability to provide our services, and/or harm our reputation and relationships with current or potential clients.
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
We must comply with constantly-evolving privacy, data protection, AI and cybersecurity laws and regulations, which may require substantial costs or changes to our business, and any actual or perceived compliance failure could result in reduced revenue, increased costs, liability claims, regulatory penalties, and damage to our reputation.
We are subject to various international, federal, state and local laws, rules, and regulations, as well as contractual obligations, relating to the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government inside and outside of the United States.
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
We believe that providing insights and content from data, including AI and ML, will become increasingly important to the value that our solutions and services deliver to our clients are exploring how best to integrate generative AI technologies and develop and deploy capabilities that are beneficial to our clients and WSEs. In recent years, legislation that creates obligations with respect to the development and/or use of AI has been adopted or is under

TRINET	21	2025 FORM 10-K

RISK FACTORS	Table of Contents

consideration in the U.S. at both the federal and state level, as well as abroad. In addition, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to such regulatory frameworks may become an industry standard or a client expectation. As a result, the ability to provide data-driven insights and otherwise leverage AI and ML may be constrained by current or future laws (including product liability regimes), regulatory or self-regulatory requirements or ethical considerations, including our own guiding ethical principles regarding AI and ML, that could restrict or impose burdensome and costly requirements on our ability to leverage data and/or these technologies in innovative ways. Our use of generative AI in our solutions and operations also introduces additional risks, including risks related to accuracy, bias, transparency, security, and privacy. For example, if data used to train a model or the model’s output is inaccurate or biased, or alleged to be inaccurate or biased, we could be subject to reputational damage or litigation.
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
The services we provide to our clients are subject to numerous complex federal, state and local laws and regulations. These laws and regulations cover an extensive range of topics, including employer status, employee and independent contractor classifications, employee benefits, health and retirement plans, workers' compensation, banking and money transmission, employment and payroll tax, worksite safety, insurance, wage and hour, anti-discrimination, and many topics specific to the industries of our clients. Many of these laws do not specifically address PEOs or co-employment relationships, and regulators are often unfamiliar with the PEO industry and co-employment relationships, which can lead to unpredictable application, interpretation and enforcement of these laws and regulations at the federal, state and local levels in relation to our business. Our ASO services can also be subject to complex federal, state and local laws and regulations regarding payroll agents, employment and payroll taxes, insurance producers, banking and money transmission, and other licensing requirements. The tax credit support services we provide are also subject to federal, state and local regulations regarding tax preparation and practice that limit the services we can provide to SMBs. While regulations governing ASO services and tax credit support services do not involve the complexity of a co-employment relationship, these services are in some ways also highly regulated and such regulations can, and do, change regularly at the federal, state and local levels.
Any new laws, changes in existing laws, or any adverse application, interpretation or enforcement of new or existing laws, whether they apply to employers generally or specifically to PEOs or to our co-employment relationships could:
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

TRINET	22	2025 FORM 10-K

RISK FACTORS	Table of Contents

•increase the cost and complexity of the licensing requirements for our business operations,
•cause us to modify how we earn interest from client funds, which could reduce the income we earn from those funds,
•create or increase our liability and responsibilities to our clients and WSEs, and/or
•mandate new compliance requirements, disclosures or services.
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
One of these programs includes the 2015 PATH Act, which allows SMBs to use R&D tax credits submitted on the SMB’s income tax return to reduce the SMB’s payroll taxes. The IRS has taken positions that we and other PEOs, rather than clients, are responsible for client errors and repaying rejected tax credit claims under these and similar programs. While our clients are contractually responsible for repaying us for any rejected tax credits under these programs, a contract does not guarantee our ability to recover rejected tax credits and any failure to recover rejected tax credits from our clients would increase our operating expenses, which could result in a material adverse effect on our financial condition and results of operations. Similarly, the IRS has taken positions that the tax benefits under some of these programs should be calculated on an aggregate PEO, rather than individual client, basis, which can limit whether and how we obtain credits for our clients. We cannot predict how these positions will ultimately be resolved and if they are resolved unfavorably, we may be forced to discontinue supporting some or all of these programs, incur tax expenses that we cannot recover from our clients, and divert management’s attention to defending our positions, any one of which could have a material adverse effect on our ability to attract and retain SMB clients or on our business, financial condition and results of operations.
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
The definition of employer under the Code and ERISA is not uniform, and is defined in part by different facts and circumstances tests, and there is no definitive judicial interpretation of employer in the context of PEOs. Generally, the tests used under the Code or ERISA are designed to evaluate whether an individual is an independent contractor or employee, and they confer substantial weight to whether a purported employer has the right to direct

TRINET	23	2025 FORM 10-K

RISK FACTORS	Table of Contents

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
We will continue to vigorously defend our opinion that we are the sole employer of WSEs for the purposes of Section 3(5) and 3(40) of ERISA, and therefore that our health plans are single employer plans entitled to ERISA’s preemption of applicable state laws. Although we do not currently have any ongoing DOL audit on this issue, we have received requests for information on the issue from other government agencies. It is possible that these requests, or future DOL audits, could lead a government agency to disagree with the Company's interpretation. If it were ultimately determined that health plans we sponsor are multiple employer plans and subject to potential regulation at the state level, we would likely adjust our business model and the manner in which we provide employee health benefits to WSEs. Any such outcome or adjustment would require significant investment in time, cost and management attention and would have an adverse impact on our clients and WSEs and the type of products and services we provide to them, which could have a material adverse effect on our business and results of operations.
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
Similarly, to qualify for favorable tax treatment under the Code, certain employee benefit plans, such as 401(k) retirement plans and cafeteria plans, must be established and maintained by an employer for the exclusive benefit of its employees. All of our 401(k) retirement plans are operated pursuant to guidance provided by the IRS and have received favorable determination letters from the IRS confirming their tax-qualified status. However, the IRS uses its own complex, multi-factor test to ascertain whether an employment relationship exists between a worker and a purported employer. Although we believe that we qualify as an employer of WSEs under the Code, we cannot assure you that the IRS will not challenge our position or continue to provide favorable determination letters. Moreover, the IRS's 401(k) guidance and qualification requirements are not applicable to the operation of our cafeteria plans.
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

TRINET	24	2025 FORM 10-K

RISK FACTORS	Table of Contents

in which we provide our sponsored benefits to our WSEs, the way in which we report and remit payroll taxes to tax authorities, and our legal liability for the actions and inactions of our clients, which may negatively impact client demand for the services we provide, require us to modify or change how we operate our business and have a material adverse effect on our business and results of operations.
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
Many employees, including WSEs, are working from home. SMBs, including our clients, have hired and continue to hire employees in locations where they have not previously had employees, and/or permitting existing employees to relocate to other locations and work entirely remotely. Other employees may work at home in one state or city some of the time and in an office in another state or city at other times. The work location and residence of an employee can create confusion regarding the federal, state and local laws that apply, including labor and employment, payroll and payroll tax, and unemployment laws. For example, it can be difficult to determine the amount of payroll and unemployment taxes that must be paid when employees spend part of their time working from home in one state and part of their time working in an office in another state. Regulations regarding payroll and unemployment taxes for such workers are still evolving, which creates a risk that states will disagree about the taxes that must be paid, or the employment laws that must apply, in these situations. New laws, changes in laws or adverse application or interpretation of laws that depend on the residence and work location of WSEs could reduce or eliminate the attractiveness of our services, significantly increase our compliance costs and the cost to provide our services, or require us to make substantial changes to the way in which we operate, and any one of these outcomes could result in a material adverse effect on our financial condition and results of operations.
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
State regulatory authorities generally impose licensing requirements on companies acting as insurance agents or third-party administrators, such as those that handle health or retirement plan funding and claim processing. TriNet does not provide broker insurance, but we do maintain producer licenses in all 50 states and select U.S. territories for our ASO services and for our OMS product family, which offers clients the option to receive PEO services from TriNet while sponsoring their own health benefits obtained through brokers. Other state regulatory authorities impose licensing requirements on companies involved in the transmission of cash, such as banks, and other money transmitters. We do not believe that our current activities require any such licenses. Businesses similar to our ASO services have been subject to such licensing requirements in the past and although we believe that our operations have been designed to be compliant and avoid such requirements, we cannot guarantee that all regulators will agree. If regulatory authorities in any state determine that we are acting as an insurance agent, third-party administrator, money transmitter, or as any other regulated industry other than a PEO, we may need to hire additional personnel to manage regulatory compliance and pay annual regulatory fees, which could have a material adverse effect on our financial condition and results of operations.
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

TRINET	25	2025 FORM 10-K

RISK FACTORS	Table of Contents

Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We are required to comply with regulations administered by multi-national bodies and governmental agencies worldwide including, but not limited to, the economic sanctions and embargo programs administered by the Office of Foreign Assets Control (“OFAC”), and the Foreign Corrupt Practices Act (“FCPA”). OFAC places restrictions on the sale or export of certain products and services to certain countries and persons. A violation of a sanction or embargo program, or of the FCPA, or similar laws prohibiting certain payments to governmental officials, could subject us, and individual employees, to regulatory enforcement action as well as significant civil and criminal penalties which could adversely impact our business and operations.
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
We are subject to claims, lawsuits, government investigations, and other legal and regulatory proceedings arising from the ordinary course of our business. Refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K for additional information. Current and future legal proceedings may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.
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
Our operating results and stock price have fluctuated and may continue to fluctuate and vary based upon a variety of factors, many of which are not within our control, including, without limitation:
•the volume and severity of health and workers' compensation insurance claims made by our WSEs, recorded as part of our insurance costs, and the timing of related claims information provided by our insurance carriers,
•the amount and timing of our insurance premiums and costs, operating expenses and capital expenditures,
•the number of our new clients and the number of WSEs employed by each new client,
•the retention or loss of existing clients, for any reason, including third-party acquisition,
•a reduction in the number of WSEs employed by or a reduction in WSE hiring by existing clients,
•the timing of client payments and payment defaults by clients,
•the costs associated with our acquisitions of companies, assets and technologies,
•any unanticipated expenses, such as litigation or other dispute-related settlement payments and compliance expenses arising from changes in regulations or regulatory enforcement,
•any expenses we incur for geographic and service expansion and service enhancements,
•any changes in laws or adverse interpretation or enforcement of laws, which may require us to change the manner in which we operate and/or increase our regulatory compliance costs,
•the issuance of common stock or debt to pay for future acquisitions, which could dilute our stockholders or subject us to significant debt service obligations, and
•the repurchase of our common stock under our stock repurchase program or otherwise, which could impact earnings per share and increase the ownership percentage of non-participating stockholders.
In addition, the trading price of our common stock is subject to fluctuation in response to a variety of factors, including the factors above and below, many of which are not within our control, including, without limitation:
•the overall performance of the equity markets, our competitors or our common stock,

TRINET	26	2025 FORM 10-K

RISK FACTORS	Table of Contents

•any trading activity by our directors, executive officers and significant stockholders,
•the economy as a whole, and its impact on SMBs and our clients, and
•any significant changes in the liquidity of our common stock.
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
Our revolving credit facility and the indentures governing the 2029 Notes and the 2031 Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us subject to customary exceptions, including restricting our ability to:
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
Our failure to comply with the restrictions and the other terms and conditions under our revolving credit facility and the indentures governing the 2029 Notes and the 2031 Notes could result in a default, which in turn could result in the termination of the lenders’ commitments to extend further credit to us under our revolving credit facility and acceleration of a substantial portion of these borrowings before their due date. If that were to happen, we may not be able to repay all of the amounts that would become due under our indebtedness or refinance our debt, which could materially harm our business and force us to seek bankruptcy protection.
Bank failures or other events affecting financial institutions could have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon various financial institutions to execute electronic funds transfer and paper check payments as part of our client payroll, tax and other money movement services. While we have contingency plans in place for isolated bank failures and outages, a systemic shutdown of the banking industry would impede our ability to process payments on behalf of our payroll, tax and other money movement services to clients and could have an adverse impact on our financial results and liquidity.
Our interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance or by political, economic or social factors.
We invest funds collected for clients but not yet remitted to applicable tax or regulatory agencies or to client employees in 2a-7 money market mutual funds and other cash equivalents. Nevertheless, such investments are subject to general market, interest rate, credit and liquidity risks. These risks may be exacerbated, individually or together, during periods of unusual financial market volatility.
We receive interest income from these invested client funds. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies could adversely impact our interest income. Our failure to properly or timely remit taxes on behalf of our clients could result in fines, penalties and interest for which we could be responsible, and could material adversely affect our reputation, results of operation or financial condition.
Change in our credit ratings could adversely impact our results of operations and lower our profitability.
The Nationally Recognized Statistical Rating Organizations periodically evaluate our creditworthiness. Our credit ratings depend on our performance and can also be impacted by events beyond our control, such as macroeconomic and/or political factors of the U.S. and global economy. Failure to maintain our credit ratings could increase the cost of short-term borrowing which would lower our profitability, reduce our ability to obtain short-term borrowing periodically required by our business, and adversely impact our competitive position, results of operations, and financial condition.

TRINET	27	2025 FORM 10-K

RISK FACTORS	Table of Contents

We may require additional capital or need to restructure our existing debt to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, results of operations, and financial condition may be adversely affected.
We intend to continue to make expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities and challenges. However, additional funds may not be available or we may not be able to restructure our existing debt when we need to on terms that are acceptable to us, or at all. Volatility in the debt and equity capital markets may materially and adversely affect our ability to fund our business through public or private sales of equity securities or debt restructuring. Rising interest rates and/or instability in the banking and finance industries may reduce our access to debt capital. Our current debt agreements and any future debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, the restrictive covenants in the credit facility, the indentures governing our 2029 Notes and 2031 Notes and any additional credit facilities or debt agreements we may secure in the future may restrict us from being able to conduct our operations in a manner appropriate for our business and may restrict our growth, which could have an adverse effect on our business, financial condition, or results of operations.
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
In May 2014, our board of directors approved a stock repurchase program. From time to time, our board of directors authorizes increases to our stock repurchase program and has approved an aggregate total of $2,715 million as of December 31, 2025. The total remaining authorization for future stock repurchases under our stock repurchase program was $68 million as of December 31, 2025. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or other means. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our outstanding stock. The timing and number of any future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. Our board of directors will review the program periodically and may authorize adjustments of its terms, if appropriate. As a result, there can be no guarantee around the timing or volume of our share repurchases. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. The program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 5 of this Annual Report on Form 10-K for additional information.
Atairos, our largest stockholder, may have significant influence over our Company, and the ownership of capital stock, and thus the voting control, of our Company remains concentrated in our executive officers, directors and their affiliates, which limits your ability to influence corporate matters.
On February 1, 2017, an entity affiliated with Atairos Group, Inc. (together with its affiliates, “Atairos”) became our largest stockholder when it acquired the shares of TriNet common stock previously held by General Atlantic. In connection with this transaction, we appointed Michael J. Angelakis, the Chairman and CEO of Atairos, to our board of directors and agreed to nominate Mr. Angelakis or another designee of Atairos reasonably acceptable to our Nominating and Corporate Governance Committee for election at future annual meetings until Atairos’ beneficial ownership falls below 15% of our common stock. As of January 31, 2026, Atairos beneficially owned approximately 38% of our outstanding common stock, and all of our directors, executive officers and their affiliates, including Atairos, beneficially own, in the aggregate, approximately 39% of our outstanding common stock. As a result, Atairos, particularly when acting with our executive officers, directors and their affiliates, is able to exert substantial influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, our stockholders have no assurances that Atairos’ holdings, or the holdings of our other large stockholders, in our common stock will not increase. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

TRINET	28	2025 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Below is a discussion of our risk management and approach to governance as it relates to cyber risks. For additional information on the impact of cyber risks, refer to Part I, Item 1A. Risk Factors, of this Form 10-K, under the heading “Data Privacy and Security Risks”.
Cyber Risk Management and Strategy
Our Global Security program aims to safeguard critical assets through a risk-based approach to cybersecurity. The CSO provides leadership for the program. We employ a defense-in-depth strategy and have established a Security Risk Management Program. In that regard, we built a customized IRCF that was developed with the specific intent of keeping information assets secure and preventing technology resources from unauthorized disclosure, modification, deletion, and destruction. We have modeled our IRCF on several leading industry standards including portions of the NIST Cybersecurity Framework. The IRCF serves as an organizational model for governance and reporting and is reviewed annually.
Our Global Security Organization is responsible for the day-to-day execution of our cyber risk management strategy. This strategy has been incorporated into our overall ERM program and is thus informed by, and overseen through, our ERM program. Our ERM program facilitates identifying, prioritizing, analyzing and remediating enterprise risks, including cyber risks. Within the broader ERM framework, we established a specific program - the IRM program - organizing the governance of risks associated with information held by us. The IRM Steering Committee, of which our CSO is a member, manages the IRM program, discusses the management of cyber risks on a regular cadence and substantive updates from the IRM Steering Committee are provided to the ERM Steering Committee. Finally, through our ERM program, updates and discussion regarding our cybersecurity risk management are provided to and occur at the Risk Committee.
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
As of December 31, 2025, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, and financial condition. We continue to invest in cyber-resilience and cyber-threat response preparedness as we anticipate ongoing risks from cybersecurity threats. Refer to the “Risk Factors” section contained in Item 1A of this Form 10-K for more information on our cybersecurity-related risks.
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

TRINET	29	2025 FORM 10-K

PROPERTIES, LEGAL PROCEEDINGS AND MINE SAFETY DISCLOSURES	Table of Contents

includes programmatic updates from the CSO, among other enterprise risk topics. The Risk Committee provides updates to the full Board regarding the state of the Company’s ERM program.
Cyber risks are an enterprise risk that the ERM Program monitors and thus such risks are an ongoing area of focus of the ERM Steering Committee and, as a result, the Risk Committee. On a bi-monthly basis, the ERM Steering Committee is convened and receives pertinent updates regarding our management of cyber risks, as necessary.
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
Our CSO leads our Global Security Organization which is responsible for overseeing, assessing and monitoring the Company's cyber risk management strategy. Our CSO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other companies. He holds a B.S. degree from Azusa Pacific University and an M.B.A. from the University of Southern California. Team members who support our Global Security team have relevant educational and industry experience, including holding similar positions at other large companies.
Item 2. Properties
We lease space for our offices in various U.S. states and India, including the following:

Corporate Headquarters:	Significant Client Service Centers:
• Dublin, California	• Atlanta, Georgia
• Austin, Texas
• Hyderabad, India
For more information regarding our leases, refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 3. Legal Proceedings
For the information required in this section, refer to Note 9 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

TRINET	30	2025 FORM 10-K

STOCK ACTIVITIES	Table of Contents

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is traded on the New York Stock Exchange under the symbol “TNET”.
As of February 5, 2026, we had 62 holders of record of our common stock per Computershare Trust Company N.A., our transfer agent. Our actual number of stockholders is greater than the number of our record holders, because it includes stockholders who are beneficial owners of our common stock, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in a trust by other entities.
For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Dividend Policy
The decision to pay cash dividends in the future is made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions under our revolving credit facility (refer to Note 8 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K), capital requirements, business prospects and other factors our board of directors may deem relevant.
In 2025 and 2024, we declared dividends on common stock on a quarterly basis of $0.275 and $0.25 per share, respectively, with payments at those rates beginning in April of each year. While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board.
Performance Graph
The following graph compares the cumulative total return on our common stock since December 31, 2020 with the cumulative total return on the S&P 500 Index and a Peer Group Index. The cumulative total return is based on the assumption that $100 had been invested in TriNet Group, Inc. common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and common stock of members of a Peer Group Index, all on December 31, 2020 and that all dividends were reinvested. The cumulative dollar total returns shown on the graph represent the value that such investments would have had at each year end.

TRINET	31	2025 FORM 10-K

STOCK ACTIVITIES	Table of Contents

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among TriNet Group, Inc., the S&P 500 Index, and a Peer Group(1)

225
200
175
150
125
100
75
50
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
TNET
S&P 500
PEER GROUP

(1) The Peer Group Index used in the chart above consists of the following companies:

Automatic Data Processing, Inc.	Insperity, Inc.	Paychex, Inc.
Barrett Business Services, Inc.	Intuit, Inc.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions) (3)
October 1 - October 31, 2025	365,355	$61.08	364,765	$107
November 1 - November 30, 2025	684,673	$56.46	637,364	$71
December 1 - December 31, 2025	62,289	$58.81	41,365	$68
Total	1,112,317		1,043,494
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and has approved an aggregate total of $2,715 million as of December 31, 2025. The total remaining authorization for future stock repurchases under our stock repurchase program was $68 million as of December 31, 2025. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $61 million of our outstanding stock during the three months ended December 31, 2025.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. As part of our stock repurchase program, we repurchased approximately $182 million of our common stock in 2025. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Our stock repurchases are subject to certain restrictions under the terms of our revolving credit facility. For more information about our stock repurchases and the restrictions imposed by our revolving credit facility, refer to Note 8 and Note 11 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Item 6. [Reserved]

TRINET	32	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operational Highlights
Our consolidated results for 2025 reflect our continuing efforts to serve our clients, attract new clients and invest in our platform.
During 2025 we:
•made progress on our medium-term strategy focusing our business on our core value proposition, improving the efficiency and effectiveness of our operations, which has helped us realize all time high net promoter scores,
•continued to grow our ASO services product and completed the sale of TriNet Clarus R+D,
•achieved significant repricing of our insurance services rates in light of rising insurance costs,
•made progress in growing our sales force and broker channel partnerships,
•demonstrated disciplined expense management in line with our expectations,
•opened our new corporate center in Atlanta and made significant progress building out our India operations, and
•paid common stock dividends of $0.25 per share in January and $0.275 per share in April, July, and October. Together with common stock repurchases of $182 million, we returned $235 million to stockholders.
Performance Highlights
Our results for 2025 when compared to 2024 are noted below:

$5.0B		$217M		91%
Total revenues		Income before tax		Insurance cost ratio
(1)%	decrease	(4)%	decrease	1%	increase

$155M		$3.20		$230M
Net income		Diluted EPS		Adjusted Net income *
(10)%	decrease	(7)%	decrease	(14)%	decrease

	333,886		323,206
	Average WSE		Total WSE
	(5)%	decrease	(10)%	decrease
*	Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".
Our total revenues decreased 1%, primarily driven by lower co-employed Average WSEs partially offset by higher rates charged for our services. Average WSEs and Total WSEs decreased 5% and 10%, respectively, compared to the same period in 2024, primarily due to WSE decreases in our Technology, Professional Services, and Main Street verticals, which were partially attributable to repricing of our health benefits services.
Our results are highly influenced by health care cost and utilization trends. Our ICR was 1 percent higher compared to the same period in 2024, driven by insurance costs outpacing the growth in insurance services revenues.
Higher insurance costs and lower revenues, resulted in decreases of net income and Adjusted Net income of 10% and 14%, respectively, as compared to the same period in 2024.

TRINET	33	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the three years ended December 31, 2025, 2024 and 2023. For details of the critical accounting judgments and estimates that could affect the Results of Operations, see the Critical Accounting Judgments and Estimates section within MD&A.

	Year Ended December 31,			% Change
(in millions, except operating metrics data)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Income Statement Data:
Professional service revenues	$719	$765	$756	(6)%	1%
Insurance service revenues	4,224	4,224	4,166	—	1
Interest income	67	64	72	5	(11)
Total revenues	5,010	5,053	4,994	(1)	1
Insurance costs	3,835	3,797	3,513	1	8
Operating expenses	902	968	940	(7)	3
Interest expense, bank fees and other	56	62	40	(10)	55
Total costs and expenses	4,793	4,827	4,493	(1)	7
Income before tax	217	226	501	(4)	(55)
Income taxes	62	53	126	17	(58)
Net income	$155	$173	$375	(10)%	(54)%

Cash Flow Data:
Net cash provided by operating activities	303	279	539	9%	(48)%
Net cash provided by (used in) investing activities	(43)	153	(70)	(128)	(319)
Net cash used in financing activities	(49)	(207)	(540)	(76)	(62)
Non-GAAP measures (1):
Adjusted EBITDA	425	485	697	(12)%	(30)%
Adjusted Net income	230	269	446	(14)	(40)
Operating Metrics:
Insurance Cost Ratio	91%	90%	84%	1%	6%
Average WSEs	333,886	352,681	331,423	(5)	6
Total WSEs	323,206	360,681	347,542	(10)	4
(1)    Refer to Non-GAAP measures definitions and reconciliations from GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of December 31, 2025, 2024 and 2023.

	Year Ended December 31,			% Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Balance Sheet Data:
Cash and cash equivalents	$287	$360	$287	(20)%	25%
Working capital	231	199	115	16%	73%
Total assets	3,797	4,119	3,693	(8)%	12%
Debt	895	983	1,093	(9)%	(10)%
Total stockholders’ equity	54	69	78	(22)%	(12)%
A discussion regarding our financial condition and results of operations for 2024 compared to 2023 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025.

TRINET	34	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
(1)     Non-GAAP effective tax rate is 25.0% for 2025, and 25.6% for 2024, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	35	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures
The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$155	$173	$375
Provision for income taxes	62	53	126
Stock based compensation	65	65	59
Interest expense, bank fees and other	56	62	40
Depreciation and amortization of intangible assets	66	75	72
Amortization of cloud computing arrangements	10	8	8
Transaction and integration costs	—	—	17
Restructuring costs	11	49	—
Adjusted EBITDA	$425	$485	$697
Adjusted EBITDA Margin	8.5%	9.6%	14.0%

The table below presents a reconciliation of Net income to Adjusted Net Income:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$155	$173	$375
Effective income tax rate adjustment	8	(5)	(2)
Stock based compensation	65	65	59
Amortization of other intangible assets, net	10	19	20
Non-cash interest expense	3	3	2
Transaction and integration costs	—	—	17
Restructuring costs	11	49	—
Income tax impact of pre-tax adjustments	(22)	(35)	(25)
Adjusted Net Income	$230	$269	$446

TRINET	36	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Year Ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023

Average WSEs	333,886	352,681	331,423	(5)	6
Co-Employed	304,985	332,456	330,423	(8)	1
PEO Platform Users	28,901	20,225	1,000	43	1,923
Total WSEs	323,206	360,681	347,542	(10)	4
Co-Employed	294,025	330,104	335,543	(11)	(2)
PEO Platform Users	29,181	30,577	11,999	(5)	155
Average WSEs decreased 5% when comparing 2025 to 2024, driven by client attrition outpacing new client additions partially offset by limited hiring in our installed base over the past twelve months. These declines were primarily in our Technology, Professional Services, and Main Street verticals.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future revenue growth, business growth, and client retention. Total WSEs decreased 10% when compared to the same period in 2024, primarily due to declines in our Technology, Professional Services, and Main Street verticals. This was partially attributable to necessary repricing of our health benefits services.
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

TRINET	37	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The following graphs show our quarterly average WSEs and Total WSEs since the first quarter of 2024.
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

(in millions)	2025	2024	2023
Insurance costs	$3,835	$3,797	$3,513
Insurance service revenues	4,224	4,224	4,166
Insurance Cost Ratio	91%	90%	84%
ICR increased for the year ended December 31, 2025 as compared to 2024, primarily driven by higher health benefits insurance costs that rose at a higher rate than our insurance services revenues for health benefits. The increase in insurance costs was primarily due to higher rates paid for outpatient and professional services, as well as pharmacy costs for increased utilization of specialty drugs and other high-cost prescriptions, particularly medications for diabetes and obesity. This increase was partially offset by lower volume.

TRINET	38	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased 8% in 2025 compared to 2024.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of co-employed Average WSEs within our verticals combined with the composition of our enrolled co-employed WSEs within our insurance service offerings and the composition of products and services our clients receive, such as PEO Platform Users,
•HRIS and ASO, and
•Interest income.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

Interest income
*Total revenues generated from PEO services only, excluding interest income

Total revenue decreased slightly for the year ended December 31, 2025, as lower co-employed Average WSEs was partially offset by rate increases for both professional services and insurance services revenues.

TRINET	39	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
PSR
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

(in millions)	2025	2024
PEO Services	$684	$723
HRIS and ASO Services	35	42
Total	$719	$765
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of co-employed Average WSEs across our verticals and the composition of products and services our clients receive, including PEO Platform Users, and
•HRIS and ASO.
The decrease in PSR for the year ended December 31, 2025 was primarily driven by lower co-employed Average WSEs, and the discontinuance of both a client-level technology fee and our Clarus R+D product. PSR from HRIS services has decreased as we continue to wind down this product and migrate clients to our ASO services.
ISR
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.

TRINET	40	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

ISR was flat for the year as rate increases were offset by lower co-employed Average WSEs.
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
Interest income was slightly higher than the prior period as higher interest received related to payroll tax refunds was partially offset by a decrease in interest earned on our cash and investments.
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
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period co-employed Average WSEs,

TRINET	41	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

The slight increase in insurance costs for the year was primarily due to higher rates paid for outpatient and professional services and increased utilization of high-cost drugs, particularly for specialty drugs and non-specialty medications for diabetes and obesity. This increase is partially offset by lower co-employed Average WSEs.

TRINET	42	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,400 colleagues as of December 31, 2025 primarily across the U.S. but also in India and Canada, down approximately 200 colleagues from 2024. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expenses represented 66% and 63% of our expenses in 2025 and 2024, respectively.
In 2025, we had an expense decrease of 7% compared to 2024. This decrease was driven largely by lower expenses related to the execution of our medium term strategy, which includes process optimization, further development of our product offerings, and go-to-market innovations compared to the higher asset impairment and severance expenses seen in 2024 as a result of the initial implementation of such strategy. The ratio of expenses to total revenues was 19% and 20% in 2025 and 2024, respectively.

% represents portion of compensation related expense included in expenses
Compensation related expense

TRINET	43	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

(in millions)
$1,030	2024 Expenses
-15	COPS decreased primarily due to lower compensation expense as a result of our headcount reductions and globalization efforts.
-20	S&M decreased primarily due to lower compensation and conferences and events expenses.
-25	G&A decreased primarily due to lower impairment and severance charges related to restructuring.
+3	SD&P increased primarily due to higher compensation expense as we continue to invest in our platform in support of our medium term strategy.
-9	D&A decreased primarily due to lower intangible asset amortization related to our past acquisitions.
-6	IE decreased driven primarily by lower debt balances.
$958	2025 Expenses
The primary spend type drivers to the changes in our expenses are presented below:

TRINET	44	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Income Taxes
Our ETR was 29% and 23% for 2025 and 2024, respectively. The increase in the rate was primarily attributable to decreases in tax benefits for stock-based compensation and charges to valuation allowances.
On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. OBBBA did not have a material impact on our ETR.
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
Included in our balance sheets are assets and liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs. Although we are not subject to regulatory restrictions that require us to do so, we distinguish our corporate assets and liabilities separately from those current assets and liabilities held by us to satisfy our employer obligations associated with our WSEs.
TriNet Trust, which is consolidated into our financial statements, holds funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust also holds ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our consolidated balance sheets as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and accounts payable and other current liabilities. As of December 31, 2025, the balance of restricted cash in TriNet Trust was $79 million. We include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. We continue to use this trust structure as we transition our HRIS services to ASO services.

	December 31,
	2025			2024
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$286	$1	$287	$359	$1	$360
Restricted cash, cash equivalents and investments	22	1,672	1,694	23	1,390	1,413
Other current assets	105	782	887	95	1,312	1,407
Total current assets	$413	$2,455	$2,868	$477	$2,703	$3,180
Total current liabilities	182	2,455	$2,637	$278	$2,703	$2,981
Working capital	$231	$—	$231	$199	$—	$199
As of December 31, 2025, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

TRINET	45	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The following table summarizes our workers' compensation obligations, gross of collateral, as of December 31, 2025,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Workers' compensation obligations (1)	$151	$43	$46	$19	$43
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
Working capital for corporate purposes
Corporate working capital as of December 31, 2025 increased $32 million from December 31, 2024, primarily due to the decreases in our corporate current liabilities. The decrease in corporate current liabilities is primarily driven by the repayment of the outstanding balance on our revolving credit facility in the third quarter of 2025, leaving no outstanding balance on our $700 million revolving line of credit.
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
The following table summarizes our purchase obligations as of December 31, 2025,

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (1)	$136	$77	$58	$1	$—
(1) Our purchase obligations primarily consist of software licenses, consulting and maintenance agreements, and future sales and marketing events.

TRINET	46	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Year Ended December 31,
(in millions)	2025			2024
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$303	$—	$303	$279	$—	$279
Investing activities	(43)	—	(43)	148	5	153
Financing activities	(330)	281	(49)	(346)	139	(207)
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	$(70)	$281	$211	$81	$144	$225
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$415	$1,276	$1,691	$334	$1,132	$1,466
End of period	$345	$1,557	$1,902	$415	$1,276	$1,691

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$(73)	$—	$(73)	$72	$1	$73
Restricted	3	281	284	9	143	152
Operating Activities
The year-over-year change in net cash provided by operating activities was primarily driven by the timing of collections of receivables and our payments of corporate obligations.
Investing Activities
Cash provided by (used in) investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Year Ended December 31,
(in millions)	2025	2024
Investments:
Purchases of marketable securities	$(78)	$(190)
Proceeds from sale and maturity of marketable securities	103	421
Cash provided by investments	$25	$231
Acquisitions of property and equipment and software	(69)	(78)
Cash used in capital expenditures	$(69)	$(78)
Proceeds from sale of business	1	—
Cash used in investing activities	$(43)	$153
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At December 31, 2025, our investments had a weighted average duration of three-year and an average S&P credit rating of AA.
As of December 31, 2025, we held approximately $2.1 billion in restricted and unrestricted cash, cash equivalents and investments, of which $287 million was unrestricted cash and cash equivalents. Refer to Note 2 in Part II, Item 8. Financial Statements and Supplemental Data, in this Form 10-K for a summary of these funds.

TRINET	47	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Capital Expenditures
During the twelve months ended December 31, 2025 and 2024, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities for the years ended December 31, 2025 and 2024, which consisted of WSE and TriNet Trust related activities and our debt and equity-related activities are presented below.

	Year Ended December 31,
(in millions)	2025	2024
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$281	$139
Repurchase of common stock, net of issuance costs	(188)	(199)
Repayment of borrowings under revolving credit facility	(90)	(110)
Dividends paid	(52)	(37)
Cash used in financing activities	$(49)	$(207)
The year-over-year change in net cash used in financing activities for WSE and TriNet Trust purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities.
During the year ended December 31, 2025, we repurchased 2,755,287 shares of our common stock for approximately $182 million through our existing stock repurchase program in addition to 68,823 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of December 31, 2025, approximately $68 million remained available for repurchase under all authorizations by our Board. In February 2026, our Board authorized a $336 million incremental increase to our stock repurchase program. Repurchases are to be deployed subject to market conditions. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
We paid common stock dividends of $0.25 per share in January 2025 and $0.275 per share in April, July and October 2025. We also declared a common stock dividend of $0.275 per share which was paid in January 2026.
Capital Resources
As of December 31, 2025, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolver. In July 2025, we paid off the remaining outstanding balance and as of December 31, 2025, no outstanding balance remained. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at December 31, 2025.

TRINET	48	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

TRINET	49	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The following table illustrates the sensitivity of changes in the LDFs on our year end estimate of insurance costs (in millions of dollars):

Change in loss development factor	Change in insurance costs
-5.0%	($30)
-2.5%	($17)
+2.5%	$18
+5.0%	$35
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our WSEs, including group health, dental, vision and life insurance as an employer plan sponsor under section 3(5) of the ERISA. Approximately 88% of our group health insurance costs relate to risk-based plans in which we agree to reimburse our carriers for any claims paid within an agreed-upon per-person deductible layer up to a maximum aggregate exposure limit per policy. These deductible dollar limits and maximum limits vary by carrier and year.
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

TRINET	50	2025 FORM 10-K

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The following table illustrates the sensitivity of changes in the MCT on our year end estimate of insurance costs (in millions of dollars):

Change in medical cost trend	Change in insurance costs
+3.0%	$23
+2.0%	$15
+1.0%	$8
-1.0%	$(8)
-2.0%	$(15)
-3.0%	$(23)
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

TRINET	51	2025 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at December 31, 2025 and 2024.
In February 2021, we issued $500 million aggregate principal of 3.50% senior unsecured notes maturing in March 2029 (our 2029 Notes) and in August 2023, we issued $400 million aggregate principal of 7.125% senior unsecured notes maturing in August 2031 (our 2031 Notes). Our 2029 Notes and 2031 Notes are carried at their cost, net of issuance costs. Since our 2029 Notes and 2031 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates related to our outstanding notes. However, the fair value of our 2029 Notes and our 2031 Notes fluctuates when interest rates change.
Our 2021 Credit Agreement includes a $700 million revolving credit facility. As of December 31, 2025, we had no outstanding borrowings under this facility.

TRINET	52	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Item 8. Financial Statements and Supplementary Data

TRINET GROUP, INC.
Consolidated Financial Statements

TRINET	53	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TriNet Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

TRINET	54	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Given the subjectivity of estimating the value of the accrued workers’ compensation and health insurance costs, performing audit procedures to evaluate whether accrued workers’ compensation and health insurance costs recorded for the year ended December 31, 2025 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
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
•With the assistance of our actuarial specialists, we evaluated the methods and key assumptions used by management to estimate the accrued workers’ compensation and health insurance costs:
◦Compared management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the accrued workers’ compensation and health insurance costs.
◦Developed an independent range of estimates of the accrued costs, utilizing loss development factors and future cost trends for accrued workers’ compensation costs and claim payment patterns and medical trend rates for accrued health insurance costs. We compared our estimated ranges to management’s estimates.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 12, 2026

We have served as the Company's auditor since 2016.

TRINET	55	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TriNet Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriNet Group, Inc. and subsidiaries (the "Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 12, 2026

TRINET	56	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions except per share data)	2025	2024	2023
Professional service revenues	$719	$765	$756
Insurance service revenues	4,224	4,224	4,166
Interest income	67	64	72
Total revenues	5,010	5,053	4,994
Insurance costs	3,835	3,797	3,513
Cost of providing services	289	304	307
Sales and marketing	269	289	285
General and administrative	207	232	211
Systems development and programming	71	68	65
Depreciation and amortization of intangible assets	66	75	72
Interest expense, bank fees and other	56	62	40
Income before tax	217	226	501
Income taxes	62	53	126
Net income	$155	$173	$375
Other comprehensive (loss) income, net of income taxes	3	(1)	3
Comprehensive income	$158	$172	$378

Net income per share:
Basic	$3.20	$3.47	$6.61
Diluted	$3.20	$3.43	$6.56
Weighted average shares:
Basic	48	50	57
Diluted	49	50	57
See accompanying notes.

TRINET	57	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$287	$360
Restricted cash, cash equivalents and investments	1,694	1,413
Accounts receivable, net	20	32
Payroll funds receivable	264	349
Prepaid expenses, net	82	64
Other payroll assets	474	916
Other current assets	47	46
Total current assets	2,868	3,180
Restricted cash, cash equivalents and investments, noncurrent	128	145
Property and equipment, net	11	10
Operating lease right-of-use asset	36	24
Goodwill	461	461
Software and other intangible assets, net	153	156
Other assets	140	143
Total assets	$3,797	$4,119
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$86	$89
Revolving credit agreement borrowings	—	75
Client deposits and other client liabilities	57	76
Accrued wages	555	580
Accrued health insurance costs, net	207	189
Accrued workers' compensation costs, net	42	44
Payroll tax liabilities and other payroll withholdings	1,671	1,906
Operating lease liabilities	10	13
Insurance premiums and other payables	9	9
Total current liabilities	2,637	2,981
Long-term debt, noncurrent	895	908
Accrued workers' compensation costs, noncurrent, net	106	110
Deferred taxes	55	11
Operating lease liabilities, noncurrent	37	26
Other non current liabilities	13	14
Total liabilities	3,743	4,050
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and 2024)
Common stock and additional paid-in capital	1,135	1,056
($0.000025 par value per share; 750,000,000 shares authorized; 47,377,950 and 49,527,506 shares issued and outstanding at December 31, 2025 and 2024, respectively)
Retained earnings (Accumulated deficit)	(1,081)	(984)
Accumulated other comprehensive loss	—	(3)
Total stockholders' equity	54	69
Total liabilities & stockholders' equity	$3,797	$4,119
See accompanying notes.

TRINET	58	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in millions)	2025	2024	2023
Total Stockholders' Equity, beginning balance	$69	$78	$775
Common Stock and Additional Paid-In Capital:
Beginning balance	1,056	976	899
Issuance of common stock from exercise of stock options	—	—	4
Issuance of common stock for employee stock purchase plan	11	12	11
Stock based compensation expense	68	68	62
Ending balance	1,135	1,056	976

Retained Earnings (Accumulated Deficit):
Beginning balance	(984)	(896)	(119)
Net income	155	173	375
Common stock dividends	(53)	(50)	—
Repurchase of common stock	(183)	(183)	(1,122)
Awards effectively repurchased for required employee withholding taxes	(16)	(28)	(30)
Ending balance	(1,081)	(984)	(896)

Accumulated Other Comprehensive (Loss) Income:
Beginning balance	(3)	(2)	(5)
Other comprehensive (loss) income	3	(1)	3
Ending balance	—	(3)	(2)

Total Stockholders' Equity, ending balance	$54	$69	$78

See accompanying notes.

TRINET	59	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities
Net income	$155	$173	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	66	75	72
Amortization of deferred costs	49	44	40
Amortization of ROU asset, lease modification, impairment, and abandonment	7	11	9
Stock based compensation	65	65	59
Deferred income taxes	45	(2)	5
Impairment of intangibles and other	5	28	7
Changes in operating assets and liabilities:
Accounts receivable, net	—	(2)	(3)
Prepaid expenses, net	(12)	(18)	4
Other payroll assets	—	3	(3)
Other assets	(42)	(52)	(35)
Accounts payable and other liabilities	(4)	—	(11)
Client deposits and other client liabilities	(3)	(10)	23
Accrued wages	(2)	(5)	7
Accrued health insurance costs, net	1	(2)	7
Accrued workers' compensation costs, net	(4)	(11)	(8)
Payroll taxes payable and other payroll withholdings	(10)	(3)	8
Operating lease liabilities	(13)	(15)	(17)
Net cash provided by operating activities	303	279	539
Investing activities
Purchases of marketable securities	(78)	(190)	(276)
Proceeds from sale and maturity of marketable securities	103	421	286
Acquisitions of property and equipment and software	(69)	(78)	(75)
Proceeds from sale of business	1	—	—
Other Investments	—	—	(5)
Net cash provided by (used in) investing activities	(43)	153	(70)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	281	139	6
Repurchase of common stock	(183)	(183)	(1,122)
Proceeds from issuance of common stock	11	12	15
Payment of long-term financing costs and debt issuance costs	—	—	(9)
Proceeds from issuance of 2031 Notes	—	—	400
Proceeds from revolving credit agreement borrowings	—	—	695
Repayment of revolving credit agreement borrowings	(90)	(110)	(495)
Awards effectively repurchased for required employee withholding taxes	(16)	(28)	(30)
Dividends paid	(52)	(37)	—
Net cash used in financing activities	(49)	(207)	(540)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents, unrestricted and restricted	211	225	(71)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,691	1,466	1,537
End of period	$1,902	$1,691	$1,466
Supplemental disclosures of cash flow information
Interest paid	$52	$59	$25
Income taxes paid, net	27	76	114
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$12	$—
Payable for purchase of property and equipment	$3	$2	$4
Receivable from sale of business	$6	$—	$—
See accompanying notes.

TRINET	60	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us) provides comprehensive HCM solutions for small and medium-size businesses under both a PEO model and an ASO services model. These HCM solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through our PEO service model, we are the employer of record for certain employment-related administrative and regulatory purposes for WSEs, including:
•compensation through wages and salaries,
•certain employer payroll-related tax payments,
•employee payroll-related tax withholdings and payments,
•employee benefit programs, including health and life insurance, and
•workers' compensation coverage.
Our PEO clients are responsible for the day-to-day job responsibilities of the WSEs.
Through our ASO services model, we provide cloud-based HCM services to SMBs that allows them to manage hiring, onboarding, employee information, payroll processing, payroll tax administration, health insurance, and other benefits, from a single cloud-based software platform. We are not the co-employer or employer of record for such employees.
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
When entering into contractual arrangements with other entities, we assess whether we have a variable interest. If we determine that we have a variable interest, we then determine whether the arrangement is with a VIE. If the arrangement is with a VIE, we assess whether we are the primary beneficiary of the VIE by identifying the most significant activities and determining who has the power over those activities and who has the obligation to absorb the majority of the losses or benefits of the VIE. We consolidate a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits, making us the primary beneficiary.
Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.
In December 2023, we created TriNet Trust for the purpose of holding ASO clients' payroll funds for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust's assets are restricted and can only be used for payments on behalf of ASO clients, repayments of any advances from TriNet, or payments to TriNet of interest income earned on the balances of TriNet Trust. In the event of any losses, creditors to the Trust have recourse to TriNet Trust's property and not that of TriNet overall. The risks associated with the Trust are similar to those that currently exist for the Company such as banking losses in excess of FDIC insurance levels, interest rate and market conditions.
We determined that TriNet Trust meets the definition of a variable interest entity and as the primary beneficiary we have both the power to direct TriNet Trust’s activities that most significantly affect its performance and we have the right to receive benefits from TriNet Trust, in the form of interest income. As a result, TriNet Trust is consolidated into our financial statements. During the first quarter of 2024, TriNet Trust assumed ownership and responsibility of certain bank accounts that hold ASO client funds and assumed related liabilities.

TRINET	61	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following table presents the assets and liabilities of TriNet Trust which are included in our consolidated balance sheet. These amounts on any particular date can vary due to timing of cash receipts and remittances related to the payroll processing activities of our clients.

	December 31, 2025	December 31, 2024
(in millions)	TriNet Trust
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash, cash equivalents and investments	79	87
Total current assets	80	88
Total assets	$80	$88
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	1	$1
Accrued wages	33	18
Payroll tax liabilities and other payroll withholdings	46	69
Total current liabilities	80	88
Total liabilities	$80	$88
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
Performance Obligations
At contract inception, we assess the services promised in our contracts with clients and identify a performance obligation for each distinct promise to transfer to the client a service or bundle of services. We determined that the following distinct services represent separate performance obligations:
•Payroll and payroll tax processing,
•Health benefits services, and
•Workers’ compensation services
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

TRINET	62	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Client Deposits and Other Client Liabilities
Client deposits and other client liabilities represent our contractual commitments and payables to clients, including indemnity guarantee payments received from clients, amounts prefunded by clients for their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment, as well as service fee consideration received for unsatisfied performance obligations.
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
Interest Income
We recognize interest income on cash and investments as revenue because the collection and processing of funds held for the benefit of our clients are critical components of providing these services and the associated interest we earn is a core part of our operations. Interest income is recognized when earned. Our portion of any interest income received from tax jurisdictions related to tax refunds is recognized when the timing and amounts of the interest are determinable.
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

TRINET	63	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
are recorded in accrued wages. The associated receivables to pay those wages, including estimated revenues, offset by advance collections from clients and an allowance for credit losses, are recorded as payroll funds receivable. As of December 31, 2025 and 2024, advance collections included in payroll funds receivable were $221 million and $171 million, respectively.
Contract Costs
We recognize as deferred commission expense the incremental cost to obtain a contract with a client for certain components under our commission plans for sales representatives that are directly related to new clients onboarded as we expect to recover these costs through future service fees. Such assets are amortized over the estimated average client tenure. These commissions are earned on the basis of the revenue generated from payroll and payroll tax processing performance obligations. When the commission on a renewal contract is not commensurate with the commission on the initial contract, any incremental commission will be capitalized and amortized over the estimated average client tenure. If the commission for both the initial contract and renewal contracts are commensurate, such commissions are expensed in the contract period. The below table summarizes the amounts capitalized and amortized during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Deferred commission expense:
Capitalized	$25	$38	$33
Amortized	37	38	35
Certain commission plans pay a commission on estimated professional service revenues over the first 12 months of the contract with clients. The portion of commission paid in excess of the actual commission earned in that period is recorded as prepaid commission. When the prepaid commission is considered earned, it is classified as a deferred commission expense and subject to amortization. We did not have material contract liabilities as of December 31, 2025 and 2024.
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

TRINET	64	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In 2025, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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

TRINET	65	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of December 31, 2025 and 2024, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $62 million and $60 million, respectively. When the prepaid amount is in excess of our recorded liability the net asset position is included in prepaid expenses. As of December 31, 2025 and 2024, accrued health insurance costs offsetting prepaid expenses were $87 million and $90 million, respectively.
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
We measure our lease liabilities based on the future minimum lease payments discounted over the lease term. We determine our discount rate at lease inception using our incremental borrowing rate, which is based on our outstanding debts that are collateralized by certain corporate assets. As of December 31, 2025 and 2024, the weighted-average rate used in discounting the lease liability was 5.2% and 4.9%, respectively.
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

TRINET	66	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Accounts Receivable
Our accounts receivable represents outstanding gross billings to clients, net of an allowance for estimated credit losses. We require our clients to prefund payroll and related liabilities before payroll is processed or due for payment. If a client fails to fund payroll or misses the funding cut-off, at our sole discretion, we may pay the payroll and the resulting amounts due to us are recognized as accounts receivable. When client payment is received in advance of our performance under the contract, such amount is recorded as client deposits. We establish an allowance for credit losses based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical experience, and other factors that may affect clients’ ability to pay, and charge-off amounts against the allowance when they are deemed uncollectible. The allowance was immaterial at December 31, 2025 and 2024.
Other Payroll Assets and Payroll Tax Liabilities and Other Payroll Withholdings
Included in other payroll assets are expected payroll tax refunds for which we have filed payroll tax returns claiming the refund with the IRS. Included in these receivables are ERTC and other credits that we have filed returns for on behalf of our clients. When we file a claim for a refund that will be passed on to our clients, we recognize a corresponding liability that is recognized in payroll tax liabilities and other payroll withholdings. We also have receivables from the IRS for ERTC claims where we have distributed portions of the receivables to our clients. As of December 31, 2025 and 2024, total ERTC receivables are $384 million and $831 million, respectively. Of this amount $19 million and $72 million have been distributed to our clients as of December 31, 2025 and 2024, respectively.
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

TRINET	67	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
Annually, we perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. We perform our annual impairment testing in the fourth quarter. No material impairment loss was recognized in the results of operations for the years ended December 31, 2025, 2024 and 2023.
Intangible assets and software with finite useful lives are amortized over their respective estimated useful lives ranging from one year to six years using either the straight-line method or an accelerated method. Intangible assets are reviewed for indicators of impairment at least annually and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the results of our reviews, we recognized an impairment loss of $22 million on intangible assets in the results of operations for the year ended December 31, 2024.
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
Advertising Costs
We expense the costs of producing advertisements at the time production occurs, and expense the cost of running advertisements in the period in which the advertising space or airtime is used as sales and marketing expense. Advertising costs were $19 million, $20 million, and $37 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Based Compensation
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

TRINET	68	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
No client accounted for more than 10% of total revenues in the years ended December 31, 2025, 2024 and 2023. Bad debt expense, net of recoveries was $3 million for the years ended December 31, 2025, 2024, and 2023.
Recent Accounting Pronouncements
Recently issued accounting guidance
Disaggregation of Income Statement Expenses
In December 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, is to enhance the transparency and decision-usefulness of financial reporting by requiring public business entities to provide more detailed disclosures about the components of certain expense captions in their income statements. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2026. The Company is currently evaluating the provisions of this ASU.
Internal-Use Software
In September 2025, FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of this ASU.

TRINET	69	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Recently adopted accounting guidance
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements. The ASU mandates additional details in the income tax rate reconciliation, including quantitative thresholds for reconciling items, and requires disaggregation of income taxes paid by federal, state, and foreign jurisdictions, with further breakdowns for significant individual jurisdictions. We adopted this ASU in 2025 using a retrospective approach. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows but enhanced the disclosure of its income tax disclosures. Refer to Note 12 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
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
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund, for PEO customers, as well as amounts held by our statutory trust for our HRIS Users, is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls, payroll tax liabilities and other payroll-related liabilities. Also included in restricted cash are payroll tax refunds received that have not yet been remitted to clients pending our determination of allocation of payments to clients on the gross receipts from tax authorities.
We also invest available corporate funds, primarily in fixed income securities which meet the requirements of our corporate investment policy and are classified as AFS.
Our total cash, cash equivalents and investments are summarized below:

	December 31, 2025			December 31, 2024
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$287	$—	$287	$360	$—	$360
Restricted cash, cash equivalents and investments
Payroll funds collected	1,424	—	1,424	1,131		1,131
Collateral for health benefits claims	37	108	145	34	110	144
Collateral for workers' compensation claims	45	—	45	49	—	49
Trust for our ASO Users	79	—	79	87	—	87
Other security deposits	1	—	1	2	—	2
Total restricted cash, cash equivalents and investments	1,586	108	1,694	1,303	110	1,413
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	29	99	128	28	117	145
Total	$1,902	$207	$2,109	$1,691	$227	$1,918

TRINET	70	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 3. INVESTMENTS

The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of December 31, 2025 and December 31, 2024 and the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash, Cash Equivalents and Investments
December 31, 2025
Cash equivalents:
Money market mutual funds	Level 1	$483	$—	$—	$483	$96	$387
U.S. treasuries	Level 2	2	—	—	2	—	2
Total cash equivalents		485	—	—	485	96	389
AFS Investments:
Corporate bonds	Level 2	34	—	—	34	—	34
Agency securities	Level 2	11	—	—	11	—	11
U.S. treasuries	Level 2	160	2	—	162	—	162
Total AFS Investments		$205	$2	$—	$207	$—	$207

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash, Cash Equivalents and Investments
December 31, 2024
Cash equivalents:
Money market mutual funds	Level 1	$570	$—	$—	$570	$257	$313
U.S. treasuries	Level 2	1	—	—	1	—	1
Total cash equivalents		571	—	—	571	257	314
AFS Investments:
Corporate bonds	Level 2	35	—	—	35	—	35
Agency securities	Level 2	18	—	(1)	17	—	17
U.S. treasuries	Level 2	176	—	(2)	174	—	174
Certificate of deposit	Level 2	1	—	—	1	—	1
Total AFS Investments		$230	$—	$(3)	$227	$—	$227
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

We did not have any Level 3 financial instruments recognized in our balance sheets as of December 31, 2025 and December 31, 2024. There were no transfers between levels as of December 31, 2025 and December 31, 2024.

TRINET	71	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	December 31, 2025
One year or less	$17
Over one year through five years	185
Over five years through ten years	5
Over ten years	—
Total fair value	$207
The gross proceeds from sales and maturities of AFS securities and gross realized gains and losses for the twelve months ended December 31, 2025, 2024, and 2023 are presented below.

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross realized gains	$—	$2	$—
Gross realized losses	—	(1)	(1)
Gross proceeds from sales	96	287	150
Gross proceeds from maturities	7	135	137
Total	$103	$423	$286
Unrealized Losses on AFS Investments
Unrealized losses on fixed income securities are principally caused by changes in market interest rates and the financial condition of the issuer. In analyzing an issuer's financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by credit rating agencies have occurred, and industry analysts' reports. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Gross unrealized losses were immaterial at December 31, 2025 and December 31, 2024.

Fair Value of Long-Term Debt
As of December 31, 2025, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $473 million and $414 million, respectively. As of December 31, 2024, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $453 million and $408 million, respectively. The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement.
Our 2021 Revolver is a floating rate debt. At December 31, 2025, we do not have any outstanding balance under our 2021 Revolver. At December 31, 2024, the fair value of our 2021 Revolver approximated its carrying value (exclusive of issuance costs). The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement. The entire outstanding balance of $90 million under our 2021 Revolver was paid off in July 2025.

TRINET	72	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(in millions)	December 31, 2025	December 31, 2024
Office equipment, including data processing equipment	$20	$22
Leasehold improvements	12	18
Furniture, fixtures, and equipment	7	10
Projects in progress	1	—
Total	40	50
Less: Accumulated depreciation	(29)	(37)
Less: Impairments (1)	$—	(3)
Property and equipment, net	$11	$10
(1)    Amount includes impairment of leasehold improvements in leased office space that we have exited. Refer to Note 7 in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Depreciation of property and equipment was $5 million, $7 million, and $9 million for years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 5. GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS, NET
Changes in goodwill for the years ended December 31, 2025 and 2024 are as follows:

(in millions)	Amount
Balance at December 31, 2023	$462
Impairment	(1)
Balance at December 31, 2024	$461
Additions (Impairment)	—
Balance at December 31, 2025	$461
As part of our 2024 restructuring discussed in Note 16, we classified approximately $7 million of assets and an immaterial amount of liabilities as held for sale and compared the carrying value of those assets to their estimated fair value, which was based on their estimated selling price. The assets and liabilities were sold in 2025. This resulted in a $1 million goodwill impairment for 2024.
The following summarizes software and other intangible assets:

		December 31, 2025				December 31, 2024
(in millions)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
Amortizable intangibles:
Software	4 years	448	(315)	—	133	423	(303)	—	120
Customer relationships	3 years	40	(18)	(22)	—	45	(20)	(24)	1
Developed technology	6 years	56	(36)	—	20	65	(30)	—	35
Total		$544	$(369)	$(22)	$153	$533	$(353)	$(24)	$156
Amortization of intangible assets during the years ended December 31, 2025, 2024 and 2023 was $61 million, $68 million and $63 million, respectively. We evaluate the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the estimated remaining useful life. In 2024, in connection with our restructuring discussed in Note 16, we recognized an impairment charge of $24 million related to customer relationships assets, which was classified in G&A in our Consolidated statement of income and comprehensive income. This impairment charge was determined using a discounted cash flows model and Level 3

TRINET	73	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
fair value inputs related to the expected attrition rate of the cohort of clients acquired in previous business combinations. There were no impairment charges recognized for the years ended December 31, 2025 and 2023.
The following table summarizes our capitalized internally developed software costs and related depreciation expense.

	Year Ended December 31,
(in millions)	2025	2024	2023
Capitalized internally developed software costs	63	78	69
Depreciation expense for capitalized internally developed software costs	52	48	42
Expense related to intangibles amortization in future periods as of December 31, 2025 is expected to be as follows:

Year ending December 31:	Amount (in millions)
2026	$55
2027	42
2028	24
2029	17
2030	10
2031 and thereafter	3
Total	$151
NOTE 6. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Total accrued costs, beginning of year	$158	$175	$189
Incurred
Current year	53	54	66
Prior years	(13)	(26)	(36)
Total incurred	40	28	30
Paid
Current year	(9)	(9)	(10)
Prior years	(38)	(36)	(34)
Total paid	(47)	(45)	(44)
Total accrued costs, end of year	$151	$158	$175
The following tables summarize workers' compensation liabilities on the consolidated balance sheets:

TRINET	74	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

(in millions)	December 31, 2025	December 31, 2024
Total accrued costs, end of year	$151	$158
Collateral paid to carriers and offset against accrued costs	(3)	(4)
Total accrued costs, net of carrier collateral offset	$148	$154

Payable in less than 1 year (net of collateral paid to carriers of $1 as of December 31, 2025 and 2024)	$42	44
Payable in more than 1 year (net of collateral paid to carriers of $2 and $3 as of December 31, 2025 and 2024, respectively)	106	110
Total accrued costs, net of carrier collateral offset	$148	$154
Incurred claims related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the years ended December 31, 2025, 2024 and 2023, the favorable development is due to lower than expected reported claim frequency and severity for the more recent years.
As of December 31, 2025 and 2024, we had $25 million and $26 million of collateral held by insurance carriers of which $3 million and $4 million, respectively, was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
NOTE 7. LEASES
Our leasing activities predominantly consist of leasing office space that we occupy, which we have classified as operating leases. Our leases are comprised of fixed payments with remaining lease terms of 1 to 13 years. As of December 31, 2025, we have not included any options to extend or cancel in the calculation of our lease liability or ROU asset. We do not have any significant residual value guarantees or restrictive covenants in our leases.
In 2025, the Company executed an operating lease agreement to lease new office space in Atlanta, Georgia. The lease commenced in the second quarter of 2025 and expires in 2038.
We recognized operating lease expense of $12 million, $15 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, we recognized $5 million, and $6 million, respectively, of lease impairment due to the closing of several offices. We did not recognize any lease impairment for the year ended December 31, 2025.
As of December 31, 2025 and 2024, the weighted average remaining lease term on our operating leases was 6.8 years and 3.8 years, respectively. Future minimum lease payments as of December 31, 2025 were as follows:

(in millions)	December 31, 2025
2026	$3
2027	11
2028	11
2029	5
2030	4
2031 and thereafter	28
Total future minimum lease payments	$62
Less: imputed interest	(15)
Total operating lease liabilities	$47
Current portion	10
Non-current portion	37

TRINET	75	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 8. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT BORROWINGS
The following table summarizes our long-term debt and revolving credit agreement borrowings as of December 31, 2025 and 2024.

(Dollars in millions)	Annual contractual interest rate	Effective interest rate	Principal amount	Deferred issuance costs	Less: current portion	Long-term debt, noncurrent
						December 31, 2025	December 31, 2024

2021 Revolver	5.67%	6.42%	$—	$—	$—	$—	$15
2029 Notes	3.50%	3.67%	$500	$(2)	$—	$498	$497
2031 Notes	7.13%	7.30%	$400	$(3)	$—	$397	$396
In September of 2023, we drew down $200 million of our 2021 revolver to partially fund our third quarter of 2023 share repurchases. In 2024, we repaid $110 million of the outstanding balance. In 2025, the remaining outstanding balance of $90 million was paid off.
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
We may voluntarily redeem the 2029 Notes, in whole or in part,(1) at any time on or after March 1, 2024 at a prepayment price equal to 101.75% of the principal amount; (2) at any time on or after March 1, 2025 at a prepayment price equal to 100.875%of the principal amount; and (3) at any time on or after March 1, 2026 at a prepayment price equal to 100% of the principal amount; in each case, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
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
The annual interest rate for borrowings under our 2021 Revolver was calculated based on the forward-looking Secured Overnight Financing Rate (Term SOFR). Term SOFR loans will be charged interest at the Term SOFR rate (subject to a 0.00% floor), plus a margin between 1.25% and 2.00%, depending on the Company’s total net leverage ratio, plus a credit adjustment spread of 10 basis points for all tenors (such Term SOFR rate plus the credit adjustment spread, the "Adjusted Term SOFR Rate"). The applicable Term SOFR or ABR margin is based on our Total Leverage Ratio, as defined in the 2021 Credit Agreement. The ABR is the highest of (a) the applicable Federal Reserve Bank of New York rate in effect on such day (which rate is the greater of the Federal funds Effective Rate in effect on such day and the Overnight Bank Funding Rate in effect on such day), as defined in our 2021 Credit Agreement plus 0.50% (b) the prime rate in effect on such day, and (c) the Adjusted Term SOFR Rate for a one month interest period, as published by two U.S. Government Securities Business Days prior to such day daily plus 1.00%. The interest rate for 2025 borrowings under our 2021 Revolver was 5.527% - 5.669%. As of December 31, 2025, we had remaining capacity of $699 million under our 2021 Revolver.
In the event TriNet Group, Inc. receives a Corporate Issuer Credit Rating that is one level below investment grade rating or higher from at least two Nationally Recognized Statistical Rating Organizations, then rating based pricing

TRINET	76	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
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
The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios. We were in compliance with all financial covenants under the 2021 Credit Agreement, 2029 Notes and 2031 Notes at December 31, 2025.
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
NOTE 10. STOCK BASED COMPENSATION
Equity Based Incentive Plans
Our 2019 Equity Incentive Plan and as amended and restated (the 2019 Plan), approved in May 2019, provides for the grant of stock awards, including stock options, RSUs, RSAs, and other stock awards. There were approximately 4 million shares available for grant under the 2019 Plan as of December 31, 2025.
The 2009 Equity Incentive Plan (the 2009 Plan), was replaced by the 2019 Plan, except that any outstanding awards granted under the 2009 Plan remain in effect pursuant to their terms.
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned under performance-based RSUs may range from 0% to 200% of the target award. Performance-based awards granted in 2025, 2024 and 2023 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting. The fair value of our RSUs is equal to the fair value of our common stock on the grant date.

TRINET	77	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The following tables summarize RSU activity for the year ended December 31, 2025:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	1,100,001	$97.21
Granted	813,443	75.21
Vested	(600,037)	90.35
Forfeited	(185,756)	78.26
Nonvested at December 31, 2025	1,127,651	$86.55

	Year Ended December 31,
Additional Disclosures for equity-based plans	2025	2024	2023
Total grant date fair value of shares granted (in millions)	$61	$72	$60
Total grant date fair value of shares vested (in millions)	$54	$54	$47
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	203,701	216,523	213,569
Performance-based RSUs

	Total Number Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	179,907	$106.50
Granted (1)	74,840	76.69
Vested	(52,365)	91.60
Forfeited	(23,526)	78.65
Nonvested at December 31, 2025	178,856	$80.78
(1)    Amount includes a reduction of 88,647 shares related to the finalization of the performance achievement levels for previously issued grants.

	Year Ended December 31,
Additional Disclosures for equity-based plans	2025	2024	2023
Total grant date fair value of shares granted (in millions) (1)	$13	$17	$14
Total grant date fair value of shares vested (in millions)	$5	$11	$14
Shares withheld to settle payroll tax liabilities related to vesting of shares held by employees	22,994	64,290	74,923
(1)    Amount includes fair value of finalized additional grant related to the most recently ended performance period.
Employee Stock Purchase Plan
Our 2014 ESPP offers eligible employees an option to purchase shares of our common stock through payroll deductions. The purchase price is equal to the lesser of 85% of the fair market value of our common stock on the offering date or 85% of the fair market value of our common stock on the applicable purchase date. Offering periods are approximately six months in duration and will end on or about May 15 and November 15 of each year. The plan is considered to be a compensatory plan. As of December 31, 2025, approximately 6 million shares were reserved for future issuances under the ESPP.
In applying the Black Scholes option valuation model for the ESPP options, we use the following assumptions:

TRINET	78	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents

	Year Ended December 31,
(in millions)	2025	2024	2023
Expected Term (in Years)	0.5	0.5	0.5
Expected Volatility	37 - 40%	28-37%	29-35%
Risk-Free Interest Rate	3.8-4.4%	4.4-5.4%	5.3-5.4%
Expected Dividend Yield	2%	1%	0%
Shares Issued under ESPP	180,024	148,157	175,446
Stock Options
Stock options are granted to eligible employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options vest after 3 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2024	—	$—	—	$—
Granted	270,144	76.69	9.22	—
Forfeited	(7,899)	76.69	—	—
Balance at December 31, 2025	262,245	$76.69	9.22	$—
Exercisable at December 31, 2025	—	$—	—	$—
Vested and expected to vest at December 31, 2025	262,245	$76.69	9.22	$—
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
The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Option Assumptions
	Expected Term (in Years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
December 31, 2025	6.5	41.2%	4.09%	1.43%

Additional Disclosures for Stock Options (in millions)	December 31, 2025
Weighted-average grant date fair value of stock options	$31.65
Total fair value of options granted	$9

TRINET	79	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Stock Based Compensation
Stock based compensation expense is measured based on the fair value of the stock award on the grant date and recognized over the requisite service period for each separately vesting portion of the stock award. Stock based compensation expense and other disclosures for stock based awards made to our employees pursuant to the equity plans were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of providing services	$15	$16	$14
Sales and marketing	11	12	8
General and administrative	33	31	33
Systems development and programming costs	6	6	4
Total stock based compensation expense	$65	$65	$59
Total stock based compensation capitalized	$3	$3	$3
Income tax benefit related to stock based compensation expense	$14	$14	$13
Tax benefit realized	$10	$15	$19
The table below summarizes unrecognized compensation expense for the year ended December 31, 2025 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$6	2.22
Nonvested time based RSUs	90	2.49
Nonvested performance based RSUs	11	1.91
NOTE 11. STOCKHOLDERS' EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Shares issued and outstanding, beginning balance	49,527,506	50,664,471	60,555,661
Issuance of common stock from vested restricted stock units	652,402	758,737	774,579
Issuance of common stock from exercise of stock options	—	8,208	182,067
Issuance of common stock for employee stock purchase plan	180,024	148,157	175,446
Repurchase of common stock	(2,755,287)	(1,771,254)	(10,734,790)
Awards effectively repurchased for required employee withholding taxes	(226,695)	(280,813)	(288,492)
Shares issued and outstanding, ending balance	47,377,950	49,527,506	50,664,471
Stock Repurchases
In February 2020, our board of directors authorized a $300 million incremental increase to our ongoing stock repurchase program. In February 2022 and November 2022, our board of directors authorized a further $300 million and $200 million, respectively, incremental increase to this stock repurchase program. In February 2023, July 2023 and February 2026, our board of directors authorized a further $300 million, $1 billion and $336 million, respectively, incremental increase to this stock repurchase program. This repurchase authorization has no expiration.
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

TRINET	80	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
We retire shares in the period they are acquired and account for the payment as a reduction to stockholders' equity (retained deficit).
The following table summarizes the share repurchases under this program for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Total cost (in millions)	$182	$182	$1,112
Total shares	2,755,287	1,771,254	10,734,790
Average price per share	$66.19	$102.84	$103.59
As of December 31, 2025, approximately $68 million remains available for repurchase under all authorizations approved by the board of directors.
Dividends

	Year Ended December 31,
	2025	2024
Quarterly dividend per common share	$0.275	$0.25
Total cash dividends paid (in millions)	$52	$37
We did not declare any dividends for the year ended December 31, 2023. In December 2025, we declared common stock dividends of $0.275 per share, which was paid in January 2026.

TRINET	81	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 12. INCOME TAXES
Provision for Income Taxes
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax year 2019 and subsequent years. The provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$11	$50	$96
State	5	4	24
Foreign	2	—	2
Total Current	18	54	122
Deferred:
Federal	40	(2)	1
State	3	1	3
Foreign	1	—	—
Total Deferred	44	(1)	4
Total	$62	$53	$126
Income tax paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended December 31,
(in millions)	2025	2024	2023
Federal	$23	$64	$90
State:
California	(1)	*	*
New York State	*	4	6
Other	3	6	18
Total State	2	10	24
Foreign:
Canada	1	*	*
India	1	*	*
Total Foreign	2	2	—
Total	$27	$76	$114
*Jurisdiction below the threshold for the period presented.

TRINET	82	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The U.S. federal statutory income tax rate reconciled to our effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
(in millions, except percent)	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)	Tax Expense/(Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal statutory tax rate	$45	21%	$48	21%	$105	21%
State and local, net of federal income tax effect (1)	7	3	4	2	23	5
Foreign tax effects	1	—	—	—	—	—
Effect of cross-border tax laws	1	1	—	—	—	—
Tax credits:
Research and development tax credits	(3)	(1)	(6)	(3)	(5)	(1)
Other	(1)	—	(1)	—	—	—
Changes in valuation allowances	9	4		—	—	—
Nontaxable or nondeductible items:
Nondeductible compensation	3	1	5	2	4	1
Share-based payment awards	3	1	(1)	—	(4)	(1)
Other	4	2	2	1	2	—
Changes in unrecognized tax benefit	—	—	1	—	—	—
Other adjustments:
Capital loss	(7)	(3)	—	—	—	—
Other	—	—	1	—	1	—
Total	$62	29%	$53	23%	$126	25%
(1) State taxes in California, New York State and New York City made up the majority (greater than 50%) of the tax effect in this category.
Our effective income tax rate increased by 6% to 29% in 2025 from 23% in 2024. The increase in the rate as compared to the same periods of 2024 was primarily attributable to decreases in tax benefits for stock-based compensation and charges to valuation allowances.
Global tax developments from the Organization for Economic Cooperation and Development proposes implementation of a global minimum tax under the Pillar Two model rules. Management has determined this development applicable to multinational businesses does not have a material impact to our business, cash flows, or financial results.

TRINET	83	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Deferred Income Taxes
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating losses (federal and state)	$8	$5
Accrued expenses	15	15
Accrued workers' compensation costs	9	9
Operating lease liabilities	12	9
Stock based compensation	3	2
Tax benefits relating to uncertain positions	—	1
Tax credits (federal, state and foreign)	7	8
Section 174 Capitalized R&D	3	18
Other	14	3
Total	71	70
Valuation allowance	(18)	(8)
Total deferred tax assets	53	62
Deferred tax liabilities:
Depreciation and amortization	(71)	(35)
Prepaid commission expenses	(26)	(28)
Operating lease right-of-use assets	(8)	(5)
Total deferred tax liabilities	(105)	(68)
Net deferred tax liabilities	$(52)	$(6)
As of December 31, 2025 and 2024, we have capital loss carryforwards of $12 million and $3 million respectively. As a result of the sale of our wholly owned subsidiary Clarus, we generated approximately $9 million of capital loss carryforwards totaling $12 million which will begin to expire in 2027. We have recorded an increase in the valuation allowance of $9 million to reflect the estimated amount of deferred tax assets that may not be realized related to the capital loss carryforwards. As of December 31, 2025 and 2024, we have various gross state net operating loss carryforwards of $131 million and $82 million, respectively, most of which, if unused, will expire in years 2026 through 2045. As of December 31, 2025 and 2024, we have state tax credit carryforwards (net of federal benefit) of $5 million that will begin expiring in 2026. In addition, Canada tax credit carryforwards of $1 million will begin expiring in 2037. We have recorded an increase in the valuation allowance of $1 million to reflect the estimated amount of Canada tax credits that may not be realized.

Valuation Allowance
We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, related to state tax credits, state net operating loss and capital loss carryforwards. A reconciliation of the beginning and ending amount of the valuation allowance is presented in the table below:

	Year Ended December 31,
(in millions)	2025	2024	2023
Valuation allowance at January 1	$8	$8	$8
Charged to net income	10	—	—
Valuation allowance at December 31	18	8	8

TRINET	84	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) related to uncertain income tax provisions, which would affect the effective tax rate if recognized, is presented in the table below:

	Year Ended December 31,
(in millions)	2025	2024	2023
Unrecognized tax benefits at January 1	$8	$7	$7
Additions for tax positions of prior periods	—	1	—
Additions for tax positions of current period	3	2	2
Reductions for tax positions of prior period:
Lapse of applicable statute of limitations	(2)	(2)	(2)
Unrecognized tax benefits at December 31	$9	$8	$7
As of December 31, 2025 and 2024, the total amount of gross interest and penalties accrued were immaterial. The unrecognized tax benefit, including accrued interest and penalties, is included in other non-current liabilities on the consolidated balance sheets.
NOTE 13. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net income	$155	$173	$375
Weighted average shares of common stock outstanding	48	50	57
Basic EPS	$3.20	$3.47	$6.61

Net income	$155	$173	$375
Weighted average shares of common stock outstanding	48	50	57
Dilutive effect of stock options and restricted stock units	1	—	—
Weighted average shares of common stock outstanding	49	50	57
Diluted EPS	$3.20	$3.43	$6.56

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	2	1	1
NOTE 14. 401(k) PLAN
The Company maintains a defined contribution 401(k) plan for the benefit of corporate employees. Under our 401(k) plan, eligible employees may elect to contribute based on their eligible compensation. The Company matches a portion of employee contributions, which amounted to $15 million, $17 million, and $17 million for the years ended December 31, 2025, 2024, and 2023, respectively.
We also maintain multiple employer-defined contribution plans, which cover WSEs for client companies electing to participate in the plan and for their internal staff employees. We contribute, on behalf of each participating client, varying amounts based on the clients’ policies and serviced employee elections.

TRINET	85	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 15. RELATED PARTY TRANSACTIONS
We have service agreements with certain stockholders that we process their employees' payrolls and payroll taxes. From time to time, we also enter into sales and purchases agreements with various companies that have a relationship with our executive officers or members of our board of directors. The relationships are typically equity investment firm clients on which a board member serves in an executive role, an equity investment by those firms in a client/vendor company, or other clients/vendors on which our executive officer or board member serves as a member of the client/vendor company's board of directors. We have received $4 million, $13 million, and $12 million in total revenues from such related parties during the years ended December 31, 2025, 2024 and 2023, respectively.
We have also entered into various software license agreements with software service providers who have board members in common with us. We paid the software service providers $6 million, $5 million, and $3 million during the years ended December 31, 2025, 2024 and 2023, for services we received, respectively.

TRINET	86	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
NOTE 16. RESTRUCTURING
During the fourth quarter of 2024, we completed a detailed review of our strategy and made several decisions that would narrow and intensify our focus on our U.S. PEO business. This includes winding down the software-only HRIS product as well as other immaterial products not directly related to our U.S. PEO business. In place of our software-only HRIS product, we now focus our ASO services to include both the software component, but also a significant service component similar to the types of services we provide to PEO clients.
In conjunction with this adjustment to our product offerings, we have implemented changes to our operating expense structure, including reductions to our staffing and office footprint.
As part of the restructuring initiatives, the Company incurred the charges shown in the following table. These expenses are classified in G&A in our Consolidated statement of income and comprehensive income.

	Year Ended December 31,	Year Ended December 31,
(in millions)	2025	2024
Cash restructuring costs:
Severance costs	$8	$14
Professional fees	2	3
Total cash restructuring costs	10	17

Non-cash restructuring costs:
Loss on sale of business	1	—
Intangible asset and goodwill impairments	—	25
Fixed asset and ROU impairments	—	7
Total non-cash restructuring costs	1	32
Total restructuring costs	$11	$49
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of changes in accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

(in millions)	Accounts payable and other current liabilities	Accrued Wages
Balance at December 31, 2024	$1	$14
(+) Additions	1	6
(-) Payments	(1)	(10)
Balance at December 31, 2025	$1	$10
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

TRINET	87	2025 FORM 10-K

FINANCIAL STATEMENTS	Table of Contents
The table below provides the primary measure of profitability and detail regarding the significant expenses reviewed by our CEO.

	Year Ended December 31,
(in millions)	2025	2024	2023
Professional service revenues	$719	$765	$756
Insurance service revenues	4,224	4,224	4,166
Interest income	67	64	72
Total revenues	5,010	5,053	4,994
Workers' compensation costs	72	61	68
Health insurance costs	3,763	3,736	3,445
Sales & marketing	235	259	254
Client support costs	169	184	186
Corporate administration	160	146	165
System support & development	196	190	187
Depreciation and amortization of intangible assets	66	75	72
Stock based compensation	65	65	59
Other	11	49	17
Interest expense, bank fees and other	56	62	40
Income Taxes	62	53	126
Net Income	155	173	375
Other includes certain costs that are considered non-recurring such as restructuring costs and transaction and integration costs related to acquisitions in previous years.

TRINET	88	2025 FORM 10-K

DISCLOSURE CONTROLS AND PROCEDURES	Table of Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 in ensuring that
i.information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and
ii.such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
We have performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, we determined that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

TRINET	89	2025 FORM 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS	Table of Contents

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
Other information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 11. Executive Compensation.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services.
Information required by this item is incorporated by reference to TriNet Group Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

TRINET	90	2025 FORM 10-K

FINANCIAL STATEMENT SCHEDULES	Table of Contents

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
Item 16. Form 10-K Summary.
None.

TRINET	91	2025 FORM 10-K

EXHIBITS	Table of Contents
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023

3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024

4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36373	4.2	2/13/2020

4.3	Indenture, dated February 26, 2021, among the Company, the guarantors listed therein and U.S. Bank National Association, as trustee.	8-K	001-36373	4.1	2/26/2021

4.4	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust company, National Association, as trustee.	8-K	001-36373	4.1	8/16/2023

4.5	Form of 3.500% Senior Notes due 2029 (included in exhibit 4.3).	8-K	001-36373	4.2	2/26/2021

4.6	Form of 7.125% Senior Notes due 2031 (included in exhibit 4.1)	8-K	001-36373	4.2	8/16/2023

4.7	Credit Agreement dated as of February 26, 2021, among TriNet USA, Inc. as Holdings, the lenders from time-to-time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-36373	10.1	2/26/2021

4.8	Third Amendment, dated as of May 22, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties thereto, the lenders party thereto and the Administrative Agent.	8-K	001-36373	4.1	5/26/2023

4.9	Fourth Amendment, dated as of August 16, 2023, to the 2021 Credit Agreement among the Borrower, the Company, the other loan parties thereto, the lenders party thereto and the Administrative Agent.	8-K	001-36373	10.1	8/16/2023

4.10	First Supplemental Indenture, dated August 16, 2023, to Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023

4.11	Second Supplemental Indenture, dated March 5, 2025, to Indenture dated February 26, 2021, between the Company and U.S. Bank Trust Company National Association, as trustee	10-Q	001-36373	4.4	4/25/2025

4.12	First Supplemental Indenture, dated March 5, 2025, to Indenture dated August 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.4	4/25/2025

10.1*	TriNet Group, Inc. Amended and Restated 2019 Equity Incentive Plan.	DEF-14A	001-36373	Appendix A	4/12/2022

TRINET	92	2025 FORM 10-K

EXHIBITS	Table of Contents

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith

10.2*	Form of Option Agreement and Option Grant Notice under the Amended and Restated 2019 Equity Incentive Plan	10-Q	001-36373	10.1	4/25/2025

10.3*	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of January 15, 2020.	10-Q	001-36373	10.4	4/28/2020

10.4*	Form of Restricted Stock Unit Grant Notice under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 19, 2025.	10-Q	001-36373	10.2	4/25/2025

10.5*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the TriNet Group, Inc. 2019 Equity Incentive Plan effective as of March 19, 2025.	10-Q	001-36373	10.3	4/25/2025

10.6*	2014 Employee Stock Purchase Plan.	S-1/A	333-192465	10.7	3/14/2014

10.7*	Amended and Restated Non-Employee Director Compensation Policy.					X

10.8*	TriNet Group Inc. Amended and Restated Executive Severance Benefit Plan	10-Q	001-36373	10.5	4/30/2018

10.9*	Form of Indemnification Agreement made by and between TriNet Group, Inc. and each of its directors and executive officers.	S-1/A	333-192465	10.8	3/4/2014

10.10*	Employment Agreement dated August 13, 2020, between TriNet Group, Inc. and Kelly Lee Tuminelli.	10-Q	001-36373	10.1	10/26/2020

10.11*	Executive Employment Agreement, dated June 14, 2022, by and between Jay Venkat and TriNet USA, Inc.	8-K	001-36373	10.1	6/15/2022

10.12*	Employment Agreement, dated February 12, 2024 between TriNet Group, Inc. and Michael Q. Simonds	8-K	001-36373	10.1	2/15/2024
10.13*	Employment Agreement, dated July 1, 2024, between TriNet USA, Inc. and Anthony Shea Treadway	10-Q	001-36373	10.1	10/25/2024

10.14*	Employment Agreement, dated September 4, 2024 between TriNet USA, Inc. and Sidney Majalya	10-Q	001-36373	10.2	10/25/2024

10.15*	Employment Agreement, dated June 6, 2022, between TriNet USA, Inc. and Jeffery Hayward	10-Q	001-36373	10.3	10/25/2024

10.16*	TriNet Group, Inc. Amended and Restated Executive Compensation Clawback Policy	10-Q	001-36373	10.1	7/26/2023

10.17	Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of December 21, 2016	8-K	001-36373	10.1	12/22/2016

TRINET	93	2025 FORM 10-K

EXHIBITS	Table of Contents

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
10.18	Amendment No. 1 to the Stockholder Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 13, 2023	10-K	001-36373	10.22	2/15/2023

10.19	Repurchase Agreement by and between TriNet Group, Inc. and AGI-T, L.P., dated as of July 30, 2023	8-K	001-36373	10.1	7/31/2023

10.20*	Employment Agreement, dated June 24, 2024, between TriNet USA, Inc. and Timothy Nimmer	10-K			2/13/2025

10.21*	Employment Agreement, dated October 23, 2025, between TriNet USA, Inc. and Mala Murthy					X

10.22*	Transition Agreement, dated October 24, 2025, between TriNet Group, Inc. and Kelly Tuminelli					X

19.1	TriNet Group, Inc. Insider Trading and Material Nonpublic Information Policy					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page of this report)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.SCHCAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document.					X

101.CALDEF	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document.					X

101.DEFLAB	Inline XBRL Taxonomy Extension Definition Label Linkbase Document.					X

101.LABPRE	Inline XBRL Taxonomy Extension Label Presentation Linkbase Document.					X

TRINET	94	2025 FORM 10-K

EXHIBITS	Table of Contents

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed Herewith
101.PRE104	XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (embedded with the Inline XBRL document).					X

*	Constitutes a management contract or compensatory plan or arrangement.

TRINET	95	2025 FORM 10-K

SIGNATURES	Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of California, on the day of February 12, 2026.

TRINET GROUP, INC.

Date: February 12, 2026	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: February 12, 2026	By:	/s/ Mala Murthy
Mala Murthy
Chief Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Q. Simonds and Mala Murthy, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

TRINET	96	2025 FORM 10-K

SIGNATURES	Table of Contents

Signature	Title	Date

/s/ Michael Q. Simonds	Chief Executive Officer (principal executive officer)	February 12, 2026
Michael Q. Simonds

/s/ Mala Murthy	Chief Financial Officer (principal financial officer and principal accounting officer)	February 12, 2026
Mala Murthy

/s/ Michael J. Angelakis	Director	February 12, 2026
Michael J. Angelakis

/s/ Paul Chamberlain	Director	February 12, 2026
Paul Chamberlain

/s/ Ralph Clark	Director	February 12, 2026
Ralph Clark

/s/ Maria Contreras-Sweet	Director	February 12, 2026
Maria Contreras-Sweet

/s/ Brian Evanko	Director	February 12, 2026
Brian Evanko

/s/ David C. Hodgson	Director	February 12, 2026
David C. Hodgson

/s/ Janet Kennedy	Director	February 12, 2026
Janet Kennedy

/s/ Dr. Jacqueline Kosecoff	Director	February 12, 2026
Dr. Jacqueline Kosecoff

/s/ Wayne B. Lowell	Director	February 12, 2026
Wayne B. Lowell

/s/ Madhu Ranganathan	Director	February 12, 2026
Madhu Ranganathan

/s/ Myrna Soto	Director	February 12, 2026
Myrna Soto

TRINET	97	2025 FORM 10-K