Form 10-Q
period 2026-03-31
TRINET GROUP, INC.
filed 2026-04-30
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of April 23, 2026 was 45,944,643.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended March 31, 2026

TRINET	2	2026 Q1 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently on August 16, 2023
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
AI	Artificial Intelligence
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERTC	Employee Retention Tax Credit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human Resources
HRIS	Human resources information system
HRIS User	A client employee who is a user of our HR Platform (for example, employees of an HRIS client)
ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected for payroll and related taxes, insurance premiums and claim payments
PSR	Professional service revenues
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming

TRINET	3	2026 Q1 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock Based Compensation
SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TriNet Trust	A legal trust that holds ASO client funds for remittance to ASO Users, tax authorities and certain other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO

TRINET	4	2026 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “hope,” "impact," “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our plans and ability to grow our client base and our WSE base; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the impact of planned improvements to our technology platform and whether it will meet the needs of our current clients and attract new ones; our ability to improve operating efficiencies; our strategic realignment and related restructuring initiatives; the impact of our client service initiatives and whether they enhance client experience and satisfaction; acquisition or other opportunities to expand our product offering and provide further scale; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles; the metrics that may be indicators of future financial performance; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our continued capital investments in our software and hardware; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the impact of increases and decreases in interest rates on our investments and borrowings; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; the source of funding for our stock repurchase program and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 (our 2025 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Form 10-K, those appearing under the heading “Risk Factors” in Part II, Item 1A and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and those appearing in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; our inability to realize or sustain the expected benefits from our business realignment initiatives; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of discontinuing our discretionary credits on our business and client loyalty and retention; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to comply with evolving data privacy, AI and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to keep pace with changes in technology or provide timely enhancements to our solutions and support; risks associated with our international operations; our ability to operate a business subject to numerous complex laws; changing laws and regulations governing health insurance and other traditional employee benefits at the federal, state, and local levels; our ability to be recognized as an employer of worksite employees and for our benefits plans to satisfy all requirements under federal and state regulations; changes in the laws and regulations that govern what

TRINET	5	2026 Q1 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	6	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
TriNet is a leading provider of HR solutions for SMBs. We offer technology-enabled services through our PEO and ASO models that include human capital expertise, employee benefits such as health insurance and retirement plans, payroll and payroll tax administration, risk mitigation, and compliance consulting.
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
Our ASO services, which includes our “HR Plus” product, consist of a SaaS solution with a significant service component. ASO services include payroll processing, benefits management, HR administration and compliance management to provide HCM solutions that our clients can tailor dynamically over time based on their specific needs. Unlike our PEO services, ASO services do not include co-employment.
Operational Highlights
Our consolidated results for the three months ended March 31, 2026 reflect our continuing efforts to serve our existing clients, attract new clients, manage expenses and invest in our platform.
So far in 2026, we:
•continued to execute on our medium-term strategy, including substantive progress in our efforts to reset the rates of our health benefits services,
•launched our new AI tool, TriNet Assistant, enabling customers to ask and receive answers to HR questions, with corresponding privacy and security safeguards and controls, by directly accessing TriNet’s HR knowledge library,
•launched tools to assist our clients with IT automation, global workforce management and retirement plan connectivity to TriNet’s platform,
•have sought to demonstrate disciplined expense management in line with our expectations,
•paid a common stock dividend of $0.275 per share in January 2026. We also declared common stock dividends of $0.29 per share to be paid in the second quarter of 2026, and
•in April of 2026, announced the purchase of Cocoon, a leading provider of leave management technology that we plan to integrate into TriNet’s platform.
Performance Highlights
Our results for the quarter ended March 31, 2026 when compared to the same period of 2025, are noted below:
Q1 2026

TRINET	7	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

$1.2B		$123M		84%
Total revenues		Income before tax		Insurance cost ratio
(5)%	decrease	7%	increase	(4)%	decrease

$89M		$1.90		$116M
Net income		Diluted EPS		Adjusted Net income *
5%	increase	11%	increase	17%	increase

300,215		299,434
Average WSEs		Total WSEs
(12)%	decrease	(12)%	decrease

* Non-GAAP measure. See definitions and reconciliations to the nearest GAAP measure below under the heading "Non-GAAP Financial Measures".
Our total revenue decreased in the first quarter of 2026, compared to the same period in 2025, primarily driven by lower co-employed Average WSEs partially offset by higher rates charged for our services.
During the first quarter of 2026, our Average WSEs and Total WSEs decreased by 12%, compared to the same period in 2025, primarily due to WSE decreases in our Technology, Professional Services, and Main Street verticals, which were partially attributable to repricing of our health benefits services.
Our results are highly influenced by health care cost and utilization trends. Our ICR in the first quarter of 2026 decreased compared to the same period in 2025, primarily driven by the cumulative results of our repricing efforts over the past year to align our insurance services rates with the current insurance cost trends and lower claims development from the prior year.
Lower revenue, offset by lower insurance costs, resulted in increases of net income and Adjusted Net Income of 5% and 17%, respectively, in the first quarter of 2026, as compared to the same period in 2025.

TRINET	8	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the first quarter ended March 31, 2026, when compared to the same period of 2025. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2025 Form 10-K.

	Three Months Ended March 31,
(in millions, except operating metrics data)	2026	2025	% Change
Income Statement Data:
Professional service revenues	$189	$209	(10)%
Insurance service revenues	1,023	1,065	(4)
Interest income	14	18	(22)
Total revenues	1,226	1,292	(5)
Insurance costs	856	942	(9)
Operating expenses	234	221	6
Interest expense, bank fees and other	13	14	(7)
Total costs and operating expenses	1,103	1,177	(6)
Income before tax	123	115	7
Income taxes	34	30	13
Net income	$89	$85	5%

Cash Flow Data:
Net cash provided by operating activities	149	95	57
Net cash used in investing activities	(13)	(8)	63
Net cash used in financing activities	(645)	(494)	31%

Non-GAAP measures (1):
Adjusted EBITDA	186	162	15
Adjusted Net income	116	99	17

Operating Metrics:
Insurance Cost Ratio	84%	88%	(4)
Average WSEs	300,215	340,744	(12)
Total WSEs	299,434	339,625	(12)
(1)    Refer to Non-GAAP measures definitions and reconciliations to the nearest GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of March 31, 2026 compared to December 31, 2025.

(in millions)	March 31, 2026	December 31, 2025	% Change
Balance Sheet Data:
Cash and cash equivalents	$340	$287	18%
Working capital	258	231	12%
Total assets	3,420	3,797	(10)
Debt	896	895	—
Total stockholders’ equity	83	54	54

TRINET	9	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
(1)    Non-GAAP effective tax rate is 25.5% and 25% for the first quarters of 2026 and 2025, respectively, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	10	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$89	$85
Provision for income taxes	34	30
Stock based compensation	16	13
Interest expense, bank fees and other	13	14
Depreciation and amortization of intangible assets	17	17
Amortization of cloud computing arrangements	3	2
Restructuring costs	14	1
Adjusted EBITDA	$186	$162
Adjusted EBITDA Margin	15.2%	12.6%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$89	$85
Effective income tax rate adjustment	3	1
Stock based compensation	16	13
Amortization of other intangible assets	2	2
Non-cash interest expense	—	1
Restructuring costs	14	1
Income tax impact of pre-tax adjustments	(8)	(4)
Adjusted Net Income	$116	$99

TRINET	11	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
We charge a platform user access fee to clients for those users of our PEO platform who may not be co-employed by us as well as for co-employees for whom payroll may not be regularly run. In addition to co-employees for whom payroll may not be regularly run, such as partners in a partnership, this group of users also includes individuals authorized by our clients to access and use the PEO platform for functions such as bookkeeping and benefits management. We refer to these users as PEO Platform Users.
The effect of this fee is that we receive revenue from two types of users on our PEO platform, those who are co-employed in our PEO business and those who are utilizing our PEO platform, albeit in a more limited capacity. The table below illustrates how those two components comprise our Total WSE and Average WSE metrics.

	Three Months Ended March 31,		% Change
	2026	2025	Q1 2026 vs. Q1 2025

Average WSEs	300,215	340,744	(12)%
Co-Employed	274,009	312,573	(12)
PEO Platform Users	26,206	28,171	(7)
Total WSEs	299,434	339,625	(12)
Co-Employed	272,786	311,165	(12)
PEO Platform Users	26,648	28,460	(6)
Average WSEs decreased 12% when comparing the first quarter of 2026 to the same period in 2025, driven by client attrition outpacing new client additions which was partially offset by modest additional hiring of WSEs by our clients over the past twelve months. These declines were primarily in our Technology, Professional Services, and Main Street verticals. Client attrition has been higher than our historical rates in the past twelve months primarily due to the repricing increases of our health benefits services driven by increasing health care costs.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future revenue growth, business growth, and client retention. Total WSEs decreased 12% when compared to the same period in 2025, primarily due to declines in our Technology, Professional Services, and Main Street verticals for the reasons noted above.
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

TRINET	12	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ASO Users
ASO Users grew from approximately 39,700 users as of December 31, 2025 to approximately 40,800 users as of March 31, 2026. This increase is primarily related to the addition of new clients as we continue to migrate from our former HRIS product to our ASO product.
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
The table below presents the calculation of our ICR:

TRINET	13	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

	Three Months Ended March 31,
(in millions)	2026	2025
Insurance costs	$856	$942
Insurance service revenues	1,023	1,065
Insurance Cost Ratio	84%	88%
ICR decreased for the first quarter as compared to the same period in 2025, primarily driven by rate increases in our insurance services revenue for health benefits outpacing the corresponding increase in insurance costs due to our repricing efforts. The overall decrease in insurance costs and insurance services revenue was primarily due to lower co-employed Average WSEs.
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
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased by 9% during the three months ended March 31, 2026 compared to the same period in 2025.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of co-employed Average WSEs within our verticals combined with the composition of our enrolled co-employed WSEs within our insurance service offerings and the composition of products and services our clients receive, such as PEO Platform Users,
•ASO services, and
•Interest income.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

Interest income

*Total revenues generated from PEO services only, excluding interest income
Total revenue decreased for the first quarter of 2026, as lower co-employed Average WSEs was partially offset by rate increases for both professional services and insurance services revenues.

TRINET	14	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
During 2025, we began migrating our clients from our predecessor HRIS services to our ASO services. PSR from PEO services customers and ASO services clients was as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
PEO Services	$183	$199
ASO Services	6	10
Total	$189	$209

We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of co-employed Average WSEs across our verticals and the composition of products and services our clients receive, including PEO Platform Users, and
•ASO services.
PSR for the first quarter decreased compared to prior period, primarily driven by lower co-employed Average WSEs. PSR from ASO services has decreased as we continue to wind down our former HRIS services product and migrate clients to our ASO services.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

TRINET	15	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ISR decreased for the first quarter of 2026, primarily due to lower health plan enrollment driven by lower co-employed Average WSEs. This decrease was partially offset by higher rates.
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
Interest income for the first quarter was lower than the prior period, primarily driven by lower interest received related to payroll tax refunds.
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
We use the following measures to analyze changes in insurance costs:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in cost trend associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

TRINET	16	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Insurance costs for the first quarter of 2026 decreased, primarily due to lower co-employed Average WSEs and better than expected claims development from the prior year. This decrease was partially offset by higher rates paid for professional services, increased outpatient utilization, and continued growth in the use of high-cost drugs, particularly for specialty medications and on-specialty drugs for diabetes and obesity.

TRINET	17	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,400 colleagues as of March 31, 2026 primarily across the U.S. and India, approximately the same as in March 31, 2025. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expenses represented approximately 69% and 68% of our expenses in the first quarters of 2026 and 2025.

During the first quarter expenses increased 5%, when compared to the same period in 2025. This increase was driven largely by higher expenses related to severance charges incurred in the first quarter of 2026 as part of our efforts to rebalance our workforce in line with our medium term strategy. The ratio of expenses to total revenues was 20% for the first quarter and 18% for the same period in 2025.

% represents portion of compensation related expense included in operating expenses
Compensation related expense

We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	18	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$235	Q1 2025 Expenses
-1	COPS is consistent with prior period.
+2	S&M is consistent with prior period.
+13	G&A increased primarily due to higher severance expenses related to our restructuring.
-1	SD&P decreased primarily due to lower compensation expense.
—	D&A is consistent with prior period.
-1	IE is consistent with prior period.
$247	Q1 2026 Expenses
The primary spend type drivers to the changes in our expenses are presented below:
Income Taxes
Our ETR was 28% and 26% for the first quarters of 2026 and 2025, respectively. The increase in the rate was primarily attributable to decreases in tax benefits for stock-based compensation and increases in nondeductible compensation.

TRINET	19	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
TriNet Trust, which is consolidated into our financial statements, holds funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust also holds ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our condensed consolidated balance sheets as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and accounts payable and other current liabilities. As of March 31, 2026, the balance of restricted cash in TriNet Trust was $54 million. We include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. We continue to use this trust structure as we complete the transition of our HRIS services to ASO services.

	March 31, 2026			December 31, 2025
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$338	$2	$340	$286	$1	$287
Restricted cash, cash equivalents and investments	22	1,100	1,122	22	1,672	1,694
Other current assets	85	937	1,022	105	782	887
Total current assets	$445	$2,039	$2,484	$413	$2,455	$2,868

Total current liabilities	$187	$2,039	$2,226	$182	$2,455	$2,637

Working capital	$258	$—	$258	$231	$—	$231
As of March 31, 2026, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Working capital for WSEs and TriNet Trust related activities
We designate funds to ensure that we have adequate current assets to satisfy our current obligations associated with WSEs. We manage our WSE payroll and benefits obligations through collections of payments from our clients which generally occur two to three days in advance of client payroll dates. We regularly review our short-term obligations associated with our WSEs (such as payroll and related taxes, insurance premiums and claim payments) and designate funds required to fulfill these short-term obligations, which we refer to as PFC. PFC is included in current assets as restricted cash, cash equivalents and investments.
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

TRINET	20	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Working capital for corporate purposes
Corporate working capital as of March 31, 2026 increased $27 million from December 31, 2025, primarily due to the increases in our corporate cash and cash equivalents. This increase was driven by earnings during the first quarter partially offset by share repurchases and dividends paid.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Three Months Ended March 31,
(in millions)	2026			2025
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$149	$—	$149	$95	$—	$95
Investing activities	(13)	—	(13)	(5)	(3)	(8)
Financing activities	(74)	(571)	(645)	(106)	(388)	(494)
Effect of exchange rate changes	(1)	—	(1)	—	—	—
Net change in cash and cash equivalents, unrestricted and restricted	$61	$(571)	$(510)	$(16)	$(391)	$(407)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$345	$1,557	$1,902	$415	$1,276	$1,691
End of period	$406	$986	$1,392	$399	$885	$1,284

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$52	$1	$53	$(12)	$1	$(11)
Restricted	$9	$(572)	$(563)	$(4)	$(392)	$(396)
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

	Three Months Ended March 31,
(in millions)	2026	2025
Investments:
Purchases of marketable securities	$(25)	$(27)
Proceeds from sale and maturity of marketable securities	38	34
Cash provided by investments	$13	$7
Acquisitions of property and equipment and software	(26)	(16)
Cash used in capital expenditures	$(26)	$(16)
Proceeds from sale of business	—	1
Cash used in investing activities	$(13)	$(8)
Investments

TRINET	21	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our condensed consolidated balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At March 31, 2026, our investments had a weighted average duration of three-year and an average S&P credit rating of AA+.
As of March 31, 2026, we held approximately $1.6 billion in restricted and unrestricted cash, cash equivalents and investments, of which $340 million was unrestricted cash and cash equivalents. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the three months ended March 31, 2026 and 2025, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. We also made significant investments in furniture and fixtures for our recently leased space in Atlanta during the quarter. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the three months ended March 31, 2026 and 2025 consisted of WSE and TriNet Trust related activities and our debt and equity-related activities.

	Three Months Ended March 31,
(in millions)	2026	2025
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$(571)	$(388)
Repurchase of common stock, net of issuance	(61)	(94)
Dividends paid	(13)	(12)
Cash used in financing activities	$(645)	$(494)
The year-over-year change in net cash used in financing activities for WSE and TriNet Trust purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities.
During the three months ended March 31, 2026, we repurchased 1,348,513 shares of our common stock for approximately $58 million through our existing stock repurchase program in addition to 57,484 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of March 31, 2026, approximately $347 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
We paid a common stock dividend of $0.275 per share in January 2026. We also declared common stock dividends of $0.29 per share to be paid in the second quarter of 2026.
Capital Resources
As of March 31, 2026, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
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

TRINET	22	2026 Q1 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at March 31, 2026.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2025 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	23	2026 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at March 31, 2026 and December 31, 2025.
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

Our 2021 Credit Agreement includes a $700 million revolver. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under this agreement.

TRINET	24	2026 Q1 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	25	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions except per share data)	2026	2025
Professional service revenues	$189	$209
Insurance service revenues	1,023	1,065
Interest income	14	18
Total revenues	1,226	1,292
Insurance costs	856	942
Cost of providing services	70	71
Sales and marketing	69	67
General and administrative	59	46
Systems development and programming	19	20
Depreciation and amortization of intangible assets	17	17
Interest expense, bank fees and other	13	14
Total costs and operating expenses	1,103	1,177
Income before tax	123	115
Income taxes	34	30
Net income	$89	$85
Other comprehensive income, net of income taxes	(2)	2
Comprehensive income	$87	$87

Net income per share:
Basic	$1.90	$1.72
Diluted	$1.90	$1.71
Weighted average shares:
Basic	47	49
Diluted	47	49
See accompanying notes.

TRINET	26	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$340	$287
Restricted cash, cash equivalents and investments	1,122	1,694
Accounts receivable, net	7	20
Payroll funds receivable	451	264
Prepaid expenses, net	64	82
Other payroll assets	449	474
Other current assets	51	47
Total current assets	2,484	2,868
Restricted cash, cash equivalents and investments, noncurrent	122	128
Property and equipment, net	22	11
Operating lease right-of-use asset	38	36
Goodwill	461	461
Software and other intangible assets, net	155	153
Other assets	138	140
Total assets	$3,420	$3,797
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$89	$86
Client deposits and other client liabilities	49	57
Accrued wages	542	555
Accrued health insurance costs, net	193	207
Accrued workers' compensation costs, net	44	42
Payroll tax liabilities and other payroll withholdings	1,289	1,671
Operating lease liabilities	11	10
Insurance premiums and other payables	9	9
Total current liabilities	2,226	2,637
Long-term debt, noncurrent	896	895
Accrued workers' compensation costs, noncurrent, net	109	106
Deferred taxes	54	55
Operating lease liabilities, noncurrent	39	37
Other non-current liabilities	13	13
Total liabilities	3,337	3,743
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025)
Common stock and additional paid-in capital	1,151	1,135
($0.000025 par value per share; 750,000,000 shares authorized; 46,125,755 and 47,377,950 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)
Accumulated deficit	(1,066)	(1,081)
Accumulated other comprehensive loss	(2)	—
Total stockholders' equity	83	54
Total liabilities & stockholders' equity	$3,420	$3,797
See accompanying notes.

TRINET	27	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Total Stockholders' Equity, beginning balance	$54	$69
Common Stock and Additional Paid-In Capital
Beginning balance	1,135	1,056
Stock based compensation expense	16	14
Ending balance	1,151	1,070

Accumulated Deficit
Beginning balance	(1,081)	(984)
Net income	89	85
Common stock dividends	(13)	(13)
Repurchase of common stock	(58)	(90)
Awards effectively repurchased for required employee withholding taxes	(3)	(4)
Ending balance	(1,066)	(1,006)

Accumulated Other Comprehensive Income
Beginning balance	—	(3)
Other comprehensive income	(2)	2
Ending balance	(2)	(1)
Total Stockholders' Equity, ending balance	$83	$63
See accompanying notes.

TRINET	28	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities
Net income	$89	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	17	17
Amortization of deferred costs	13	12
Amortization of ROU asset, lease modification, impairment, and abandonment	2	2
Deferred income taxes	—	(1)
Stock based compensation	16	13
Other	1	3
Changes in operating assets and liabilities:
Accounts receivable, net	—	1
Prepaid expenses, net	22	7
Other assets	(11)	(6)
Accounts payable and other liabilities	—	(11)
Accrued wages	—	(17)
Accrued health insurance costs, net	—	1
Accrued workers' compensation costs, net	2	2
Payroll taxes liabilities and other payroll withholdings	—	(10)
Operating lease liabilities	(2)	(3)
Net cash provided by operating activities	149	95
Investing activities
Purchases of marketable securities	(25)	(27)
Proceeds from sale and maturity of marketable securities	38	34
Acquisitions of property and equipment and software	(26)	(16)
Proceeds from sale of business	—	1
Net cash used in investing activities	(13)	(8)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	(571)	(388)
Repurchase of common stock	(58)	(90)
Awards effectively repurchased for required employee withholding taxes	(3)	(4)
Dividends paid	(13)	(12)
Net cash used in financing activities	(645)	(494)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents, unrestricted and restricted	(510)	(407)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,902	1,691
End of period	$1,392	$1,284

Supplemental disclosures of cash flow information
Interest paid	$24	$25
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$13
Payable for purchase of property and equipment	$6	$1
Receivable from sale of business	$—	$6
See accompanying notes.

TRINET	29	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2025. Certain prior year amounts have been reclassified to conform to current period presentation.
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

TRINET	30	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TriNet Trust's property and not that of TriNet overall. The risks associated with the Trust are similar to those that currently exist for the Company such as banking losses in excess of FDIC insurance levels, interest rate and market conditions.
We determined that TriNet Trust meets the definition of a variable interest entity and as the primary beneficiary we have both the power to direct TriNet Trust’s activities that most significantly affect its performance and we have the right to receive benefits from TriNet Trust, in the form of interest income, which represents majority of TriNet Trust's benefits. As a result, TriNet Trust is consolidated into our financial statements. During the first quarter of 2024, TriNet Trust assumed ownership and responsibility of certain bank accounts that hold ASO client funds and assumed related liabilities.
The following table presents the assets and liabilities of TriNet Trust which are included in our condensed consolidated balance sheet. These amounts on any particular date can vary due to timing of cash receipts and remittances related to the payroll processing activities of our clients.

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2	$1
Restricted cash, cash equivalents and investments	53	79
Total current assets	55	80
Total assets	$55	$80
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$2	$1
Accrued wages	11	33
Payroll tax liabilities and other payroll withholdings	42	46
Total current liabilities	55	80
Total liabilities	$55	$80
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the three months ended March 31, 2026, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of March 31, 2026 and December 31, 2025, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $66 million and $62 million, respectively. When the prepaid amount is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of March 31, 2026 and December 31, 2025, accrued health insurance costs offsetting prepaid expenses were $81 million and $87 million, respectively.

TRINET	31	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Other Payroll Assets and Payroll Tax Liabilities and Other Payroll Withholdings
Included in other payroll assets are expected payroll tax refunds for which we have filed payroll tax returns claiming the refund with the IRS. Included in these receivables are ERTC and other credits that we have filed returns for on behalf of our clients. When we file a claim for a refund that will be passed on to our clients, we recognize a corresponding liability that is recognized in payroll tax liabilities and other payroll withholdings. We also have receivables from the IRS for ERTC claims where we have distributed portions of the receivables to our clients. As of March 31, 2026 and December 31, 2025, total ERTC receivables are $334 million and $384 million, respectively. Of this amount, a net amount of $22 million and $19 million have been distributed to our clients as of March 31, 2026 and December 31, 2025, respectively.
Recent Accounting Pronouncements
Recently issued accounting guidance
Disaggregation of Income Statement Expenses
In December 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency and decision-usefulness of financial reporting by requiring public business entities to provide more detailed disclosures about the components of certain expense captions in their income statements. The ASU is effective for TriNet on a prospective basis for annual periods beginning after December 15, 2026. The Company is currently evaluating the provisions of this ASU.
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
We require our clients to prefund their payroll and related taxes and other withholding liabilities before payroll is processed or due for payment. This prefund, for PEO customers, as well as amounts held by our statutory trust for our ASO Users, is included in restricted cash, cash equivalents and investments as payroll funds collected, which is designated to pay pending payrolls, payroll tax liabilities and other payroll-related liabilities. Also included in restricted cash are payroll tax refunds received that have not yet been remitted to clients pending our determination of allocation of payments to clients on the gross receipts from tax authorities.
We also invest available corporate funds, primarily in fixed income securities which meet the requirements of our corporate investment policy and are classified as AFS.

TRINET	32	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Our total cash, cash equivalents and investments are summarized below:

	March 31, 2026			December 31, 2025
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$340	$—	$340	$287	$—	$287
Restricted cash, cash equivalents and investments:
Payroll funds collected	879	—	879	1,424	—	1,424
Collateral for health benefits claims	37	106	143	37	108	145
Collateral for workers' compensation claims	45	—	45	45	—	45
Trust for our ASO Users	54	—	54	79	—	79
Other security deposits	1	—	1	1	—	1
Total restricted cash, cash equivalents and investments	1,016	106	1,122	1,586	108	1,694
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	36	86	122	29	99	128
Total	$1,392	$192	$1,584	$1,902	$207	$2,109
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of March 31, 2026 and December 31, 2025 and the amortized cost, gross unrealized gains, gross unrealized losses and fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash, Cash Equivalents and Investments
March 31, 2026
Cash equivalents:
Money market mutual funds	Level 1	$198	$—	$—	$198	$92	$106
U.S. treasuries	Level 2	10	—	—	10	—	10
Total cash equivalents		208	—	—	208	92	116
AFS Investments:
Corporate bonds	Level 2	30	—	—	30	—	30
Agency securities	Level 2	11	—	—	11	—	11
U.S. treasuries	Level 2	151	1	(1)	151	—	151
Total AFS Investments		$192	$1	$(1)	$192	$—	$192

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash, Cash Equivalents and Investments
December 31, 2025
Cash equivalents:
Money market mutual funds	Level 1	$483	$—	$—	$483	$96	$387
U.S. treasuries	Level 2	2	—	—	2	—	2
Total cash equivalents		485	—	—	485	96	389
AFS Investments:
Corporate bonds	Level 2	34	—	—	34	—	34
Agency securities	Level 2	11	—	—	11	—	11
U.S. treasuries	Level 2	160	2	—	162	—	162
Total AFS Investments		$205	$2	$—	$207	$—	$207

TRINET	33	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. There were no transfers between levels as of March 31, 2026 and December 31, 2025.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	March 31, 2026
One year or less	$10
Over one year through five years	177
Over five years through ten years	5
Total fair value	$192
The gross proceeds from sales and maturities of AFS securities and gross realized losses for the three months ended March 31, 2026 and 2025 are presented below. We had immaterial gross realized gains from sales of investments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Gross realized losses	$—	$(1)
Gross proceeds from sales	37	31
Gross proceeds from maturities	1	3
Fair Value of Long-Term Debt
As of March 31, 2026, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $453 million and $389 million, respectively. As of December 31, 2025, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $473 million and $414 million, respectively. The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement.
The fair value of our floating rate debt is estimated based on a discounted cash flow, which incorporates credit spreads, market interest rates and contractual maturities to estimate the fair value and is considered Level 3 in the hierarchy for fair value measurement.

TRINET	34	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Total accrued costs, beginning of period	$151	$158
Incurred
Current year	15	14
Prior years	(1)	(1)
Total incurred	14	13
Paid
Current year	—	—
Prior years	(9)	(11)
Total paid	(9)	(11)
Total accrued costs, end of period	$156	$160
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	March 31, 2026	December 31, 2025
Total accrued costs, end of period	$156	$151
Collateral paid to carriers and offset against accrued costs	(3)	(3)
Total accrued costs, net of carrier collateral offset	$153	$148
Payable in less than 1 year (net of collateral paid to carriers of $1 at March 31, 2026 and December 31, 2025)	$44	$42
Payable in more than 1 year (net of collateral paid to carriers of $2 at March 31, 2026 and December 31, 2025)	109	106
Total accrued costs, net of carrier collateral offset	$153	$148
Incurred losses related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three months ended March 31, 2026, the favorable development is driven by lower than expected development on the average size of reported claims.
As of March 31, 2026 and December 31, 2025, we had $25 million of collateral held by insurance carriers, of which $3 million was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	35	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
reassessment of our exposure for any of the above matters based on additional information obtained in the future could have a material impact on our condensed consolidated financial position, results of operations, or cash flows.
NOTE 6. STOCK BASED COMPENSATION
Restricted Stock Units (RSUs)
Time-based RSUs generally vest over a four-year term. Performance-based RSUs are subject to vesting requirements and are earned, in part, based on certain financial performance metrics as defined in the grant notice. Actual number of shares earned under performance-based RSUs may range from 0% to 200% of the target award. Performance-based awards granted in 2026 and 2025 are earned based on a single-year performance period subject to subsequent multi-year time-based vesting with 50% of the shares earned vesting in one year after the performance period and the remaining shares in the year after. RSUs are generally forfeited if the participant terminates service prior to vesting. The fair value of our RSUs is equal to the fair value of our common stock on the grant date.
The following tables summarize RSU activity for the three months ended March 31, 2026:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	1,127,651	$86.55
Granted	1,289,787	37.99
Vested	(143,968)	88.56
Forfeited	(31,463)	89.72
Nonvested at March 31, 2026	2,242,007	$58.44
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	178,856	$80.78
Granted (1)	370,704	41.81
Vested	(9,834)	83.31
Forfeited	(6,846)	76.69
Nonvested at March 31, 2026	532,880	$53.67
(1)    Amount includes increase of 37,946 shares related to the finalization of the performance achievement levels for previously issued grants.
Stock Options
Stock options may be granted to eligible employees at exercise prices equal to the fair market value of our common stock on the dates of grant. Stock options generally have a maximum contractual term of 10 years. Stock options vest after 3 years, and are generally forfeited if the employee terminates service prior to vesting.
The following table summarizes stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2025	262,245	$76.69	9.00	$—
Forfeited	(7,899)	76.69	—	—
Balance at March 31, 2026	254,346	$76.69	9.00	$—

Additional Disclosures for Stock Options (in millions)	March 31, 2026
Weighted-average grant date fair value of stock options	$31.65

TRINET	36	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of providing services	$4	$3
Sales and marketing	3	2
General and administrative	8	6
Systems development and programming costs	1	1
Total stock based compensation expense	$16	$13
Total stock based compensation capitalized	$1	$1
The table below summarizes unrecognized compensation expense as of March 31, 2026 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$5	1.97
Nonvested time based RSUs	123	3.23
Nonvested performance based RSUs	20	2.35
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Shares issued and outstanding, beginning balance	47,377,950	49,527,506
Issuance of common stock from vested restricted stock units	153,802	127,243
Repurchase of common stock	(1,348,513)	(1,210,403)
Awards effectively repurchased for required employee withholding taxes	(57,484)	(46,827)
Shares issued and outstanding, ending balance	46,125,755	48,397,519
Stock Repurchases
As of March 31, 2026, there was $347 million remaining in the total authorization of $3,051 million of our ongoing stock repurchase program.
Dividends

	Three Months Ended March 31,
	2026	2025
Quarterly dividend per common share declared	$0.29	$0.275
Total cash dividends paid (in millions)	$13	$12
NOTE 8. INCOME TAXES
Our ETR was 28% and 26% for the first quarters of 2026 and 2025, respectively. The increase in the rate was primarily attributable to decreases in tax benefits for stock-based compensation and increases in nondeductible compensation.
We are subject to tax in U.S. federal and various state and local jurisdictions, as well as Canada and India. We are open to federal and significant state income tax examinations for tax years 2019 and subsequent years.

TRINET	37	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 9. EARNINGS PER SHARE
Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on those shares used in the basic EPS computation, plus potentially dilutive shares issuable under our equity-based compensation plans using the treasury stock method. Shares that are potentially anti-dilutive are excluded.
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net income	$89	$85
Weighted average shares of common stock outstanding	47	49
Basic EPS	$1.90	$1.72
Net income	$89	$85
Weighted average shares of common stock outstanding	47	49
Dilutive effect of stock options and restricted stock units	—	—
Weighted average shares of common stock outstanding	47	49
Diluted EPS	$1.90	$1.71

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	3	2
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
In conjunction with this adjustment to our product offerings, we have implemented changes to our operating expense structure, including reductions to our U.S. staffing and office footprint.

In the first quarter of 2026, we realigned responsibilities within our management structure and reduced our U.S. workforce to better align with our current level of clients and WSEs.
As part of these restructuring initiatives, the Company incurred the charges shown in the following table. These expenses are classified in G&A in our Consolidated statement of income and comprehensive income.

	Three Months Ended March 31,
(in millions)	2026	2025
Cash restructuring costs:
Severance costs	$13	$—
Professional fees	1	—
Total cash restructuring costs	14	—

Non-cash restructuring costs:
Intangible asset and goodwill impairments	—	1
Total non-cash restructuring costs	—	1
Total restructuring costs	$14	$1
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of changes in accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

TRINET	38	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

(in millions)	Accounts payable and other current liabilities	Accrued wages
Balance at December 31, 2025	$1	$10
(+) Additions	—	12
(-) Payments	—	(1)
Balance at March 31, 2026	$1	$21
We expect the restructuring efforts to continue through 2026 and may recognize additional expenses as they are incurred.

TRINET	39	2026 Q1 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The table below provides the primary measure of profitability and detail regarding the significant expenses reviewed by our CEO. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

	Three Months Ended March 31,
(in millions)	2026	2025
Professional service revenues	$189	$209
Insurance service revenues	1,023	1,065
Interest income	14	18
Total revenues	1,226	1,292
Workers' compensation costs	23	23
Health insurance costs	833	919
Sales & marketing	64	62
Client support costs	43	46
Corporate administration	41	38
System support & development	39	44
Depreciation and amortization of intangible assets	17	17
Stock based compensation	16	13
Other (1)	14	1
Interest expense, bank fees and other	13	14
Income taxes	34	30
Net income	89	85
(1) Other includes certain costs that are considered non-recurring such as restructuring costs.
NOTE 12. SUBSEQUENT EVENT
On April 8, 2026, we completed the acquisition of Cocoon Financial Services, Inc. (Cocoon), a market leader in leave management technology. The purpose of this acquisition is to enhance our tools related to WSE leave management, including real-time leave tracking, integrated claims filing and streamlined payroll calculations. Total consideration paid for the acquisition was $23 million. We are in the process of completing our purchase price allocation.

TRINET	40	2026 Q1 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2025 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
January 1 - January 31, 2026	36,159	$58.34	35,997	$66
February 1 - February 28, 2026	1,120,776	$43.20	1,071,966	$356
March 1 - March 31, 2026	249,062	$36.99	240,550	$347
Total	1,405,997		1,348,513
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $3,051 million as of March 31, 2026. The total remaining authorization for future stock repurchases under our stock repurchase program was $347 million as of March 31, 2026. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $58 million of our outstanding stock during the three months ended March 31, 2026.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
On February 18, 2026, Anthony Shea Treadway, our Chief Revenue Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Treadway Plan”). The first possible trade date under the Treadway Plan is August 19, 2026, and the end date of the Treadway Plan is August 18, 2027 (subject to customary exceptions), a duration of eighteen months. The Treadway Plan calls for the sale of an amount of shares that Mr. Treadway could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The exact number of shares to be sold pursuant to the Treadway Plan depends on the number of shares to be withheld by us and the amount of any additional equity awards that may be granted and that will vest during the duration of the Treadway Plan, among other factors. For purposes of this disclosure, without taking into account (i) any future equity awards granted under

TRINET	41	2026 Q1 FORM 10-Q

OTHER INFORMATION	Table of Contents
the company’s equity-based incentive plans (ii) any new shares purchased under the company’s employee stock purchase plan or (iii) the subtraction of any shares to be withheld upon future vesting events, the aggregate number of shares currently expected to be sold pursuant to the Treadway Plan is 26,971.

TRINET	42	2026 Q1 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
4.4	Second Supplemental Indenture, dated March 5, 2025, to Indenture dated February 26, 2021, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.4	4/25/2025
4.5	First Supplemental Indenture, dated March 5, 2025, to Indenture dated August 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.5	4/25/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	43	2026 Q1 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: April 30, 2026	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: April 30, 2026	By:	/s/ Mala Murthy
Mala Murthy
Chief Financial Officer

TRINET	44	2026 Q1 FORM 10-Q