Form 10-Q
period 2026-06-30
TRINET GROUP, INC.
filed 2026-07-30
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of July 23, 2026 was 45,904,738.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended June 30, 2026

TRINET	2	2026 Q2 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently on August 16, 2023
2021 Revolver	Our $700 million revolving line of credit included in our 2021 Credit Agreement, as amended on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
AI	Artificial intelligence
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERTC	Employee Retention Tax Credit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human resources
HRIS	Human resources information system
ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MIS	Management Information System
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected for payroll and related taxes, insurance premiums and claim payments
PSR	Professional service revenues
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit
S&M	Sales and marketing
S&P	Standard & Poor's
SD&P	Systems development and programming

TRINET	3	2026 Q2 FORM 10-Q

GLOSSARY	Table of Contents

SBC	Stock-based compensation
SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TriNet Trust	A legal trust that holds ASO client funds for remittance to ASO Users, tax authorities and certain other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO

TRINET	4	2026 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” "impact," “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our plans and ability to grow our client base and our WSE base; our expectations regarding anticipated revenues for future periods; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the impact of planned improvements to and the launch of our AI tool within our technology platform and whether such improvements and product launch will meet the needs of our current clients and attract new ones; our ability to improve operating efficiencies; our strategic realignment and related restructuring initiatives; the impact of our client service initiatives and whether they enhance client experience and satisfaction; acquisition or other opportunities to expand our product offering and provide further scale; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles; the metrics that may be indicators of future financial performance; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our continued capital investments in our software and hardware; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the impact of increases and decreases in interest rates on our investments and borrowings; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; the source of funding for our stock repurchase program and other expectations, outlooks and forecasts on our future business, operational and financial performance.
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

TRINET	5	2026 Q2 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	6	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
TriNet is a leading provider of HR solutions for SMBs. We offer a comprehensive suite of technology-enabled services through our PEO and ASO models including human capital expertise, employee benefits such as health insurance and retirement plans, payroll and payroll tax administration, risk mitigation, and compliance consulting.
We deliver a comprehensive suite of services that help our clients administer and manage various HR-related needs and functions, such as compensation, benefits, payroll processing, tax credit support, employee data, health insurance, workers' compensation, EPLI and other employment risk mitigation programs, employee performance management and training, on-boarding and off-boarding, and other transactional HR needs using our technology platform and benefits and compliance expertise.
We deliver our services primarily through our PEO services, which comprise our most complete HCM solution within our co-employment model.
In addition, our ASO services, which include our “HR Plus” product, consist of a SaaS solution with a significant service component, including payroll processing, benefits management, HR administration and compliance management to provide HCM solutions that our clients can tailor dynamically over time based on their specific needs. Unlike our PEO services, ASO services do not include co-employment.
Operational Highlights
Our consolidated results for the first half of 2026 reflect our continuing efforts to enhance our client experience, improve our sales performance, and manage client attrition, through product development and investments in our platform, as well as operational and process improvements.
So far in 2026, we:
•continued to execute on our medium-term strategy, reflecting significant progress in our efforts to reset the rates of our health benefits services,
•launched our new AI tool, TriNet Assistant, enabling customers to ask and receive answers to HR questions, with corresponding privacy and security safeguards and controls, by directly accessing TriNet’s HR knowledge library,
•through initiative with key partners, launched tools to assist our clients with IT automation, global workforce management and retirement plan connectivity to TriNet’s platform,
•completed the purchase of Cocoon, a leading provider of leave management technology that we are integrating into TriNet’s platform.
•made enhancements to our ASO services, including new tools to enable benefits administration and automated support for common employee requests,
•continued to invest in our sales resources, including expanding our partnership with brokers,
•continued to demonstrate disciplined expense management while making investments into our growth and efficiency efforts, and
•paid common stock dividends of $0.275 per share in January and $0.29 per share in April and July.

TRINET	7	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Performance Highlights
Our results for the quarter ended June 30, 2026 when compared to the same period of 2025, are noted below:
Q2 2026

$1.2B		$74M		86%
Total revenues		Income before tax		Insurance cost ratio
(5)%	decrease	45%	increase	(4)%	decrease

$53M		$1.15		$72M
Net income		Diluted EPS		Adjusted Net income *
43%	increase	50%	increase	31%	increase

297,615		299,655
Average WSEs		Total WSEs
(11)%	decrease	(12)%	decrease

* Non-GAAP measure. See definitions and reconciliations to the nearest GAAP measure below under the heading "Non-GAAP Financial Measures".
Our total revenue decreased in the second quarter of 2026, compared to the same period in 2025, primarily driven by lower co-employed Average WSEs partially offset by higher rates charged for our services.
During the second quarter of 2026, our Average WSEs decreased by 11% and Total WSEs decreased by 12% compared to the same period in 2025, primarily due to WSE decreases in our Technology, Professional Services, and Main Street verticals, which were partially attributable to repricing of our health benefits services.
Our results are highly influenced by health care cost and utilization trends. Our ICR in the second quarter of 2026 decreased compared to the same period in 2025, primarily driven by lower claims development and one time recovery of costs of $21 million from prior years. It also reflects the cumulative results of our repricing efforts over the past year to align our insurance services rates with the current insurance cost trend.
Lower insurance costs, partially offset by lower revenue, resulted in increases of net income and Adjusted Net Income of 43% and 31%, respectively, in the second quarter of 2026, as compared to the same period in 2025.
YTD 2026

$2.4B		$197M		85%
Total revenues		Income before tax		Insurance cost ratio
(5)%	decrease	19%	increase	(4)%	decrease

$142M		$3.05		$188M
Net income		Diluted EPS		Adjusted Net income *
16%	increase	23%	increase	22%	increase

298,916		299,655
Average WSEs		Total WSEs
(12)%	decrease	(12)%	decrease

Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	8	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the second quarter ended June 30, 2026, when compared to the same period of 2025. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2025 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except operating metrics data)	2026	2025	% Change	2026	2025	% Change
Income Statement Data:
Professional service revenues	$159	$172	(8)%	$348	$381	(9)%
Insurance service revenues	1,007	1,048	(4)	2,030	2,113	(4)
Interest income	12	18	(33)	26	36	(28)
Total revenues	1,178	1,238	(5)	2,404	2,530	(5)
Insurance costs	867	947	(8)	1,723	1,889	(9)
Operating expenses	223	225	(1)	457	446	2
Interest expense, bank fees and other	14	15	(7)	27	29	(7)
Total costs and operating expenses	1,104	1,187	(7)	2,207	2,364	(7)
Income before tax	74	51	45	197	166	19
Income taxes	21	14	50	55	44	25
Net income	$53	$37	43%	$142	$122	16%

Cash Flow Data:
Net cash provided by operating activities				237	170	39%
Net cash used in investing activities				(84)	(7)	1,100
Net cash used in financing activities				(757)	(428)	77

Non-GAAP measures (1):
Adjusted EBITDA	128	105	22%	314	268	17%
Adjusted Net income	72	55	31	188	154	22

Operating Metrics:
Insurance Cost Ratio	86%	90%	(4)%	85%	89%	(4)%
Average WSEs	297,615	336,010	(11)	298,916	338,377	(12)
Total WSEs	299,655	338,900	(12)	299,655	338,900	(12)
(1)    Refer to Non-GAAP measures definitions and reconciliations to the nearest GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of June 30, 2026 compared to December 31, 2025.

(in millions)	June 30, 2026	December 31, 2025	% Change
Balance Sheet Data:
Cash and cash equivalents	$358	$287	25%
Working capital	275	231	19
Total assets	3,346	3,797	(12)
Debt	896	895	—
Total stockholders’ equity	125	54	131

TRINET	9	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
- stock based compensation expense
- interest expense, bank fees and other,
- depreciation,
- amortization of intangible assets,
- amortization of cloud computing arrangements,
- restructuring costs, and
- transaction and integration costs.
• Provides period-to-period comparisons on a consistent basis and an understanding as to how our management evaluates the effectiveness of our business strategies by excluding certain non-recurring costs, which include restructuring costs and transaction and integration costs, as well as certain non-cash charges such as depreciation and amortization, and stock-based compensation and certain impairment charges recognized based on the estimated fair values. We believe these charges are either not directly resulting from our core operations or not indicative of our ongoing operations.
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
- restructuring costs
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
(1)    Non-GAAP effective tax rate is 25.5% and 25% of 2026 and 2025, respectively, which excludes the income tax impact from stock-based compensation, changes in uncertain tax positions, and nonrecurring benefits or expenses from federal legislative changes.

TRINET	10	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$53	$37	$142	$122
Provision for income taxes	21	14	55	44
Stock based compensation	17	18	33	31
Interest expense, bank fees and other	14	15	27	29
Depreciation and amortization of intangible assets	19	17	36	34
Amortization of cloud computing arrangements	3	2	6	5
Restructuring costs	(1)	2	13	3
Transaction and integration costs	2	—	2	—
Adjusted EBITDA	$128	$105	$314	$268
Adjusted EBITDA Margin	10.9%	8.5%	13.1%	10.6%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$53	$37	$142	$122
Effective income tax rate adjustment	2	1	5	2
Stock based compensation	17	18	33	31
Amortization of other intangible assets	3	3	5	5
Non-cash interest expense	1	—	1	1
Restructuring costs	(1)	2	13	3
Transaction and integration costs	2	—	2	—
Income tax impact of pre-tax adjustments	(5)	(6)	(13)	(10)
Adjusted Net Income	$72	$55	$188	$154

TRINET	11	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2026	2025	2026	2025	Q2 2026 vs. Q2 2025	YTD 2026 vs. YTD 2025

Average WSEs	297,615	336,010	298,916	338,377	(11)%	(12)%
Co-Employed	271,828	307,093	272,919	309,834	(11)	(12)
PEO Platform Users	25,787	28,917	25,997	28,544	(11)	(9)
Total WSEs	299,655	338,900	299,655	338,900	(12)	(12)
Co-Employed	273,914	308,805	273,914	308,805	(11)	(11)
PEO Platform Users	25,741	30,095	25,741	30,095	(14)	(14)
Average WSEs decreased 11% when comparing the second quarter of 2026 to the same period in 2025, driven by client attrition outpacing new client additions which was partially offset by modest additional hiring of WSEs by our clients over the past twelve months. These declines were primarily in our Technology, Professional Services, and Main Street verticals. Client attrition has been higher than our historical rates in the past twelve months primarily due to the repricing increases of our health benefits services driven by increasing health care costs.
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

TRINET	12	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The following charts provide a view of our Average WSEs and Total WSEs by quarter from the second quarter of 2025 to the second quarter of 2026.
While Average WSEs and Total WSEs have declined year over year, both metrics were approximately flat sequentially during the second quarter of 2026.
ASO Users
ASO Users grew from approximately 39,700 users as of December 31, 2025 to approximately 40,400 users as of June 30, 2026. This increase is primarily related to the addition of new clients as we continue to migrate from our former HRIS product to our ASO product.

TRINET	13	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The table below presents the calculation of our ICR:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Insurance costs	$867	$947	$1,723	$1,889
Insurance service revenues	1,007	1,048	2,030	2,113
Insurance Cost Ratio	86%	90%	85%	89%
ICR decreased for the second quarter and first half of 2026, respectively, as compared to the same periods in 2025, primarily driven by lower than expected claims development and a one-time recovery of costs of $21 million from prior years. Our ICR also decreased due to rate increases in our insurance services revenue for health benefits outpacing the corresponding increase in insurance costs due to our repricing efforts. The overall decrease in insurance costs and insurance services revenue was primarily due to lower co-employed Average WSEs.

TRINET	14	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased by 8% during the second quarter of 2026 compared to the same period in 2025 and increased by 9% during the first half of 2026 when compared to same period in 2025.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of co-employed Average WSEs within our verticals combined with the composition of our enrolled co-employed WSEs within our insurance service offerings and the composition of products and services our clients receive, such as PEO Platform Users and revenue we earn specific to our new Cocoon product,
•ASO services, and
•Interest income.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

Interest income

*Total revenues generated from PEO services only, excluding interest income

TRINET	15	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Total revenue decreased for the second quarter and first half of 2026, as lower co-employed Average WSEs was partially offset by rate increases for both professional services and insurance services revenues.
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
During 2025, we began migrating our clients from our predecessor HRIS services to our ASO services. PSR from PEO services customers and ASO services clients was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
PEO Services	$153	$163	$335	$362
ASO Services	6	9	13	19
Total	$159	$172	$348	$381

We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of co-employed Average WSEs across our verticals and the composition of products and services our clients receive, including PEO Platform Users and revenue we earn specific to our new Cocoon product, and
•ASO services.

TRINET	16	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
PSR for the second quarter and first half of 2026 decreased compared to prior periods, primarily driven by lower co-employed Average WSEs and lower ASO revenue, partially offset by rate increases. PSR from ASO services has decreased as we continue to wind down our former HRIS services product and migrate clients to our ASO services.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

TRINET	17	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ISR decreased for the second quarter and first half of 2026, primarily due to lower health plan enrollment driven by lower co-employed Average WSEs. This decrease was partially offset by higher rates.
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
Interest income for the second quarter and first half of 2026 was lower than the prior period, primarily driven by lower interest received related to payroll tax refunds.

TRINET	18	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Insurance costs for the second quarter and first half of 2026 decreased, primarily due to lower co-employed Average WSEs, lower than expected claims development from the prior year and one-time recovery of costs of $21 million from prior years. This decrease was partially offset by higher rates paid for professional services, increased outpatient utilization, and continued growth in the use of high-cost drugs, particularly for specialty medications and non-specialty drugs for diabetes and obesity.

TRINET	19	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,300 colleagues as of June 30, 2026 primarily across the U.S. and India, approximately the same as in June 30, 2025. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expenses represented approximately 64% and 66% of our expenses in the second quarters of 2026 and 2025 respectively, and 67% in each of the six months ended 2026 and 2025.

During the second quarter of 2026 expenses decreased 1% when compared to the same period in 2025, largely driven by lower compensation expenses. During the six months ended June 30, 2026, expenses increased 2% when compared to the same period in 2025. The increase is largely driven by higher expenses related to severance charges incurred in the first quarter of 2026 as part of our efforts to rebalance our workforce in line with our medium term strategy. The ratio of expenses to total revenues was 20% for the second quarter and 20% for the six months ended June 30, 2026 and 19% for the same respective periods in 2025.

% represents portion of compensation related expense included in operating expenses
Compensation related expense

We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	20	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$240	Q2 2025 Expenses
-6	COPS decreased primarily due to lower expenses in compensation and taxes and licenses.
-2	S&M decreased primarily due to lower advertising and expenses for marketing events.
+4	G&A increased primarily due to increases in payroll tax charges and consulting partially offset by lower compensation and travel and events.
—	SD&P is consistent with prior period.
+2	D&A is consistent with prior period.
-1	IE is consistent with prior period.
$237	Q2 2026 Expenses

(in millions)
$475	YTD 2025 Expenses
-7	COPS decreased primarily due to lower expenses in compensation.
—	S&M is consistent with prior period.
+17	G&A increased primarily due to higher severance expense related to our restructuring efforts and payroll tax charges, partially offset by lower consulting expenses.
-1	SD&P is consistent with prior period.
+2	D&A is consistent with prior period.
-2	IE is consistent with prior period.
$484	YTD 2026 Expenses

TRINET	21	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary spend type drivers to the changes in our expenses are presented below:
Income Taxes
Our ETR was 28% for the second quarters of 2026 and 2025, and 28% and 26% for the first half of 2026 and 2025, respectively. The increase in the rate for the first half of 2026 compared to the same period in 2025 was primarily attributable to decreases in tax benefits for stock-based compensation and decreases in excludable income for state tax purposes.

TRINET	22	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
TriNet Trust, which is consolidated into our financial statements, holds funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust also holds ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our condensed consolidated balance sheets as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and accounts payable and other current liabilities. As of June 30, 2026, the balance of restricted cash in TriNet Trust was $44 million. We include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. We continue to use this trust structure as we complete the transition of our HRIS services to ASO services.

	June 30, 2026			December 31, 2025
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$352	$6	$358	$286	$1	$287
Restricted cash, cash equivalents and investments	22	1,017	1,039	22	1,672	1,694
Other current assets	90	897	987	105	782	887
Total current assets	$464	$1,920	$2,384	$413	$2,455	$2,868

Total current liabilities	$195	$1,914	$2,109	$182	$2,455	$2,637

Working capital	$269	$6	$275	$231	$—	$231
As of June 30, 2026, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
In the second quarter of 2026, we added $6 million of unrestricted cash to the TriNet Trust to support the efficient flow of client funds during the quarter.

TRINET	23	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Working capital for corporate purposes
Corporate working capital as of June 30, 2026 increased $38 million from December 31, 2025, primarily due to the increases in our corporate cash and cash equivalents. This increase was driven by earnings during the first half of 2026 partially offset by share repurchases and dividends paid.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Six Months Ended June 30,
(in millions)	2026			2025
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$237	$—	$237	$170	$—	$170
Investing activities	(84)	—	(84)	(7)	—	(7)
Financing activities	(102)	(655)	(757)	(118)	(310)	(428)
Effect of exchange rate changes	(1)	—	(1)	—	—	—
Net change in cash and cash equivalents, unrestricted and restricted	$50	$(655)	$(605)	$45	$(310)	$(265)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$345	$1,557	$1,902	$415	$1,276	$1,691
End of period	$395	$902	$1,297	$460	$966	$1,426

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$66	$5	$71	$46	$1	$47
Restricted	$(16)	$(660)	$(676)	$(1)	$(311)	$(312)
Operating Activities
The year-over-year change in net cash provided by operating activities was primarily driven by higher net income coupled with the timing collections of receivables and our payments of corporate obligations.
Investing Activities
Cash provided by (used in) investing activities for the periods presented below primarily consisted of purchases of investments and capital expenditures, partially offset by proceeds from the sale and maturity of investments.

	Six Months Ended June 30,
(in millions)	2026	2025
Investments:
Purchases of marketable securities	$(76)	$(41)
Proceeds from sale and maturity of marketable securities	61	67
Cash provided by investments	$(15)	$26
Acquisitions of property and equipment and software	(47)	(34)
Cash used in capital expenditures	$(47)	$(34)
Proceeds from sale of business	—	1
Acquisition of subsidiary, net of cash acquired	(22)	—
Cash used in investing activities	$(84)	$(7)

TRINET	24	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our condensed consolidated balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At June 30, 2026, our investments had a weighted average duration of two-year and an average S&P credit rating of AA+.
As of June 30, 2026, we held approximately $1.5 billion in restricted and unrestricted cash, cash equivalents and investments, of which $358 million was unrestricted cash and cash equivalents. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the first half of 2026 and 2025, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. In the second quarter of 2026 we acquired Cocoon in an all cash transaction. We also made significant investments in furniture and fixtures for our recently leased space in Atlanta during the first half of 2026. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the first half of 2026 and 2025 consisted of WSE and TriNet Trust related activities and our debt and equity-related activities.

	Six Months Ended June 30,
(in millions)	2026	2025
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$(655)	(310)
Repurchase of common stock, net of issuance	(76)	(92)
Dividends paid	(26)	(26)
Cash used in financing activities	$(757)	$(428)
The year-over-year change in net cash used in financing activities for WSE and TriNet Trust purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities.
During the first half of 2026, we repurchased 1,789,100 shares of our common stock for approximately $76 million through our existing stock repurchase program in addition to 63,119 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of June 30, 2026, approximately $329 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.
We paid a common stock dividend of $0.275 per share in January 2026 and $0.29 per share in April 2026. We also declared common stock dividend of $0.29 per share paid in July 2026.
Capital Resources
As of June 30, 2026, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolver. In July 2025, we paid off the remaining outstanding balance and as of June 30, 2026, no outstanding balance remained. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.

TRINET	25	2026 Q2 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at June 30, 2026.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2025 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	26	2026 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at June 30, 2026 and December 31, 2025.
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
Our 2021 Credit Agreement includes a $700 million revolver. As of June 30, 2026, we had no outstanding borrowings under the 2021 Credit Agreement.

TRINET	27	2026 Q2 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	28	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share data)	2026	2025	2026	2025
Professional service revenues	$159	$172	$348	$381
Insurance service revenues	1,007	1,048	2,030	2,113
Interest income	12	18	26	36
Total revenues	1,178	1,238	2,404	2,530
Insurance costs	867	947	1,723	1,889
Cost of providing services	65	71	135	142
Sales and marketing	66	68	135	135
General and administrative	56	52	115	98
Systems development and programming	17	17	36	37
Depreciation and amortization of intangible assets	19	17	36	34
Interest expense, bank fees and other	14	15	27	29
Total costs and operating expenses	1,104	1,187	2,207	2,364
Income before tax	74	51	197	166
Income taxes	21	14	55	44
Net income	$53	$37	$142	$122
Other comprehensive income, net of income taxes	(1)	1	(3)	3
Comprehensive income	$52	$38	$139	$125

Net income per share:
Basic	$1.16	$0.77	$3.07	$2.49
Diluted	$1.15	$0.77	$3.05	$2.48
Weighted average shares:
Basic	46	48	46	49
Diluted	46	49	47	49
See accompanying notes.

TRINET	29	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(in millions, except share and per share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$358	$287
Restricted cash, cash equivalents and investments	1,039	1,694
Accounts receivable, net	3	20
Payroll funds receivable	428	264
Prepaid expenses, net	53	82
Other payroll assets	427	474
Other current assets	76	47
Total current assets	2,384	2,868
Restricted cash, cash equivalents and investments, noncurrent	122	128
Property and equipment, net	27	11
Operating lease right-of-use asset	40	36
Goodwill	465	461
Software and other intangible assets, net	173	153
Other assets	135	140
Total assets	$3,346	$3,797
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$103	$86
Client deposits and other client liabilities	76	57
Accrued wages	547	555
Accrued health insurance costs, net	189	207
Accrued workers' compensation costs, net	42	42
Payroll tax liabilities and other payroll withholdings	1,134	1,671
Operating lease liabilities	10	10
Insurance premiums and other payables	8	9
Total current liabilities	2,109	2,637
Long-term debt, noncurrent	896	895
Accrued workers' compensation costs, noncurrent, net	104	106
Deferred taxes	54	55
Operating lease liabilities, noncurrent	44	37
Other non-current liabilities	14	13
Total liabilities	3,221	3,743
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025)
Common stock and additional paid-in capital	1,174	1,135
($0.000025 par value per share; 750,000,000 shares authorized; 45,971,977 and 47,377,950 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)
Accumulated deficit	(1,046)	(1,081)
Accumulated other comprehensive loss	(3)	—
Total stockholders' equity	125	54
Total liabilities & stockholders' equity	$3,346	$3,797
See accompanying notes.

TRINET	30	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total Stockholders' Equity, beginning balance	$83	$63	$54	$69
Common Stock and Additional Paid-In Capital
Beginning balance	1,151	1,070	1,135	1,056
Issuance of common stock for employee stock purchase plan	5	6	5	7
Stock based compensation expense	18	19	34	32
Ending balance	1,174	1,095	1,174	1,095

Accumulated Deficit
Beginning balance	(1,066)	(1,006)	(1,081)	(984)
Net income	53	37	142	122
Common stock dividends	(13)	(13)	(26)	(27)
Repurchase of common stock	(17)	(1)	(76)	(91)
Awards effectively repurchased for required employee withholding taxes	(3)	(5)	(5)	(8)
Ending balance	(1,046)	(988)	(1,046)	(988)

Accumulated Other Comprehensive Income
Beginning balance	(2)	(1)	—	(3)
Other comprehensive income	(1)	1	(3)	3
Ending balance	(3)	—	(3)	—
Total Stockholders' Equity, ending balance	$125	$107	$125	$107
See accompanying notes.

TRINET	31	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities
Net income	$142	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	36	33
Amortization of deferred costs	26	23
Amortization of ROU asset, lease modification, impairment, and abandonment	4	3
Deferred income taxes	—	(1)
Stock based compensation	33	31
Loss from disposition of assets	—	1
Other	2	3
Changes in operating assets and liabilities:
Accounts receivable, net	1	1
Prepaid expenses, net	25	9
Other assets	(29)	(18)
Accounts payable and other liabilities	11	(5)
Client deposits and other client liabilities	(2)	(1)
Accrued wages	(6)	(10)
Accrued health insurance costs, net	—	1
Accrued workers' compensation costs, net	(2)	(1)
Payroll taxes liabilities and other payroll withholdings	(2)	(14)
Operating lease liabilities	(2)	(7)
Net cash provided by operating activities	237	170
Investing activities
Purchases of marketable securities	(76)	(41)
Proceeds from sale and maturity of marketable securities	61	67
Acquisitions of property and equipment and software	(47)	(34)
Proceeds from sale of business	—	1
Acquisition of subsidiary, net of cash acquired	(22)	—
Net cash used in investing activities	(84)	(7)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	(655)	(310)
Repurchase of common stock	(76)	(91)
Proceeds from issuance of common stock	5	7
Awards effectively repurchased for required employee withholding taxes	(5)	(8)
Dividends paid	(26)	(26)
Net cash used in financing activities	(757)	(428)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents, unrestricted and restricted	(605)	(265)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,902	1,691
End of period	$1,297	$1,426

Supplemental disclosures of cash flow information
Interest paid	$25	$27
Income taxes paid, net	$8	$26
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$13
Payable for purchase of property and equipment	$9	$3
Receivable from sale of business	$—	$6
See accompanying notes.

TRINET	32	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TriNet Group, Inc. (TriNet, or the Company, we, our and us) provides comprehensive HCM solutions for small and medium-size businesses under both a PEO model and an ASO services model. These HCM solutions include multi-state payroll processing and tax administration, employee benefits programs, including health insurance and retirement plans, workers' compensation insurance and claims management, employment and benefit law compliance, and other HR-related services. Through our PEO service model, we are the employer of record for certain employment-related administrative and regulatory purposes for WSEs, including:
•compensation through wages and salaries,
•certain employer payroll-related tax payments,
•employee payroll-related tax withholdings and payments,
•employee benefit programs, including health and life insurance benefits, and
•workers' compensation coverage.
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2025. Certain prior year amounts have been reclassified to conform to current period presentation.
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

TRINET	33	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7	$1
Restricted cash, cash equivalents and investments	44	79
Payroll funds receivable	2	—
Total current assets	53	80
Total assets	$53	$80
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$2	$1
Payable to TriNet	7	—
Accrued wages	13	33
Payroll tax liabilities and other payroll withholdings	31	46
Total current liabilities	53	80
Total liabilities	$53	$80
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the six months ended June 30, 2026, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of June 30, 2026 and December 31, 2025, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $114 million and $62 million, respectively. When the prepaid amount is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of June 30, 2026 and December 31, 2025, accrued health insurance costs offsetting prepaid expenses were $24 million and $87 million, respectively.

TRINET	34	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
During the second quarter of 2026, we recognized a recovery of $21 million of previously expensed Health Care costs. The recovery was recorded as a reduction to Insurance costs in the condensed consolidated statements of income and comprehensive income.
Other Payroll Assets and Payroll Tax Liabilities and Other Payroll Withholdings
Included in other payroll assets are expected payroll tax refunds for which we have filed payroll tax returns claiming the refund with the IRS. Included in these receivables are ERTC and other credits that we have filed returns for on behalf of our clients. When we file a claim for a refund that will be passed on to our clients, we recognize a corresponding liability that is recognized in payroll tax liabilities and other payroll withholdings. We also have receivables from the IRS for ERTC claims where we have distributed portions of the receivables to our clients. As of June 30, 2026 and December 31, 2025, total ERTC receivables are $310 million and $384 million, respectively. Of this amount, a net amount of $21 million and $19 million have been distributed to our clients as of June 30, 2026 and December 31, 2025, respectively. Additionally, the IRS is currently conducting examinations of certain of these ERTC claims. If the IRS ultimately determines that claims filed on behalf of our clients are ineligible for the credit, we have the right to seek reimbursement from the clients for any previously distributed amount.
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

TRINET	35	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Our total cash, cash equivalents and investments are summarized below:

	June 30, 2026			December 31, 2025
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$358	$—	$358	$287	$—	$287
Restricted cash, cash equivalents and investments:
Payroll funds collected	811	—	811	1,424	—	1,424
Collateral for health benefits claims	37	102	139	37	108	145
Collateral for workers' compensation claims	44	—	44	45	—	45
Trust for our ASO Users	44	—	44	79	—	79
Other security deposits	1	—	1	1	—	1
Total restricted cash, cash equivalents and investments	937	102	1,039	1,586	108	1,694
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	2	120	122	29	99	128
Total	$1,297	$222	$1,519	$1,902	$207	$2,109
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of June 30, 2026 and December 31, 2025 and the amortized cost, gross unrealized gains, gross unrealized losses and fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash, Cash Equivalents and Investments
June 30, 2026
Cash equivalents:
Money market mutual funds	Level 1	$137	$—	$—	$137	$101	$36
U.S. treasuries	Level 2	22	—	—	22	—	22
Total cash equivalents		159	—	—	159	101	58
AFS Investments:
Corporate bonds	Level 2	33	—	—	33	—	33
Agency securities	Level 2	7	—	—	7	—	7
U.S. treasuries	Level 2	179	—	(1)	178	—	178
Certificate of deposit	Level 2	4	—	—	4	—	4
Total AFS Investments		$223	$—	$(1)	$222	$—	$222

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash, Cash Equivalents and Investments
December 31, 2025
Cash equivalents:
Money market mutual funds	Level 1	$483	$—	$—	$483	$96	$387
U.S. treasuries	Level 2	2	—	—	2	—	2
Total cash equivalents		485	—	—	485	96	389
AFS Investments:
Corporate bonds	Level 2	34	—	—	34	—	34
Agency securities	Level 2	11	—	—	11	—	11
U.S. treasuries	Level 2	160	2	—	162	—	162
Total AFS Investments		$205	$2	$—	$207	$—	$207

TRINET	36	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. There were no transfers between levels as of June 30, 2026 and December 31, 2025.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	June 30, 2026
One year or less	$31
Over one year through five years	186
Over five years through ten years	5
Total fair value	$222
The gross proceeds from sales and maturities of AFS securities for the three and six months ended June 30, 2026 and 2025 are presented below. We had immaterial gross realized gains and gross realized losses from sales of investments for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross proceeds from sales	$16	$31	$53	$62
Gross proceeds from maturities	7	1	8	4
Fair Value of Long-Term Debt
As of June 30, 2026, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $471 million and $402 million, respectively. As of December 31, 2025, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $473 million and $414 million, respectively. The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement.

TRINET	37	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total accrued costs, beginning of period	$156	$160	$151	$158
Incurred
Current year	13	16	28	30
Prior years	(7)	(7)	(8)	(7)
Total incurred	6	9	20	23
Paid
Current year	(2)	(2)	(2)	(2)
Prior years	(11)	(9)	(20)	(21)
Total paid	(13)	(11)	(22)	(23)
Total accrued costs, end of period	$149	$158	$149	$158
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	June 30, 2026	December 31, 2025
Total accrued costs, end of period	$149	$151
Collateral paid to carriers and offset against accrued costs	(3)	(3)
Total accrued costs, net of carrier collateral offset	$146	$148
Payable in less than 1 year (net of collateral paid to carriers of $1 at June 30, 2026 and December 31, 2025)	42	42
Payable in more than 1 year (net of collateral paid to carriers of $2 at June 30, 2026 and December 31, 2025)	104	106
Total accrued costs, net of carrier collateral offset	$146	$148
Incurred losses related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and six months ended June 30, 2026, the favorable development is driven by lower than expected development on the average size of reported claims.
As of June 30, 2026 and December 31, 2025, we had $25 million and $25 million of collateral held by insurance carriers, of which $3 million and $3 million was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	38	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The following tables summarize RSU activity for the six months ended June 30, 2026:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	1,127,651	$86.55
Granted	1,391,175	38.37
Vested	(354,089)	76.40
Forfeited	(91,964)	83.11
Nonvested at June 30, 2026	2,072,773	$56.11
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	178,856	$80.78
Granted (1)	370,704	41.81
Vested	(9,834)	83.31
Forfeited	(8,466)	76.69
Nonvested at June 30, 2026	531,260	$53.60
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

TRINET	39	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2025	262,245	$76.69	9.22	$—
Forfeited	(15,798)	76.69	—	—
Balance at June 30, 2026	246,447	$76.69	8.73	$—

Additional Disclosures for Stock Options (in millions)	June 30, 2026
Weighted-average grant date fair value of stock options	$31.65
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of providing services	$3	$4	$7	$8
Sales and marketing	3	3	5	5
General and administrative	10	9	18	15
Systems development and programming costs	1	2	3	3
Total stock based compensation expense	$17	$18	$33	$31
Total stock based compensation capitalized	$—	$1	$1	$1
The table below summarizes unrecognized compensation expense as of June 30, 2026 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$4	1.72
Nonvested time based RSUs	109	3.05
Nonvested performance based RSUs	23	2.10
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares issued and outstanding, beginning balance	46,125,755	48,397,519	47,377,950	49,527,506
Issuance of common stock from vested restricted stock units	210,121	176,461	363,923	303,704
Issuance of common stock for employee stock purchase plan	139,807	89,884	139,807	89,884
Repurchase of common stock	(440,587)	(19,741)	(1,789,100)	(1,230,144)
Awards effectively repurchased for required employee withholding taxes	(63,119)	(55,909)	(120,603)	(102,736)
Shares issued and outstanding, ending balance	45,971,977	48,588,214	45,971,977	48,588,214

TRINET	40	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Stock Repurchases
As of June 30, 2026, there was $329 million remaining in the total authorization of $3,051 million of our ongoing stock repurchase program.
Dividends

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Quarterly dividend per common share declared	$0.29	$0.275
Total cash dividends paid (in millions)	$13	$13	$26	$27
NOTE 8. INCOME TAXES
Our ETR was 28% for the second quarters of 2026 and 2025, and 28% and 26% for the first half of 2026 and 2025, respectively. The increase in the rate for the first half of 2026 compared to the same period in 2025 was primarily attributable to decreases in tax benefits for stock-based compensation and decreases in excludable income for state tax purposes.
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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$53	$37	$142	$122
Weighted average shares of common stock outstanding	46	48	46	49
Basic EPS	$1.16	$0.77	$3.07	$2.49
Net income	$53	$37	$142	$122
Weighted average shares of common stock outstanding	46	49	46	49
Dilutive effect of stock options and restricted stock units	—	—	1	—
Weighted average shares of common stock outstanding	46	49	47	49
Diluted EPS	$1.15	$0.77	$3.05	$2.48

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	1	4	2

TRINET	41	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
In the first half of 2026, we realigned responsibilities within our management structure and reduced our U.S. workforce to better align with our current level of clients and WSEs.
As part of these restructuring initiatives, the Company incurred the charges shown in the following table. These expenses are classified in G&A in our condensed consolidated statement of income and comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cash restructuring costs:
Severance costs	$(1)	$2	$12	$2
Professional fees	—	—	1	—
Total cash restructuring costs	(1)	2	13	2

Non-cash restructuring costs:
Intangible asset and goodwill impairments	—	—	—	1
Total non-cash restructuring costs	—	—	—	1
Total restructuring costs	$(1)	$2	$13	$3
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of changes in accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

(in millions)	Accounts payable and other current liabilities	Accrued wages
Balance at December 31, 2025	$1	$10
(+) Additions	—	12
(-) Payments	—	(15)
Balance at June 30, 2026	$1	$7
We expect the restructuring efforts to continue through 2026 and may recognize additional expenses as they are incurred.

TRINET	42	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

	Three Months Ended June 30, 2026		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Professional service revenues	$159	$172	$348	$381
Insurance service revenues	1,007	1,048	2,030	2,113
Interest income	12	18	26	36
Total revenues	1,178	1,238	2,404	2,530
Workers' compensation costs	14	17	36	39
Health insurance costs	853	930	1,687	1,850
Sales & marketing	59	63	124	125
Client support costs	39	44	82	90
Corporate administration	51	40	91	78
System support & development	37	41	76	85
Depreciation and amortization of intangible assets	19	17	36	34
Stock based compensation	17	18	33	31
Other (1)	1	2	15	3
Interest expense, bank fees and other	14	15	27	29
Income taxes	21	14	55	44
Net income	$53	37	$142	122
(1) Other includes certain costs that are considered non-recurring such as restructuring and transaction and integration costs.
NOTE 12. ACQUISITIONS

Cocoon
On April 10, 2026, we acquired 100% of the equity of Cocoon Financial Services, Inc. (“Cocoon”), a Delaware corporation. Cocoon is a technology company that develops and provides software products and services, including solutions that deliver leave law information and related functionality to its customers.
The acquisition was undertaken to enhance our tools related to WSE leave management, including real-time leave tracking, integrated claims filing and streamlined payroll calculations.
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

TRINET	43	2026 Q2 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The purchase price was $23 million, which included $1 million of Cocoon’s own cash paid to its former shareholders resulting in a net cash paid by TriNet of $22 million.
The following table summarizes the fair value of the net assets acquired and preliminary allocation of the purchase price:

(in millions)	Amount
Total purchase price	$22

Assets acquired:
Unrestricted investments	$3
Accounts receivable, net	2
Software and other intangible assets, net	17
Total assets acquired	22

Liabilities assumed:
Client deposits and other client liabilities	$3
Accrued wages	1
Total liabilities assumed	4
Net assets acquired	$18
Goodwill at acquisition	$4
Goodwill represents future economic benefits we expect to achieve as a result of the acquisition, including revenue and cost synergies from our complementary business models. The results of Cocoon have been included in our condensed consolidated financial statements since the closing of the acquisition. Pro forma financial information was not presented because the effect of the acquisition was not material to our results of operations and financial condition. The goodwill associated with the acquisition is not deductible for income tax purposes.
The intangible assets acquired were as follows:

(in millions)	Amount	Estimated Useful Life
Acquired technology	$17	7 years
Total intangible assets	$17

TRINET	44	2026 Q2 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
Other than the risk factor below, there have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2025 Form 10-K.
We may incur losses related to Employee Retention Tax Credit claims filed on behalf of our clients.
During the COVID‑19 pandemic and in the years that followed, we assisted eligible clients in claiming ERTCs through adjustments to federal payroll tax filings. As a PEO, ERTC claims submitted on behalf of our clients were generally included on payroll tax returns filed in our name. The eligibility of many ERTC claims depends upon client‑specific information and certifications regarding matters that are outside of our direct control, including eligibility determinations, business operations, governmental orders and revenue reductions.
The IRS has increased its scrutiny of ERTC claims and is conducting examinations of certain claims. If the IRS determines that claims filed on behalf of our clients were not valid, were inadequately supported, were improperly calculated or were otherwise ineligible, the IRS may deny the credits and seek repayment of refunds previously paid or assert penalties and interest. In some circumstances, the IRS could seek recovery from us as the filer of the relevant payroll tax returns.
Although our agreements with our clients generally provide us with contractual rights to seek reimbursement from clients where we incur liabilities attributable to their claims, those contractual protections may not fully protect us from loss. Clients may dispute their obligations, challenge our ability to recover amounts paid, become insolvent or otherwise fail to satisfy reimbursement obligations. As a result, we may be unable to recover all amounts for which we become liable.
Any material disallowance of ERTC claims, requirement to repay credits, inability to recover amounts from clients, increase in reserves or allowances, litigation relating to ERTC claims, adverse regulatory developments or reputational harm associated with ERTC examinations could adversely affect our business, financial condition, results of operations and cash flows.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
April 1 - April 30, 2026	211,902	$37.52	211,674	$339
May 1 - May 31, 2026	180,650	$41.47	117,798	$334
June 1 - June 30, 2026	111,154	$47.25	111,115	$329
Total	503,706		440,587
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $3,051 million as of June 30, 2026. The total remaining authorization for future stock repurchases under our stock repurchase program was $329 million as of June 30, 2026. The program does not have an expiration date.

TRINET	45	2026 Q2 FORM 10-Q

OTHER INFORMATION	Table of Contents
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $18 million of our outstanding stock during the three months ended June 30, 2026.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
Not applicable.

TRINET	46	2026 Q2 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.3	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
4.4	Second Supplemental Indenture, dated March 5, 2025, to Indenture dated February 26, 2021, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.4	4/25/2025
4.5	First Supplemental Indenture, dated March 5, 2025, to Indenture dated August 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.5	4/25/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	47	2026 Q2 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: July 30, 2026	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: July 30, 2026	By:	/s/ Mala Murthy
Mala Murthy
Chief Financial Officer

TRINET	48	2026 Q2 FORM 10-Q