Form 10-Q
period 2026-09-30
TRINET GROUP, INC.
filed 2026-10-29
CIK 937098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock outstanding as of October 22, 2026 was 45,810,140.

TABLE OF CONTENTS

TRINET GROUP, INC.
Form 10-Q - Quarterly Report
For the Quarterly Period Ended September 30, 2026

TRINET	2	2026 Q3 FORM 10-Q

GLOSSARY	Table of Contents

Glossary of Acronyms and Abbreviations
Acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. Unaudited Condensed Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2021 Credit Agreement	Our credit agreement dated February 26, 2021, as amended, supplemented or modified from time to time, most recently on August 16, 2023
2029 Notes	Our $500 million senior unsecured notes maturing in March 2029
2031 Notes	Our $400 million senior unsecured notes maturing in August 2031
AFS	Available-for-sale
AI	Artificial intelligence
ASO	Administrative Services Offering
ASO User	An employee of a client that is using our ASO services
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COBRA	Consolidated Omnibus Budget Reconciliation Act
colleague	TriNet's internal employees (as distinguished from WSEs)
COPS	Cost of providing services
D&A	Depreciation and amortization expenses
EBITDA	Earnings before interest expense, taxes, depreciation and amortization of intangible assets
EPLI	Employment Practices Liability Insurance
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
ERTC	Employee Retention Tax Credit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles in the United States
HCM	Human capital management
HR	Human resources
HRIS	Human resources information system
ICR	Insurance cost ratio
IE	Interest expense, bank fees and other
ISR	Insurance service revenues
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MIS	Management Information System
OE	Operating expenses (includes G&A, S&M, SD&P and D&A)
PEO	Professional Employer Organization
PEO Platform Users	Individuals authorized by our clients to access and use the PEO platform
PFC	Payroll funds collected for payroll and related taxes, insurance premiums and claim payments
PSR	Professional service revenues
Reg FD	Regulation Fair Disclosure
ROU	Right-of-use
RSU	Restricted Stock Unit
S&M	Sales and marketing
S&P	Standard & Poor's
SaaS	Software as a service
SBC	Stock-based compensation
SD&P	Systems development and programming

TRINET	3	2026 Q3 FORM 10-Q

GLOSSARY	Table of Contents

SEC	U.S. Securities and Exchange Commission
Senior Notes	The 2029 Notes and the 2031 Notes
SMB	Small and medium-size business
TriNet Trust	A legal trust that holds ASO client funds for remittance to ASO Users, tax authorities and certain other recipients
U.S.	United States of America
VIE	Variable interest entity
WSE	A worksite employee who is co-employed by, or otherwise receiving services from a TriNet PEO

TRINET	4	2026 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
Cautionary Note Regarding Forward-Looking Statements
For purposes of this Quarterly Report on Form 10-Q (Form 10-Q), the terms “TriNet,” “the Company,” “we,” “us” and “our” refer to TriNet Group, Inc., and its subsidiaries. This Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the use of words such as, but not limited to, "ability," “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” "foreseeable" "focus," "future," "impact," “intend,” “may,” "opportunity," “plan,” “potential,” “predict,” “seek,” “strategy,” “target,” "trend," "value," “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Examples of forward-looking statements include, among others, TriNet’s expectations regarding: our plans and ability to grow and retain our client base and our WSE base; our expectations regarding anticipated revenues for future periods; our expectations regarding medical utilization rates by our WSEs and the impact of inflation on our insurance costs; the impact of planned improvements to and the launch of our AI tool within our technology platform and whether such improvements and product launch will meet the needs of our current clients and attract new ones; our ability to improve operating efficiencies and manage costs; our strategic realignment and related restructuring initiatives; the impact of our client service initiatives and whether they enhance client experience and satisfaction; acquisition or other opportunities to expand our product offering and provide further scale; our continued ability to provide access to a broad range of benefit programs on a cost-effective basis; our expectations regarding the volume, makeup, and severity of insurance claims and insurance claim trends; the effectiveness of our risk strategies for, and management of, workers' compensation, health benefit insurance costs and deductibles; the metrics that may be indicators of future financial performance; the impact that our benefit offerings have for SMBs seeking to attract and retain employees; the principal competitive drivers in our market; our plans to grow net new clients and manage client attrition; our continued capital investments in our software and hardware; our investment strategy and its impact on our ability to generate future interest income, net income, and Adjusted EBITDA; seasonal trends and their impact on our business; fluctuations in the period-to-period timing of when we incur certain operating expenses; the impact of increases and decreases in interest rates on our investments and borrowings; the estimates and assumptions we use to prepare our financial statements; our belief we can meet our present and reasonably foreseeable cash needs and future commitments through existing liquid assets and continuing cash flows from corporate operating activities; the source of funding for our stock repurchase program and other expectations, outlooks and forecasts on our future business, operational and financial performance.
Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements are discussed above and throughout our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 (our 2025 Form 10-K), including those appearing under the heading “Risk Factors” in Item 1A, and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Form 10-K, those appearing under the heading "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with SEC on July 30, 2026 (our Q2 Form 10-Q), those appearing under the heading “Risk Factors” in Part II, Item 1A and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and those appearing in the other periodic filings we make with the SEC, and including risk factors associated with: our ability to manage unexpected changes in workers’ compensation and health insurance claims and costs by WSEs; our ability to mitigate the unique business risks we face as a co-employer; the effects of volatility in the financial and economic environment on the businesses that make up our client base; our inability to realize or sustain the expected benefits from our business realignment initiatives; loss of clients for reasons beyond our control and the short-term contracts we typically use with our clients; the impact of regional or industry-specific economic and health factors on our operations; the impact of failures or limitations in the business systems and centers we rely upon; the impact of Employee Retention Tax credit Claims filed by our clients; changes in our insurance coverage or our relationships with key insurance carriers; our ability to improve our services and technology to satisfy client and regulatory expectations; our ability to effectively integrate businesses we have acquired or may acquire in the future; our ability to effectively manage and improve our operational effectiveness and resiliency; our ability to attract and retain qualified personnel; the effects of increased competition and our ability to compete effectively; the impact on our business of cyber-attacks, breaches, disclosures and other data-related incidents; our ability to comply with evolving data privacy, AI and security laws; our ability to manage changes in, uncertainty regarding, or adverse application of the complex laws and regulations that govern our business; changing laws and regulations governing health insurance and employee benefits; our ability to keep pace with changes in technology or provide timely enhancements to our solutions and support; risks associated with our international operations; our ability to operate

TRINET	5	2026 Q3 FORM 10-Q

FORWARD LOOKING STATEMENTS AND OTHER FINANCIAL INFORMATION	Table of Contents
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

TRINET	6	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Operational Highlights
Our consolidated results for the nine months ended September 30, 2026 reflect our continuing efforts to enhance our client experience, improve our sales performance, and manage client attrition, through product development and investments in our platform, as well as operational and process improvements.
So far in 2026, we:
•continued to execute on our medium-term strategy, including substantially completing our efforts to reset the rates of our health benefits services,
•continued to invest in our sales resources, including expanding our partnership with brokers
•launched our new AI tool, TriNet Assistant, enabling customers to ask and receive answers to HR questions, with corresponding privacy and security safeguards and controls, by directly accessing TriNet’s HR knowledge library,
•through initiatives with key partners, launched tools to assist our clients with IT automation, global workforce management and retirement plan connectivity to TriNet’s platform,
•completed the purchase of Cocoon, a leading provider of leave management technology that we have integrated into TriNet’s platform,
•made enhancements to our ASO services, including new tools to enable benefits administration and automated support for common employee requests,
•continued to demonstrate disciplined expense management while making investments into our growth and efficiency efforts,
•repurchased approximately 2 million shares of our common stock through our existing stock repurchase program, and
•paid common stock dividends of $0.275 per share in January and $0.29 per share in April, July and October.

TRINET	7	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Performance Highlights
Our results for the quarter ended September 30, 2026 and nine months ended September 30, 2026 when compared to the same periods of 2025, are noted below:
Q3 2026

$1.2B		$39M		89%
Total revenues		Income before tax		Insurance cost ratio
(5)%	decrease	(22)%	decrease	(1)%	decrease

$31M		$0.65		$44M
Net income		Diluted EPS		Adjusted Net income *
(9)%	decrease	(8)%	decrease	(20)%	decrease

296,372		295,494
Average WSEs		Total WSEs
(12)%	decrease	(11)%	decrease

* Non-GAAP measure. See definitions and reconciliations to the nearest GAAP measure below under the heading "Non-GAAP Financial Measures".
Our total revenue decreased in the third quarter of 2026 and on a year-to-date basis, compared to the same periods in 2025, primarily driven by lower co-employed Average WSEs partially offset by higher rates charged for our services.
During the third quarter of 2026, our Average WSEs decreased by 12% and Total WSEs decreased by 11% compared to the same period in 2025, primarily due to WSE decreases in our Technology and Professional Services verticals, which were partially attributable to repricing of our health benefits services.
Our results are highly influenced by health care cost and utilization trends. Our ICR in the third quarter of 2026 decreased compared to the same period in 2025 driven by our insurance cost rates increasing more slowly than our insurance services revenue rate increases due to our repricing efforts. On a year-to-date basis, our lower ICR was also driven by lower than expected claims development and one time recovery of costs of $21 million from prior years that occurred in the second quarter of 2026.
Lower revenues, partially offset by lower insurance costs, resulted in decreases of net income and Adjusted Net Income of 9% and 20%, respectively, in the third quarter of 2026, as compared to the same period in 2025. On a year-to-date basis, lower insurance costs, partially offset by lower revenue, resulted in increases in net income and Adjusted Net income of 11% and 11%, respectively.
YTD 2026

$3.6B		$236M		86%
Total revenues		Income before tax		Insurance cost ratio
(5)%	decrease	9%	increase	(4)%	decrease

$173M		$3.70		$232M
Net income		Diluted EPS		Adjusted Net income *
11%	increase	16%	increase	11%	increase

298,068		295,494
Average WSEs		Total WSEs
(12)%	decrease	(11)%	decrease

Non-GAAP measure. See definitions below under the heading "Non-GAAP Financial Measures".

TRINET	8	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Results of Operations
The following table summarizes our results of operations for the third quarter and nine months ended September 30, 2026, when compared to the same periods of 2025. For details of the critical accounting judgments and estimates that could affect our Results of Operations, see the Critical Accounting Judgments and Estimates section within the MD&A in Item 7 of our 2025 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except operating metrics data)	2026	2025	% Change	2026	2025	% Change
Income Statement Data:
Professional service revenues	$157	$169	(7)%	$505	$550	(8)%
Insurance service revenues	1,005	1,046	(4)	3,035	3,159	(4)
Interest income	13	17	(24)	39	53	(26)
Total revenues	1,175	1,232	(5)	3,579	3,762	(5)
Insurance costs	894	943	(5)	2,617	2,832	(8)
Operating expenses	230	226	2	687	672	2
Interest expense, bank fees and other	12	13	(8)	39	42	(7)
Total costs and operating expenses	1,136	1,182	(4)	3,343	3,546	(6)
Income before tax	39	50	(22)	236	216	9
Income taxes	8	16	(50)	63	60	5
Net income	$31	$34	(9)%	$173	$156	11%

Cash Flow Data:
Net cash provided by operating activities				317	242	31%
Net cash used in investing activities				(169)	(27)	526
Net cash used in financing activities				(668)	(560)	19

Non-GAAP measures (1):
Adjusted EBITDA	89	100	(11)%	403	368	10%
Adjusted Net income	44	55	(20)	232	209	11%

Operating Metrics:
Insurance Cost Ratio	89%	90%	(1)%	86%	90%	(4)%
Average WSEs	296,372	335,235	(12)	298,068	337,330	(12)
Total WSEs	295,494	331,973	(11)	295,494	331,973	(11)
(1)    Refer to Non-GAAP measures definitions and reconciliations to the nearest GAAP measures under the heading "Non-GAAP Financial Measures".
The following table summarizes our balance sheet data as of September 30, 2026 compared to December 31, 2025.

(in millions)	September 30, 2026	December 31, 2025	% Change
Balance Sheet Data:
Cash and cash equivalents	$328	$287	14%
Working capital	295	231	28
Total assets	3,393	3,797	(11)
Debt	896	895	—
Total stockholders’ equity	133	54	146

TRINET	9	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
- stock based compensation expense,
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
Adjusted Net Income
• Net income, excluding the effects of:
- effective income tax rate (1),
- stock based compensation expense,
- amortization of acquired intangible assets,
  net,
- non-cash interest expense,
- restructuring costs,
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

TRINET	10	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$31	$34	$173	$156
Provision for income taxes	8	16	63	60
Stock based compensation	17	17	50	48
Interest expense, bank fees and other	12	13	39	42
Depreciation and amortization of intangible assets	17	16	53	50
Amortization of cloud computing arrangements	4	2	10	7
Restructuring costs	—	2	13	5
Transaction and integration costs	—	—	2	—
Adjusted EBITDA	$89	$100	$403	$368
Adjusted EBITDA Margin	7.6%	8.2%	11.3%	9.8%
The table below presents a reconciliation of Net income to Adjusted Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$31	$34	$173	$156
Effective income tax rate adjustment	(2)	4	3	6
Stock based compensation	17	17	50	48
Amortization of acquired intangible assets	3	2	8	7
Non-cash interest expense	1	1	2	2
Restructuring costs	—	2	13	5
Transaction and integration costs	—	—	2	—
Income tax impact of pre-tax adjustments	(6)	(5)	(19)	(15)
Adjusted Net Income	$44	$55	$232	$209

TRINET	11	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
	2026	2025	2026	2025	Q3 2026 vs. Q3 2025	YTD 2026 vs. YTD 2025

Average WSEs	296,372	335,235	298,068	337,330	(12)%	(12)%
Co-Employed	270,530	305,420	272,123	308,362	(11)	(12)
PEO Platform Users	25,842	29,815	25,945	28,968	(13)	(10)
Total WSEs	295,494	331,973	295,494	331,973	(11)	(11)
Co-Employed	269,342	302,292	269,342	302,292	(11)	(11)
PEO Platform Users	26,152	29,681	26,152	29,681	(12)	(12)
Average WSEs decreased 12% when comparing the third quarter of 2026 to the same period in 2025, driven by client attrition outpacing new client additions which was partially offset by modest additional hiring of WSEs by our clients over the past twelve months. These declines were primarily in our Technology and Professional Services verticals. Client attrition has been higher than our historical rates in the past twelve months primarily due to the repricing increases of our health benefits services driven by increasing health care costs.
Total WSEs can be used to estimate our beginning WSEs for the next period and, as a result, can be used as an indicator of our potential future revenue growth, business growth, and client retention. Total WSEs decreased 11% when compared to the same period in 2025, primarily due to declines in our Technology and Professional Services verticals for the reasons noted above.
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

TRINET	12	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The following charts provide a view of our Average WSEs and Total WSEs by quarter from the third quarter of 2025 to the third quarter of 2026.
While Average WSEs and Total WSEs have declined year over year, both metrics were approximately flat sequentially during the third quarter of 2026 as client attrition outpaced new client additions. Hiring of WSEs by our clients was slightly negative during the third quarter of 2026.
ASO Users
ASO Users grew from approximately 39,700 users as of December 31, 2025 to approximately 40,900 users as of September 30, 2026. This increase is primarily related to the addition of new clients as we continue to migrate from our former HRIS product to our ASO product.

TRINET	13	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
The table below presents the calculation of our ICR:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Insurance costs	$894	$943	$2,617	$2,832
Insurance service revenues	1,005	1,046	3,035	3,159
Insurance Cost Ratio	89%	90%	86%	90%
ICR decreased for the third quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by our insurance cost rates increasing more slowly than the corresponding rates increases in our insurance services revenue due to our repricing efforts. Our lower ICR is also due to lower than expected claims development and, with respect to the nine months ended September 30, 2026, a one-time recovery of costs of $21 million from prior years, which occurred in the second quarter of 2026. The overall decrease in insurance costs and insurance services revenue was primarily due to lower co-employed Average WSEs.

TRINET	14	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Monthly revenues per co-employed Average WSE is a measure we use to monitor our PEO pricing strategies. This measure increased by 8% during the third quarter of 2026 compared to the same period in 2025 and increased by 8% during the nine months ended September 30, 2026 when compared to same period in 2025.
We also use the following measures to further analyze changes in total revenue:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the combined weighted average percentage changes in service fees for each vertical service and changes in service fees associated with each insurance service offering,
•Mix - the change in composition of co-employed Average WSEs within our verticals combined with the composition of our enrolled co-employed WSEs within our insurance service offerings and the composition of products and services our clients receive, such as PEO Platform Users and revenue from historical clients of our new Cocoon product,
•ASO services, and
•Interest income.

PSR

ISR - % represents proportion of insurance service revenues to total revenues

Interest income

*Total revenues generated from PEO services only, excluding interest income

TRINET	15	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Total revenue decreased for the third quarter of 2026 and nine months ended September 30, 2026 as lower co-employed Average WSEs was partially offset by rate increases for both professional services and insurance services revenues.
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
During 2025, we began migrating our clients from our predecessor HRIS services to our ASO services. PSR from PEO services customers and ASO services clients was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
PEO Services	$151	$160	$486	$522
ASO Services	6	9	19	28
Total	$157	$169	$505	$550

TRINET	16	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We also analyze changes in PSR with the following measures:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees for each vertical,
•Mix - the change in composition of co-employed Average WSEs across our verticals and the composition of products and services our clients receive, including PEO Platform Users and revenue from historical clients of our new Cocoon product, and
•ASO services.
PSR for the third quarter and nine months ended September 30, 2026 decreased compared to prior periods, primarily driven by lower co-employed Average WSEs and lower ASO revenue, partially offset by rate increases. PSR from ASO services has decreased as we continue to wind down our former HRIS services product and migrate clients to our ASO services.
Insurance Service Revenues
ISR consists of insurance services-related billings and administrative fees collected from PEO clients and withheld from WSE payroll for health benefits and workers' compensation insurance provided by third-party insurance carriers.
We use the following measures to analyze changes in ISR:
•Volume - the percentage change in period over period co-employed Average WSEs,
•Rate - the weighted average percentage change in fees associated with each of our insurance service offerings, and
•Mix - all other changes including the composition of our enrolled co-employed WSEs within our insurance service offerings (health plan enrollment).

TRINET	17	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ISR decreased for the third quarter and nine months ended September 30, 2026 primarily due to lower health plan enrollment driven by lower co-employed Average WSEs. This decrease was partially offset by higher rates.
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
Interest income for the third quarter and nine months ended September 30, 2026 was lower than the prior periods, primarily driven by lower interest received related to payroll tax refunds as well as lower average cash balances in 2026.

TRINET	18	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Insurance costs for the third quarter and nine months ended September 30, 2026 decreased, primarily due to lower co-employed Average WSEs, lower than expected claims development from the prior year and, with respect to the nine months ended September 30, 2026, a one-time recovery of costs of $21 million from prior years during the second quarter of 2026. This decrease was partially offset by higher rates paid for professional services, increased outpatient utilization, and continued growth in the use of high-cost drugs, particularly for specialty medications and non-specialty drugs for diabetes and obesity.

TRINET	19	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
Expenses
Expenses include COPS, S&M, G&A, SD&P, D&A, collectively referred to as OE, as well as IE.
We had approximately 3,400 colleagues as of September 30, 2026 primarily across the U.S. and India, approximately the same as in September 30, 2025. Compensation costs for our colleagues include payroll, payroll taxes, SBC, bonuses, commissions and other payroll- and benefits-related costs. Compensation-related expenses represented approximately 63% and 65% of our expenses in the third quarters of 2026 and 2025 respectively, and 65% and 66% in each of the nine months ended September 30, 2026 and 2025.
During the third quarter of 2026, expenses increased 1% when compared to the same period in 2025, largely driven by higher systems expenses. During the nine months ended September 30, 2026, expenses increased 2% when compared to the same period in 2025. The increase is largely driven by higher expenses related to severance charges incurred in the first quarter of 2026 as part of our efforts to rebalance our workforce in line with our medium-term strategy. The ratio of expenses to total revenues was 21% for the third quarter and 20% for the nine months ended September 30, 2026 and 19% for the same respective periods in 2025.

% represents portion of compensation related expense included in operating expenses
Compensation related expense

We analyze and present our expenses based upon the functional categories of COPS, S&M, G&A, SD&P, D&A and IE. The charts below provide a view of the expenses of the business functions. Dollars are presented in millions and percentages represent year-over-year change.

TRINET	20	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

(in millions)
$239	Q3 2025 Expenses
-5	COPS decreased primarily due to lower compensation expenses.
+4	S&M increased primarily due to higher compensation expenses as we continue to invest in our sales capacity.
+2	G&A increased primarily due to higher systems expenses partially offset by lower compensation expenses.
+2	SD&P increased primarily due to higher compensation expenses as we continue to invest in our platform.
+1	D&A increased primarily to fixed asset and software additions as well as amortization of intangible assets from the recent Cocoon acquisition
-1	IE is consistent with prior period.
$242	Q3 2026 Expenses

(in millions)
$714	YTD 2025 Expenses
-12	COPS decreased primarily due to lower compensation expenses.
+4	S&M increased primarily due to higher compensation expenses as we continue to invest in our sales capacity.
+19	G&A increased primarily due to higher severance expense related to our restructuring efforts and higher systems expenses.
+1	SD&P is consistent with prior period.
+3	D&A increased primarily to fixed asset and software additions as well as amortization of intangible assets from the recent Cocoon acquisition.
-3	IE decreased due to lower outstanding debt balances during 2026 as a result of the 2025 paydown of the balance of our 2021 Credit Agreement.
$726	YTD 2026 Expenses

TRINET	21	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
The primary spend type drivers to the changes in our expenses are presented below:
Income Taxes
Our ETR was 19% and 32% for the third quarters of 2026 and 2025, and 27% and 28% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rate in both periods was primarily driven by increases in income tax credits realized and decreases in nondeductible expenses. These favorable impacts were partially offset by lower tax benefits related to stock-based compensation in 2026 and unfavorable state tax adjustments.

TRINET	22	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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
Included in our balance sheets are assets and liabilities resulting from transactions directly or indirectly associated with WSEs, including payroll and related taxes and withholdings, our sponsored workers' compensation and health insurance programs, and other benefit programs. Although we are not subject to regulatory restrictions that require us to do so, we distinguish our corporate assets and liabilities separately from those current assets and liabilities held by us to satisfy our co-employer obligations associated with our WSEs.
TriNet Trust, which is consolidated into our financial statements, holds funds provided by ASO clients for the remittance to ASO Users, tax authorities and other recipients. TriNet Trust also holds ownership and responsibility of certain bank accounts that hold ASO client funds. The associated cash is reflected on our condensed consolidated balance sheets as restricted cash and the associated liabilities are classified as accrued wages, payroll tax liabilities and other payroll withholdings, and accounts payable and other current liabilities. As of September 30, 2026, the balance of restricted cash in TriNet Trust was $40 million. We include the assets and liabilities related to the TriNet Trust in the "WSE & TriNet Trust" category because the underlying cash flows of TriNet Trust are related to the same type of payroll and payroll related liabilities as our WSE cash flows. We continue to use this trust structure as we complete the transition of our HRIS services to ASO services.

	September 30, 2026			December 31, 2025
(in millions)	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Current assets:
Cash and cash equivalents	$327	$1	$328	$286	$1	$287
Investments	50	—	50	—	—	—
Restricted cash, cash equivalents and investments	21	1,143	1,164	22	1,672	1,694
Other current assets	79	810	889	105	782	887
Total current assets	$477	$1,954	$2,431	$413	$2,455	$2,868

Total current liabilities	$182	$1,954	$2,136	$182	$2,455	$2,637

Working capital	$295	$—	$295	$231	$—	$231
As of September 30, 2026, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

TRINET	23	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

Working capital for corporate purposes
Corporate working capital as of September 30, 2026 increased $64 million from December 31, 2025, primarily due to the increases in our corporate investments and cash and cash equivalents. This increase was driven by earnings during the nine months ended September 30, 2026 partially offset by share repurchases, dividends paid and our recent purchase of Cocoon.
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
Cash Flows
The following table presents our cash flow activities for the stated periods:

	Nine Months Ended September 30,
(in millions)	2026			2025
	Corporate	WSE & TriNet Trust	Total	Corporate	WSE & TriNet Trust	Total
Net cash provided by (used in):
Operating activities	$317	$—	$317	$242	$—	$242
Investing activities	(169)	—	(169)	(27)	—	(27)
Financing activities	(139)	(529)	(668)	(257)	(303)	(560)
Net change in cash and cash equivalents, unrestricted and restricted	$9	$(529)	$(520)	$(42)	$(303)	$(345)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	$345	$1,557	$1,902	$415	$1,276	$1,691
End of period	$354	$1,028	$1,382	$373	$973	$1,346

Net increase (decrease) in cash and cash equivalents:
Unrestricted	$41	$—	$41	$(41)	$2	$(39)
Restricted	$(32)	$(529)	$(561)	$(1)	$(305)	$(306)
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

TRINET	24	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents

	Nine Months Ended September 30,
(in millions)	2026	2025
Investments:
Purchases of marketable securities	$(151)	$(59)
Proceeds from sale and maturity of marketable securities	78	82
Cash (used) provided by investments	$(73)	$23
Acquisitions of property and equipment and software	(74)	(51)
Cash used in capital expenditures	$(74)	$(51)
Proceeds from sale of business	—	$1
Acquisition of subsidiary, net of cash acquired	(22)	—
Cash used in investing activities	$(169)	$(27)
Investments
We invest a portion of available cash in investment-grade securities with effective maturities less than five years that are classified on our condensed consolidated balance sheets as investments. We consider industry and issuer concentrations in our investment policy.
We also invest funds held as collateral to satisfy our long-term obligation towards workers' compensation liabilities. These investments are classified on our balance sheets as restricted cash, cash equivalents and investments. We review the amount and the anticipated holding period of these investments regularly in conjunction with our estimated long-term workers' compensation liabilities and anticipated claims payment trend. At September 30, 2026, our investments had a weighted average duration of two-year and an average S&P credit rating of AA+.
As of September 30, 2026, we held approximately $1.7 billion in restricted and unrestricted cash, cash equivalents and investments, of which $328 million was unrestricted cash and cash equivalents. Refer to Note 2 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Capital Expenditures
During the nine months ended September 30, 2026 and 2025, we continued to make investments in software and hardware as we enhanced our existing service offerings and technology platform. In the second quarter of 2026 we acquired Cocoon in an all cash transaction. We also made significant investments in furniture and fixtures for our recently leased space in Atlanta during the nine months ended September 30, 2026. We expect capital investments in our software and hardware to continue in the future.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2026 and 2025 consisted of WSE and TriNet Trust related activities and our debt and equity-related activities.

	Nine Months Ended September 30,
(in millions)	2026	2025
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	$(529)	(303)
Repurchase of common stock, net of issuance	(99)	(128)
Repayment of borrowings under revolving credit facility	—	(90)
Dividends paid	(40)	(39)
Cash used in financing activities	$(668)	$(560)
The year-over-year change in net cash used in financing activities for WSE and TriNet Trust purposes was primarily driven by timing of client payments, payments of payroll and payroll taxes and insurance claim activities.
During the nine months ended September 30, 2026, we repurchased 2,069,650 shares of our common stock for approximately $94 million through our existing stock repurchase program in addition to 186,102 shares acquired to satisfy tax withholding obligations related to SBC vesting. As of September 30, 2026, approximately $311 million remained available for repurchase under all authorizations by our board of directors. We plan to use current cash and cash generated from ongoing operating activities to fund this stock repurchase program.

TRINET	25	2026 Q3 FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
We paid common stock dividends of $0.275 per share in January 2026 and $0.29 per share in April, July and October 2026.
Capital Resources
As of September 30, 2026, $500 million and $400 million aggregate principal of our 2029 Notes and 2031 Notes was outstanding, respectively. The indenture governing our 2029 Notes and 2031 Notes each includes restrictive covenants limiting our ability to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2029 Notes or 2031 Notes, as applicable; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person, subject, in each case, to certain customary exceptions.
Our 2021 Credit Agreement includes a $700 million revolver. In July 2025, we paid off the remaining outstanding balance and as of September 30, 2026, no outstanding balance remained. The 2021 Credit Agreement includes negative covenants that limit our ability to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the 2021 Credit Agreement also contains other customary affirmative and negative covenants and customary events of default. The 2021 Credit Agreement also contains a financial covenant that requires the Company to maintain certain maximum total net leverage ratios.
We were in compliance with all financial covenants under our 2021 Credit Agreement, 2029 Notes and 2031 Notes at September 30, 2026.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and judgments as discussed in our 2025 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 in Item 1 of this Form 10-Q.

TRINET	26	2026 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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
Our cash equivalents consist primarily of money market mutual funds, which are not significantly exposed to interest rate risk. Our investments are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. We attempt to limit our exposure to interest rate risk and credit risk by investing in instruments that meet the minimum credit quality, liquidity, diversification and other requirements of our investment policy. Our investments consist of liquid, investment-grade securities. The risk of interest rate changes on investment balances was not material at September 30, 2026 and December 31, 2025.
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
Our 2021 Credit Agreement includes a $700 million revolver. As of September 30, 2026, we had no outstanding borrowings under the 2021 Credit Agreement.

TRINET	27	2026 Q3 FORM 10-Q

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of such date in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
We have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

TRINET	28	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

TRINET GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share data)	2026	2025	2026	2025
Professional service revenues	$157	$169	$505	$550
Insurance service revenues	1,005	1,046	3,035	3,159
Interest income	13	17	39	53
Total revenues	1,175	1,232	3,579	3,762
Insurance costs	894	943	2,617	2,832
Cost of providing services	68	73	203	215
Sales and marketing	72	68	207	203
General and administrative	53	51	168	149
Systems development and programming	20	18	56	55
Depreciation and amortization of intangible assets	17	16	53	50
Interest expense, bank fees and other	12	13	39	42
Total costs and operating expenses	1,136	1,182	3,343	3,546
Income before tax	39	50	236	216
Income taxes	8	16	63	60
Net income	$31	$34	$173	$156
Other comprehensive income, net of income taxes	(3)	—	(6)	3
Comprehensive income	$28	$34	$167	$159

Net income per share:
Basic	$0.66	$0.70	$3.74	$3.20
Diluted	$0.65	$0.70	$3.70	$3.19
Weighted average shares:
Basic	46	48	46	49
Diluted	47	48	47	49
See accompanying notes.

TRINET	29	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(in millions, except share and per share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$328	$287
Investments	50	—
Restricted cash, cash equivalents and investments	1,164	1,694
Accounts receivable, net	7	20
Payroll funds receivable	371	264
Prepaid expenses, net	47	82
Other payroll assets	414	474
Other current assets	50	47
Total current assets	2,431	2,868
Restricted cash, cash equivalents and investments, noncurrent	116	128
Property and equipment, net	27	11
Operating lease right-of-use asset	47	36
Goodwill	465	461
Software and other intangible assets, net	176	153
Other assets	131	140
Total assets	$3,393	$3,797
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other current liabilities	$91	$86
Client deposits and other client liabilities	44	57
Accrued wages	561	555
Accrued health insurance costs, net	181	207
Accrued workers' compensation costs, net	42	42
Payroll tax liabilities and other payroll withholdings	1,198	1,671
Operating lease liabilities	11	10
Insurance premiums and other payables	8	9
Total current liabilities	2,136	2,637
Long-term debt, noncurrent	896	895
Accrued workers' compensation costs, noncurrent, net	103	106
Deferred taxes	51	55
Operating lease liabilities, noncurrent	56	37
Other non-current liabilities	18	13
Total liabilities	3,260	3,743
Commitments and contingencies (see Note 5)
Stockholders' equity:
Preferred stock	—	—
($0.000025 par value per share; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and December 31, 2025)
Common stock and additional paid-in capital	1,191	1,135
($0.000025 par value per share; 750,000,000 shares authorized; 45,816,897 and 47,377,950 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)
Accumulated deficit	(1,052)	(1,081)
Accumulated other comprehensive loss	(6)	—
Total stockholders' equity	133	54
Total liabilities & stockholders' equity	$3,393	$3,797
See accompanying notes.

TRINET	30	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total Stockholders' Equity, beginning balance	$125	$107	$54	$69
Common Stock and Additional Paid-In Capital
Beginning balance	1,174	1,095	1,135	1,056
Issuance of common stock for employee stock purchase plan	—	—	5	6
Stock based compensation expense	17	17	51	50
Ending balance	1,191	1,112	1,191	1,112

Accumulated Deficit
Beginning balance	(1,046)	(988)	(1,081)	(984)
Net income	31	34	173	156
Common stock dividends	(14)	(13)	(40)	(40)
Repurchase of common stock	(19)	(31)	(94)	(122)
Awards effectively repurchased for required employee withholding taxes	(4)	(4)	(10)	(12)
Ending balance	(1,052)	(1,002)	(1,052)	(1,002)

Accumulated Other Comprehensive Income
Beginning balance	(3)	—	—	(3)
Other comprehensive income	(3)	—	(6)	3
Ending balance	(6)	—	(6)	—
Total Stockholders' Equity, ending balance	$133	$110	$133	$110

See accompanying notes.

TRINET	31	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
TRINET GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating activities
Net income	$173	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	53	50
Amortization of deferred costs	39	36
Amortization of ROU asset, lease modification, impairment, and abandonment	6	5
Deferred income taxes	(2)	(3)
Stock based compensation	50	48
Other	9	4
Changes in operating assets and liabilities:
Accounts receivable, net	1	1
Prepaid expenses, net	26	14
Other assets	(34)	(30)
Accounts payable and other liabilities	9	—
Client deposits and other client liabilities	(2)	(1)
Accrued wages	(8)	(15)
Accrued workers' compensation costs, net	(3)	—
Payroll taxes liabilities and other payroll withholdings	(1)	(12)
Operating lease liabilities	1	(11)
Net cash provided by operating activities	317	242
Investing activities
Purchases of marketable securities	(151)	(59)
Proceeds from sale and maturity of marketable securities	78	82
Acquisitions of property and equipment and software	(74)	(51)
Proceeds from sale of business	—	1
Acquisition of subsidiary, net of cash acquired	(22)	—
Net cash used in investing activities	(169)	(27)
Financing activities
Change in WSE and TriNet Trust related assets and liabilities, net	(529)	(303)
Repurchase of common stock	(94)	(122)
Proceeds from issuance of common stock	5	6
Awards effectively repurchased for required employee withholding taxes	(10)	(12)
Repayment of revolving credit agreement borrowings	—	(90)
Dividends paid	(40)	(39)
Net cash used in financing activities	(668)	(560)
Net change in cash and cash equivalents, unrestricted and restricted	(520)	(345)
Cash and cash equivalents, unrestricted and restricted:
Beginning of period	1,902	1,691
End of period	$1,382	$1,346

Supplemental disclosures of cash flow information
Interest paid	$48	$51
Income taxes paid, net	$17	$27
Supplemental schedule of noncash investing and financing activities
Cash dividend declared, but not yet paid	$13	$13
Payable for purchase of property and equipment	$3	$3
Receivable from sale of business	$—	$6
See accompanying notes.

TRINET	32	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
Basis of Presentation and Basis of Consolidation
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of the Company and an entity consolidated under the variable interest model. Intercompany balances and transactions have been eliminated. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results anticipated for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2025. Certain prior year amounts have been reclassified to conform to current period presentation.
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

TRINET	33	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash, cash equivalents and investments	40	79
Other current assets	1	—
Total current assets	42	80
Total assets	$42	$80
LIABILITIES
Current liabilities:
Accounts payable and other current liabilities	$2	$1
Accrued wages	14	33
Payroll tax liabilities and other payroll withholdings	26	46
Total current liabilities	42	80
Total liabilities	$42	$80
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
Accrued Health Insurance Costs
We sponsor and administer a number of employee benefit plans for our PEO WSEs, including group health, dental, and vision as an employer plan sponsor under section 3(5) of the ERISA. In the nine months ended September 30, 2026, the majority of our group health insurance costs were related to risk-based plans. Our remaining group health insurance costs were for guaranteed-cost policies.
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
In certain carrier contracts we are required to prepay our obligations for the expected claims activity for subsequent periods. These prepaid balances by agreement permit net settlement of obligations and offset the accrued health insurance costs. As of September 30, 2026 and December 31, 2025, prepayments and miscellaneous receivables offsetting accrued health insurance costs were $115 million and $62 million, respectively. When the prepaid amount is in excess of our recorded liability, the net asset position is included in prepaid expenses. As of September 30, 2026 and December 31, 2025, accrued health insurance costs offsetting prepaid expenses were $26 million and $87 million, respectively.
During the second quarter of 2026, we recognized a recovery of $21 million of previously expensed Health Care costs. The recovery was recorded as a reduction to Insurance costs in the condensed consolidated statements of income and comprehensive income.

TRINET	34	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Other Payroll Assets and Payroll Tax Liabilities and Other Payroll Withholdings
Included in other payroll assets are expected payroll tax refunds for which we have filed payroll tax returns claiming the refund with the IRS. Included in these receivables are ERTC and other credits that we have filed returns for on behalf of our clients. When we file a claim for a refund that will be passed on to our clients, we recognize a corresponding liability that is recognized in payroll tax liabilities and other payroll withholdings. We also have receivables from the IRS for ERTC claims where we have distributed portions of the receivables to our clients. As of September 30, 2026 and December 31, 2025, total ERTC receivables are $310 million and $384 million, respectively. Of this amount, a net amount of $21 million and $19 million have been distributed to our clients as of September 30, 2026 and December 31, 2025, respectively. Additionally, the IRS is currently conducting examinations of certain of these ERTC claims. If the IRS ultimately determines that claims filed on behalf of our clients are ineligible for the credit, we have the right to seek reimbursement from the clients for any previously distributed amount.
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

TRINET	35	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Our total cash, cash equivalents and investments are summarized below:

	September 30, 2026			December 31, 2025
(in millions)	Cash and cash equivalents	Available-for-sale marketable securities	Total	Cash and cash equivalents	Available-for-sale marketable securities	Total
Cash and cash equivalents	$328	$—	$328	$287	$—	$287
Investments	—	50	50	—	—	—
Restricted cash, cash equivalents and investments:
Payroll funds collected	941	—	941	1,424	—	1,424
Collateral for health benefits claims	38	101	139	37	108	145
Collateral for workers' compensation claims	35	9	44	45	—	45
Trust for our ASO Users	40	—	40	79	—	79
Other security deposits	—	—	—	1	—	1
Total restricted cash, cash equivalents and investments	1,054	110	1,164	1,586	108	1,694
Restricted cash, cash equivalents and investments, noncurrent
Collateral for workers' compensation claims	—	116	116	29	99	128
Total	$1,382	$276	$1,658	$1,902	$207	$2,109
NOTE 3. INVESTMENTS
The following tables summarize our financial instruments by significant categories and fair value measurement on a recurring basis as of September 30, 2026 and December 31, 2025 and the amortized cost, gross unrealized gains, gross unrealized losses and fair value of our AFS investments:

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash, Cash Equivalents and Investments
September 30, 2026
Cash equivalents:
Money market mutual funds	Level 1	$154	$—	$—	$154	$120	$—	$34
U.S. treasuries	Level 2	63	—	—	63	50	—	13
Certificate of deposit	Level 2	2	—	—	2	—	—	2
Total cash equivalents		219	—	—	219	170	—	49
AFS Investments:
Corporate bonds	Level 2	35	—	(1)	34	—	—	34
Agency securities	Level 2	8	—	—	8	—	—	8
U.S. treasuries	Level 2	233	—	(4)	229	—	50	179
Certificate of deposit	Level 2	5	—	—	5	—	—	5
Total AFS Investments		$281	$—	$(5)	$276	$—	$50	$226

TRINET	36	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

(in millions)	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash, Cash Equivalents and Investments
December 31, 2025
Cash equivalents:
Money market mutual funds	Level 1	$483	$—	$—	$483	$96	$387
U.S. treasuries	Level 2	2	—	—	2	—	2
Total cash equivalents		485	—	—	485	96	389
AFS Investments:
Corporate bonds	Level 2	34	—	—	34	—	34
Agency securities	Level 2	11	—	—	11	—	11
U.S. treasuries	Level 2	160	2	—	162	—	162
Total AFS Investments		$205	$2	$—	$207	$—	$207

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
We did not have any Level 3 financial instruments recognized in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. There were no transfers between levels as of September 30, 2026 and December 31, 2025.
Sales and Maturities
The fair value of debt investments by contractual maturity are shown below:

(in millions)	September 30, 2026
One year or less	$99
Over one year through five years	173
Over five years through ten years	4
Total fair value	$276
The gross proceeds from sales and maturities of AFS securities for the three and nine months ended September 30, 2026 and 2025 are presented below. We had immaterial gross realized gains and gross realized losses from sales of investments for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross proceeds from sales	$11	$14	$64	$76
Gross proceeds from maturities	5	2	14	6
Fair Value of Long-Term Debt

TRINET	37	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
As of September 30, 2026, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $467 million and $397 million, respectively. As of December 31, 2025, our 2029 Notes and 2031 Notes were carried at their cost, net of issuance costs, and had a fair value of $473 million and $414 million, respectively. The fair value of our 2029 Notes and 2031 Notes was obtained from a third-party pricing service and is based on observable market inputs. As such, the fair value of the Senior Notes is considered Level 2 in the hierarchy for fair value measurement.
NOTE 4. ACCRUED WORKERS' COMPENSATION COSTS
The following table summarizes the accrued workers’ compensation cost activity for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total accrued costs, beginning of period	$149	$158	$151	$158
Incurred
Current year	8	9	36	40
Prior years	3	2	(5)	(6)
Total incurred	11	11	31	34
Paid
Current year	(3)	(3)	(5)	(5)
Prior years	(9)	(7)	(29)	(28)
Total paid	(12)	(10)	(34)	(33)
Total accrued costs, end of period	$148	$159	$148	$159
The following summarizes workers' compensation liabilities on the condensed consolidated balance sheets:

(in millions)	September 30, 2026	December 31, 2025
Total accrued costs, end of period	$148	$151
Collateral paid to carriers and offset against accrued costs	(3)	(3)
Total accrued costs, net of carrier collateral offset	$145	$148
Payable in less than 1 year (net of collateral paid to carriers of $1 at September 30, 2026 and December 31, 2025)	42	42
Payable in more than 1 year (net of collateral paid to carriers of $2 at September 30, 2026 and December 31, 2025)	103	106
Total accrued costs, net of carrier collateral offset	$145	$148
Incurred losses related to prior years represent changes in estimates for ultimate losses on workers' compensation claims. For the three and nine months ended September 30, 2026, the favorable development is driven by lower than expected development on the average size of reported claims.
As of September 30, 2026 and December 31, 2025, we had $24 million and $25 million of collateral held by insurance carriers, of which $3 million and $3 million was offset against accrued workers' compensation costs as the agreements permit and are net settled of insurance obligations against collateral held.
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

TRINET	38	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The following tables summarize RSU activity for the nine months ended September 30, 2026:
Time-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	1,127,651	$86.55
Granted	1,399,642	38.53
Vested	(536,220)	73.01
Forfeited	(168,239)	72.61
Nonvested at September 30, 2026	1,822,834	$54.95
Performance-based RSUs

	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	178,856	$80.78
Granted (1)	370,704	41.81
Vested	(18,672)	83.18
Forfeited	(14,541)	76.69
Nonvested at September 30, 2026	516,347	$52.83
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

TRINET	39	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2025	262,245	$76.69	9.22	$—
Forfeited	(39,495)	76.69	—	—
Balance at September 30, 2026	222,750	$76.69	8.48	$—

Additional Disclosures for Stock Options (in millions)	September 30, 2026
Weighted-average grant date fair value of stock options	$31.65
Stock Based Compensation
Stock based compensation expense for stock-based awards made to our employees pursuant to our equity plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of providing services	$4	$4	$11	$12
Sales and marketing	1	3	7	8
General and administrative	10	9	28	23
Systems development and programming costs	2	1	4	5
Total stock based compensation expense	$17	$17	$50	$48
Total stock based compensation capitalized	$—	$1	$1	$2
The table below summarizes unrecognized compensation expense as of September 30, 2026 associated with the following:

	Amount (in millions)	Weighted-Average Period (in Years)
Nonvested stock options	$3	1.47
Nonvested time based RSUs	93	2.85
Nonvested performance based RSUs	20	1.87
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock
The following table shows the beginning and ending balances of our issued and outstanding common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares issued and outstanding, beginning balance	45,971,977	48,588,214	47,377,950	49,527,506
Issuance of common stock from vested restricted stock units	190,969	159,271	554,892	462,975
Issuance of common stock for employee stock purchase plan		—	139,807	89,884
Repurchase of common stock	(280,550)	(481,649)	(2,069,650)	(1,711,793)
Awards effectively repurchased for required employee withholding taxes	(65,499)	(55,136)	(186,102)	(157,872)
Shares issued and outstanding, ending balance	45,816,897	48,210,700	45,816,897	48,210,700

TRINET	40	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
Stock Repurchases
As of September 30, 2026, there was $311 million remaining in the total authorization of $3,051 million of our ongoing stock repurchase program.
Dividends

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Quarterly dividend per common share declared	$0.29	$0.275
Total cash dividends paid (in millions)	$14	$13	$40	$39
NOTE 8. INCOME TAXES
Our ETR was 19% and 32% for the third quarters of 2026 and 2025, and 27% and 28% for nine months ended September 30, 2026, and 2025, respectively. The lower effective tax rate in both periods was primarily driven by increases in income tax credits realized and decreases in nondeductible expenses. These favorable impacts were partially offset by lower tax benefits related to stock-based compensation in 2026 and unfavorable state tax adjustments.

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
The following table presents the computation of our basic and diluted EPS attributable to our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$31	$34	$173	$156
Weighted average shares of common stock outstanding	46	48	46	49
Basic EPS	$0.66	$0.70	$3.74	$3.20
Net income	$31	$34	$173	$156
Weighted average shares of common stock outstanding	46	48	46	49
Dilutive effect of stock options and restricted stock units	1	—	1	—
Weighted average shares of common stock outstanding	47	48	47	49
Diluted EPS	$0.65	$0.70	$3.70	$3.19

Common stock equivalents excluded from income per diluted share because of their anti-dilutive effect	1	2	3	2

TRINET	41	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cash restructuring costs:
Severance costs	$—	$1	$12	$3
Professional fees	—	—	1	—
Total cash restructuring costs	—	1	13	3

Non-cash restructuring costs:
Intangible asset and goodwill impairments	—	1	—	2
Total non-cash restructuring costs	—	1	—	2
Total restructuring costs	$—	$2	$13	$5
Severance costs include payments to colleagues, estimated reimbursements for COBRA payments and outplacement services. The following table is a summary of changes in accrued severance and exit and disposal costs included within accounts payable and other current liabilities and accrued wages:

(in millions)	Accounts payable and other current liabilities	Accrued wages
Balance at December 31, 2025	$1	$10
(+) Additions	—	13
(-) Payments	—	(20)
Balance at September 30, 2026	$1	$3
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

TRINET	42	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
The table below provides the primary measure of profitability and detail regarding the significant expenses reviewed by our CEO. Certain prior period amounts have been reclassified to confirm to the current period presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Professional service revenues	$157	$169	$505	$550
Insurance service revenues	1,005	1,046	3,035	3,159
Interest income	13	17	39	53
Total revenues	1,175	1,232	3,579	3,762
Workers' compensation costs	18	18	54	57
Health insurance costs	876	925	2,563	2,775
Sales & marketing	64	63	188	188
Client support costs	39	43	121	133
Corporate administration	52	44	143	122
System support & development	40	41	116	126
Depreciation and amortization of intangible assets	17	16	53	50
Stock based compensation	17	17	50	48
Other (1)	1	2	16	5
Interest expense, bank fees and other	12	13	39	42
Income taxes	8	16	63	60
Net income	$31	34	$173	156
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

TRINET	43	2026 Q3 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents
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
The intangible assets acquired were as follows:

(in millions)	Amount	Estimated Useful Life
Acquired technology	$17	7 years
Total intangible assets	$17

TRINET	44	2026 Q3 FORM 10-Q

OTHER INFORMATION	Table of Contents

Legal Proceedings
For the information required in this section, refer to Note 5 in the condensed consolidated financial statements and related notes included in this Form 10-Q.
Risk Factors
There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our 2025 Form 10-K and in Part II, Item 1A of our report on Form 10-Q filed with the SEC on July 30, 2026.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Not applicable.
(b) Use of Proceeds from Sales of Unregistered Securities
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table provides information about our purchases of TriNet common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased (2)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value ($ millions) of Shares that May Yet be Purchased Under the Plans (3)
July 1 - July 31, 2026	93,548	$59.34	92,622	$323
August 1 - August 31, 2026	140,726	$68.90	76,153	$318
September 1 - September 30, 2026	111,775	$65.43	111,775	$311
Total	346,049		280,550
(1) In May 2014, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. From time to time, our board of directors authorizes increases to our stock repurchase program and approved an aggregate total of $3,051 million as of September 30, 2026. The total remaining authorization for future stock repurchases under our stock repurchase program was $311 million as of September 30, 2026. The program does not have an expiration date.
(2) Includes shares surrendered by employees to us to satisfy tax withholding obligations that arose upon vesting of restricted stock units granted pursuant to approved plans.
(3) We repurchased a total of approximately $19 million of our outstanding stock during the three months ended September 30, 2026.
We use our stock repurchase program to return value to our stockholders and to offset dilution from the issuance of stock under our equity-based incentive plans and employee purchase plan. We plan to use current cash and cash generated from ongoing operating activities to fund our stock repurchase program.
Defaults Upon Senior Securities
Not applicable.
Mine Safety Disclosures
Not applicable.
Other Information
On September 9, 2026, Paul Chamberlain, a member of the Board of Directors, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Chamberlain Plan”). The first possible trade date under the Chamberlain Plan is December 9, 2026, and the end date of the Chamberlain Plan is November 15, 2027 (subject to customary exceptions), for a duration of approximately one year. The aggregate number of shares currently expected to be sold pursuant to the Chamberlain Plan is 2,400.

TRINET	45	2026 Q3 FORM 10-Q

EXHIBITS	Table of Contents

Exhibits
Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of TriNet Group, Inc.	8-K	001-36373	3.1	5/30/2023
3.2	Amended and Restated Bylaws of TriNet Group, Inc.	8-K	001-36373	3.1	6/24/2024
4.1	Registration Rights Agreement, by and between TriNet Group, Inc. and AGI-T, L.P., dated as of February 1, 2017.	8-K	001-36373	4.1	2/2/2017
4.2	Indenture, dated February 26, 2021, among the Company, the guarantors listed therein and U.S. Bank National Association, as trustee.	8-K	001-36373	4.1	2/26/2021
4.3	Indenture, dated August 16, 2023, among the Company, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-36373	4.1	8/16/2023
4.4	First Supplemental Indenture, dated August 16, 2023, to the Indenture dated February 26, 2021, among the guarantors listed therein and U.S. Bank Trust Company, National Association as trustee	10-Q	001-36373	4.3	10/25/2023
4.5	Second Supplemental Indenture, dated March 5, 2025, to Indenture dated February 26, 2021, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.4	4/25/2025
4.6	First Supplemental Indenture, dated March 5, 2025, to Indenture dated August 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee	10-Q	001-36373	4.5	4/25/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Document has been furnished, is deemed not filed and is not to be incorporated by reference into any of TriNet Group, Inc.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

TRINET	46	2026 Q3 FORM 10-Q

SIGNATURES	Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET GROUP, INC.

Date: October 29, 2026	By:	/s/ Michael Q. Simonds
Michael Q. Simonds
Chief Executive Officer

Date: October 29, 2026	By:	/s/ Mala Murthy
Mala Murthy
Chief Financial Officer

TRINET	47	2026 Q3 FORM 10-Q